Form 10QSB
period 1999-09-30
APTA HOLDINGS INC
filed 1999-11-15
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

                        COMMISSION FILE NUMBER 0-26777
                                               -------

                              APTA HOLDINGS, INC.
                              ------------------
         (Exact name of business issuer as specified in its charter)

            Delaware                             22-3662292
            --------                             ----------
     (State or other jurisdiction             (IRS Employer Identification
         of incorporation)                               number)

    215 West Main Street, Maple Shade, New Jersey   08052
    ---------------------------------------------- -------
    (Address of principal executive offices)     (Zip code)

    (856) 667-0600
    --------------
    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  XX      No
    ----         ----
The Company had 1,000,000 shares of common stock, par value $.001 per share, outstanding as of November 10, 1999.

                                 -1-



             APTA HOLDINGS, INC. AND SUBSIDIARIES
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                APTA HOLDINGS, INC. AND SUBSIDIARIES
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 1999 AND 1998..............................3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998........4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998........5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1999 AND 1998........................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.....................15

PART II.  OTHER INFORMATION.............................................19

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...............19

      SIGNATURES........................................................20



                                 -2-

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1999 AND 1998

                                 (UNAUDITED)
ASSETS
                                                     1999               1998
                                                     ----               ----
 Rental property, net                             $3,263,430      $3,343,341
 Cash                                                 71,918          61,517
 Cash held in escrow                                  43,943          64,325
 Marketable securities                                   -0-           7,155
 Accounts receivable                                   6,361          11,169
 Notes receivable                                    223,523          40,000
 Prepaid expenses                                     66,103          56,581
 Deferred financing costs, net                        69,051          77,691
 Organization Costs, net                                   0           1,125
                                                   ----------     ----------
TOTAL ASSETS                                      $3,744,329      $3,662,904
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                          $3,364,530     $3,398,713
  Notes payable                                      315,000        153,900
  Accrued interest                                    41,876         38,183
  Accounts payable                                    16,420         13,967
  Accrued expenses                                    30,598         23,412
  Security deposits payable                           65,379         58,323
  Other liabilities                                   13,185              0
                                                  ----------      ----------
TOTAL LIABILITIES                                  3,846,988      3,686,498

Minority Interest                                     25,680          9,943

Commitments and contingencies

Stockholders' Deficit
  Investment by predecessor                              -0-       ( 26,353)
  Common stock, $.001 par value
  2,000,000 shares authorized,
  1,000,000 shares issued
  and outstanding                                      1,000            -0-
  Additional paid in capital                         149,000            -0-
  Accumulated deficit                               (278,339)      (  7,184)
                                                   ---------       ---------
Total stockholders' deficit                         (128,339)       (33,537)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $3,744,329     $3,662,904
                                                   ==========     ==========
                               -3-

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                              (UNAUDITED)
                                                                 (Accounting
                                                                  Predecessor)
                                               1999                   1998
                                               ----                   ----
Revenues
  Rental real estate                         $600,293               $593,654
  Financial Services                           19,135                    519
                                             --------                -------
TOTAL REVENUES                                619,428                594,173

Operating expenses
  Administrative expenses                     115,129                 86,471
  Utilities expense                            64,276                 61,264
  Operating and maintenance                    81,388                 91,129
  Taxes and insurance                          92,222                 88,160
  Depreciation and amortization                81,574                 77,707
                                             --------               --------
TOTAL OPERATING EXPENSES                      434,589                404,731
                                             --------               --------

Operating income                              184,839                189,422

Other income (expense)
 Interest income                                1,412                    816
 Interest expense                            (229,978)              (223,068)
                                             ---------              --------
   Total other income (expense)              (228,566)              (222,252)
                                             ---------              --------

Loss before minority interest                 (43,727)               (32,810)

Minority interest                                 661                    (57)
                                             --------               --------
Net loss                                     ($44,388)              ($32,753)
                                            =========              =========

Basic net loss per share
 Loss before minority interest                ($.04)                 ($.02)
 Minority interest                               -0-                    -0-
                                             ---------              --------

Net loss                                      ($.04)                 ($.02)
                                            =========              =========
Average number of common
shares outstanding - basic                  1,000,000              1,516,667
                                            =========              =========

                                 -4-

                APTA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                         (UNAUDITED)
                                                                 (Accounting
                                                                  Predecessor)
                                                   1999               1998
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($44,388)          ($32,753)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Minority interest in net income
       (loss) of subsidiary                           661               ( 57)
     Depreciation and amortization expense         81,574             77,707
   (Increase) decrease in:
     Accounts receivable                            4,168             (2,429)
     Prepaid expenses                             (12,675)            (5,046)
     Cash held in escrow                            8,856             14,307
   Increase (decrease) in:
     Accounts payable                              (5,425)            (3,446)
     Accrued interest                                 -0-             10,987
     Accrued expenses                             (50,158)           (48,741)
     Other liabilities                              9,615             (3,701)
     Security deposits payable                      8,972             (2,839)
                                                  --------         ---------
Net cash provided by (used in)
   operating activities                             1,200              9,667
                                                  --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment            (15,171)           (37,757)
   Cash received from acquisition                     -0-              7,637
   Cash received from predecessor                  85,100                -0-
   Collection of installment notes receivable      17,151             55,000
   Loans made                                    (167,321)               -0-
   Purchases of investments                           -0-             (7,155)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                            (80,241)            17,725

Cash flows from financing activities
   Repayment of mortgage notes payable            (25,899)           (23,855)
   Repayment of short term notes                  (53,900)           (51,100)
   Proceeds from notes payable                    135,000             13,000
   Contribution from predecessor                      -0-             25,000
   Minority interest                               15,000             10,000
                                                  -------            -------
Net cash provided by (used in)
  financing activities                             70,201            (26,955)

                                  -5-
                  APTA HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                (UNAUDITED)

                                                                 (Accounting
                                                                  Predecessor)
                                                   1999               1998
                                                   ----               ----
Increase (decrease) in cash                       ( 8,840)               437

Cash, beginning                                    80,758             61,080
                                                  -------            -------
Cash, ending                                      $71,918            $61,517
                                                  =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   1999               1998
                                                   ----               ----
Cash paid for interest                           $230,903           $212,081
                                                 ========           ========

Cash paid for income taxes                       $    400           $    200
                                                 ========           ========

Non-cash investing and financing activities:

     On June 28, 1999, assets and liabilities of ARCA Corp. were transferred to the Company as follows:


Accrued expenses                            $55,100
Notes payable                                30,000
                                            -------
Cash received from predecessor              $85,100
                                            =======

     During the nine months ended September 30, 1998, the Company acquired S&P Custom Homes, Inc. through a subsidiary, as follows:

Contribution from predecessor               100,000
Notes receivable                            (95,000)
Other current assets                        (   963)
Accrued expenses                              3,600
                                            -------
Cash received from acquisition              $ 7,637
                                            =======

                           APTA HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)

              Investment                         Additional                   Total
                 By           Common Stock        Paid-in    Accumulated  Stockholder's
              Predecessor  Shares     Amount      Capital      Deficit      Deficit
              -----------  -----------------      --------   ------------  -------------
Balance,
01/01/98      $(125,784)            0    $   0       $    0      $   0      $ (125,784)

Contribution
from
Predecessor     125,000             0        0            0           0        125,000

Net loss        (32,753)            0        0            0           0        (32,753)
              ------------  ---------    -----     --------  -----------       -------
Balance
09/30/98      $( 33,537)            0     $  0       $    0      $    0      $( 33,537)

Balance
01/01/00      $( 83,951)            0     $  0       $    0      $    0      $( 83,951)

Net loss
prior to
spin-off       ( 42,486)            0     $  0       $    0      $    0      $( 42,486)

Initial
capitali-
zation
resulting
from
spin-off        126,437     1,000,000    1,000      149,000    (276,437)             0

Net loss
subsequent to
spin-off               0            0       0             0     ( 1,902)      (  1,902)
              ------------  ---------    -----     --------  -----------       -------
Balance
09/30/99               0    1,000,000   $1,000     $149,000   ($278,339)     $(128,339)
              ============  =========    =====     ========  ===========       =======

                                                      -7-
                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998
                             (UNAUDITED)

UNAUDITED FINANCIAL STATEMENTS - The consolidated balance sheets as of September 31, 1999 and 1998, the consolidated statements of operations for the nine months ended September 31, 1999 and 1998, the consolidated statement of cash flows for the nine months ended September 31, 1999 and 1998, the consolidated statement of changes in stockholders' deficit for the nine months ended September 30, 1999 and 1998 for the Company, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

NOTE 1 - ORGANIZATION

       APTA Holdings, Inc. ("APTA"), a Delaware corporation, ("the Company") was formed on June 4, 1999, as a subsidiary of ARCA Corp. ("ARCA"), a New Jersey corporation, in connection with a transaction in which ARCA was merged into Agate Technologies, Inc. ("Agate") on June 28, 1999. Immediately prior to the closing of the merger, ARCA transferred all of its assets and liabilities to APTA. On June 28, 1999, the common stock of APTA was spun off to the common shareholders of ARCA. Eligible ARCA shareholders of record on June 28, 1999 ("Dividend Record Date") received one share of APTA's common stock for each share of ARCA's common stock held on the Dividend Record Date. On June 28, 1999, 1,000,000 shares of $.001 par value APTA common stock were issued to eligible ARCA shareholders.


NOTE 2   BASIS OF PRESENTATION

       The consolidated financial statements for periods prior to the spin off include only those assets and liabilities contributed by ARCA as described above. These financial statements have been prepared using ARCA's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulated that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to APTA Holdings, Inc. The financial statements presented include all the operations of the Company as well as the operations of the Company's predecessor prior to the spin-off, and have been accounted for in a manner similar to that in a pooling of interests.

                                    -8-
                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

                             (UNAUDITED)

NOTE 2   BASIS OF PRESENTATION (CONTINUED)

       In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses which would have been incurred on behalf of the accounting predecessor by ARCA. Management has allocated such expenses based on its best estimate of the actual time and effort expended for the benefit of APTA, and believes such allocation to be reasonable.

Net loss per Share

       Net loss per share has been computed giving effect to the distribution ratio of 1 common share of APTA for each common share of ARCA. Accordingly, weighted average common shares outstanding, have been computed based on the shares outstanding of ARCA for the respective period. Calculated earnings per share may not be representative of earnings per share subsequent to the transfer of the assets and liabilities from ARCA since the level of other expenses incurred by APTA may be higher than was incurred on a historical basis.


NOTE 3  NATURE OF OPERATIONS

On December 31, 1995, the Company acquired, through its wholly owned subsidiary Spring Village Holdings, Inc., an 80% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments), which owns a 124 unit residential apartment complex in Sharon Hill, Pennsylvania. The Company's 80% partnership interest is comprised of a 4.5% general partnership interest and 75.5% limited partnership interest. The remaining 20% limited partnership interests are held by unrelated individuals.

On March 31, 1998, the Company formed Beran Corp. ("Beran") and on May 28, 1998, entered into the financial services business through the acquisition of the lending operations of a real estate development company. On November 24, 1998, Beran became a licensed lender of consumer loans in the State of New Jersey. Beran is an 80% and 91% owned subsidiary of the Company as of September 30, 1999 and September 30, 1998, respectively.


NOTE 4   BUSINESS ACQUISITION

       Effective May 28, 1998, the Company, Beran and S&P Custom Homes, Inc. ("S&P") entered into an Agreement and Plan of Merger (the "Merger") pursuant to which S&P was merged into Beran. S&P was a real estate developer and specialty finance company in which officers of the Company were stockholders. Pursuant to the Merger,
                                    -9-
                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

                             (UNAUDITED)


NOTE 4   BUSINESS ACQUISITION (CONTINUED)

each share of S&P common stock was exchanged for one share of the Company's common stock, except for four S&P stockholders who agreed to accept less than a one-for-one share exchange. This resulted in a $100,000 increase in the net assets of the Company representing the historical basis of the assets and liabilities merged from S&P. The merger has been accounted for in a manner similar to that of a pooling of interests, and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the combined financial position and operating results of Beran and S&P with no change in the historical basis of the assets and liabilities merged. Net revenues, loss before extraordinary item and minority interest, and net loss of Beran and S&P prior to the merger were immaterial. There were no intercompany transactions between the companies prior to the merger.

NOTE 5   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the year ended December 31, 1998 and 1997 which were audited and appear in the Form 10-SB previously filed by the Company.


NOTE 6   RENTAL PROPERTY

       Rental property at September 30, 1999 and 1998 consisted of the following:

                                      1999          1998

Land                                  $   292,792   $   292,792
Building and improvements               3,193,017     3,185,504
Building equipment                        105,928        98,709
Office equipment                           14,777        11,214
Furniture and fixtures                      7,083         3,517
                                        ---------     ---------
                                        3,613,597     3,591,736
Less accumulated depreciation        (    350,167)   (  248,395)
                                        ---------     ---------
Rental property, net                   $3,263,430    $3,343,341

       Depreciation expense for the nine months ended September 30, 1999 and 1998 was $75,094 and $70,852.
                                    -10-
                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

                             (UNAUDITED)

NOTE 7   CASH HELD IN ESCROW

       Cash held in escrow at September 30, 1999 and 1998 consisted of the following:
                                      1999          1998

Mortgage escrow deposits           $   15,445      $ 41,810
Reserve fund for replacements          11,865        12,309
Specified work escrow                  16,633        10,206
                                   ----------      --------
                                  $    43,943      $ 64,325
                                   ==========      ========

NOTE 8   NOTES RECEIVABLE

        Notes receivable at September 30, 1999 and 1998 consist of the following:

                                                     1999             1998
                                                     ----             ----
Mortgage notes receivable from company
   owned by minority stockholders bearing
   interest at 12%, secured by related real
   estate, repaid in 1998                         $     -0-         $  40,000
Installment notes receivable in monthly payments
   ranging from $180 to $440 including interest
   at 25% through June 2002, secured by related
   vehicles                                        142,962                -0-

Installment note receivable from a related party
   in monthly payments of $760 including
   interest at 12% through December 2004,
   secured by equipment                             39,231                -0-


Installment note receivable from minority
  stockholder in monthly payments of
  interest only at 12%, due
  December 31, 1999, unsecured                      41,330                -0-
                                                  ---------         ---------
                                                  $223,523          $  40,000
                                                  =========         =========

                                    -11-
                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

                             (UNAUDITED)

NOTE 9    MORTGAGE NOTES PAYABLE

        Mortgage notes payable at September 30, 1999 and 1998 consisted of the following:


                                                        1999            1998
                                                        ----            ----
Mortgage note payable to First Union National
  Bank in monthly installments of $17,962 including
  Interest at 7.78%, due October 2007, secured by
  first mortgage on rental property, assignment of
  leases, rents and security deposits, substantially
  all assets of a subsidiary, and a limited payment
  and performance guaranty of a stockholder          $2,456,651    $2,480,070

Mortgage note payable to Resource Properties,
  Inc. ("RPI") in monthly installments of $7,964
  Including interest at 9.28%, (or 100% of the
  Subsidiary's net cash flow, as defined in the
  Agreement, if less), due October 2022, secured
  by second mortgage on rental property and
  the common stock of a subsidiary                      907,879       918,643
                                                     -----------   ----------
                                                     $3,364,530    $3,398,713
                                                     ===========   ==========


Maturities of mortgage notes payable as of September 30, 1999 are as  follows:

September 30, 2000                                $      37,384
September 30, 2001                                       40,299
September 30, 2002                                       43,758
September 30, 2003                                       47,517
September 30, 2004                                       51,601
Thereafter                                            3,143,971
                                                   -------------
                                                   $  3,364,530
                                                   =============

                                    -12-

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

                             (UNAUDITED)

NOTE 10   NOTES PAYABLE

       Notes payable at September 30, 1999 and 1998 consists of the following:

                                                        1999            1998
                                                        ----            ----
Note payable to stockholder with interest at 12%
due on demand, unsecured                               $ 17,500     $     -0-

Note payable to related parties with interest at
  12%, due on demand, unsecured                         147,500         3,900

Note payable to stockholder in monthly payments
  of $1,688 (or net cash flow after all debt service
  of a subsidiary, if less), bears interest at 12%,
  due December 31, 2000, unsecured                      150,000       150,000
                                                       ---------     --------

                                                       $315,000      $153,900
                                                       =========     ========


NOTE 11   INCOME TAXES

      The Company has deferred tax assets of $104,000 and $91,000 at September 30, 1999 and 1998 which represent the tax effects of net operating loss carryforwards. The deferred tax assets have been reduced in their entirety by a valuation allowance in each period. At September 30, 1999, the Company has approximately $434,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2019 for federal purposes and 2006 for state purposes.

NOTE 12   RELATED PARTY TRANSACTIONS

Management of Rental Property

     The rental property is managed by a company which is owned by a stockholder. The current management agreement provides for a management fee of 5% of gross income, which is typical for the industry. Management fees for the nine months ended September 30, 1999 and 1998 were $33,750 and $30,910.

     Included in the accrued expenses are management fees payable of $3,750 and $3,356 at September 30, 1999 and 1998.
                                    -13-
                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1999 AND 1998

                             (UNAUDITED)


NOTE 12   RELATED PARTY TRANSACTIONS (CONTINUED)

Leases

      The Company leases its office space from a company which is owned by a stockholder. Monthly rental payments are $300 per month. Rent expense for the nine months ended September 30, 1999 and 1998 was $2,700 and $1,800.



                                    -14-
ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-SB.

General
-------

Apta Holdings, Inc. ("Apta" or the "Company") was incorporated on June 4, 1999 in the State of Delaware as a wholly owned subsidiary of ARCA Corp. On June 28, 1999, the Company acquired 100% of the assets and liabilities of the parent, ARCA, as part of a merger by ARCA with Agate Technologies, Inc.

Included in the assets acquired by Apta were ARCA's wholly owned real estate subsidiary, Spring Village Holdings, Inc. and ARCA's 80% owned finance company subsidiary, Beran Corp. The following discussion of the business of the Company includes the businesses of the two subsidiaries and incorporates the prior activities of ARCA Corp.

The Company is currently engaged in two lines of business; owning and operating income producing real estate, and the originating and servicing of loans to businesses, generally secured by real estate or other business assets ("business lending"), and to individuals, generally secured by vehicles or other personal property ("consumer lending").

On December 31, 1995, the Company acquired through a subsidiary, for $50,000, an 80% controlling interest in a 124 unit apartment complex located in Sharon Hill, Pennsylvania. The Company secured bridge financing to make certain improvements needed to refinance the property. Upon completion of the improvements, rents, occupancy and net cash flow increased and the property was successfully refinanced on September 19, 1997. Subsequent to the refinancing, the Company has used its positive operating cash flow to reduce debt.

On March 31, 1998, Beran Corp. was incorporated in the State of Delaware, and on May 28, 1998, entered into business lending through the acquisition of the business lending operations of a real estate development company.

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $19,135 in financial services revenues for the nine month period ending September 30, 1999, and contributed $3,303 in net income to consolidated results. As of September 30, 1999, Beran had $223,523 in loans outstanding. Beran's operations for the nine months ending September 30, 1998 were minimal since it had only recently commenced operations.


                                    -15-
The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to the Company. The Company also intends to expand its finance company. Currently the Company has $223,523 in loans outstanding. The Company intends to increase the loans outstanding to $250,000 by December 31, 1999. In order to meet its stated goal, the Company has been and anticipates that it will originate approximately $15,000 per month in new consumer loans.

Results of Operations
----------------------

The following discussion is for the nine months ending September 30, 1999 and 1998, respectively.

Revenues increased by $25,255 or 4%, from $594,173 in 1998 to $619,428 in 1999. Occupancy was approximately 95% as of September 30, 1999, and was 94% in 1998. A small increase in the average unit rental rate, combined with a slight increase in occupancy, resulted in a $6,639 increase in rental revenue. Financial services revenue increased by $18,616 to $19,135 due to more loans outstanding.

Administrative expenses increased to $115,129 in 1999 from $86,471 in 1998, primarily due to costs related to an increase in staff at the apartment complex and the start-up of our finance company. Utilities increased by $3,012. Operating and maintenance expense decreased from $91,129 in 1998 to $81,388 in 1999. Taxes and insurance increased by $4,062, primarily due to expanded insurance coverage. Depreciation increased by $3,867 to $81,574 in 1999, reflecting recent capital improvements being depreciated. Total operating expense increased by $29,858, from $404,731 in 1998 to $434,589 in 1999.

Operating income declined from $189,442 in 1998 to $184,839 in 1999, primarily due to the increases in expenses discussed above, which were only partially offset by the increase in revenues.

Interest expense, net of interest income, increased by $6,314 from $222,252 in 1998 to $228,566 in 1999.

Net loss increased from ($32,753) in 1998 to ($44,388) in 1999. Basic net loss per share increased from ($.02) in 1998 to ($.04) in 1999.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At September 30, 1999, the Company had working capital of $42,006, including cash held in escrow for anticipated future expenses. The Company needs additional financing to expand its business and carry out its business plan.

                                    -16-
On January 1, 1999, the Company had $80,758 in cash, exclusive of $52,799 in cash held in escrow accounts.

During the nine months ending September 30, 1999, the Company received $81,100 in proceeds from notes payable net of repayments, $85,100 from predecessor, and $15,000 from the sale of stock in Beran Corp., the Company's finance subsidiary. This sale of Beran Corp. stock represented an additional purchase by an accredited investor and reduced the Company's ownership of Beran Corp. from 91% to 80% as of September 30, 1999. Operations provided $1,200. The Company used $15,171 to purchase property and equipment, made $150,170 in loans net of repayments, and reduced mortgage debt by $25,899. The net decrease in cash for the period was $8,840. The Company had $71,918 in cash on September 30, 1999, exclusive of $43,943 in cash held in escrow accounts.

As a result of the refinancing which occurred on September 19, 1997, the Company anticipates breakeven net cash flow after all scheduled debt service in 1999, including principal payments totaling $34,893 on long term debt. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

The Company's balance sheet is highly leveraged. The Company plans to reduce this leverage through future equity offerings as well as by funds generated from operations. The Company plans to offer for sale 250,000 shares of its common stock at an offering price of $1.00 per share by means of a private offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to maintain occupancy at 93% or above and to keep operating costs under control.

In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company.


IMPACT OF THE YEAR 2000 ISSUE
------------------------------

The Company's State of Readiness
---------------------------------

The Company has reviewed its critical information systems for Year 2000 compliance. The compliance review revealed that the Company's critical accounting information systems are Year 2000 compliant due to the fact that the Company's hardware and operating system are "off-the-shelf" products from third parties with Year 2000 compliant versions. The Company does not rely on to any significant degree on any other computerized information systems.

                                    -17-
As part of the Company's Year 2000 compliance review, the Company contacted its primary vendors to determine the extent of their readiness, and has been informed by them that they are Year 2000 compliant.

The Cost to Address the Company's Year 2000 Issues
---------------------------------------------------

The Company has spent less than $1,000 on Year 2000 compliance issues and does not expect future expenditures, if any, to be material to the Company's financial position, cash flow, or results of operations.

The Risks Associated with the Company's Year 2000 Issues
---------------------------------------------------------

The Company believes that the risks associated with Year 2000 issues primarily relate to the failure of third parties, particularly banks and utilities, upon whom the Company's business relies to timely remediate their Year 2000 issues. Failure by third parties to timely remediate their Year 2000 issues could result in disruptions in the Company's supply of parts and materials, late, missed, or unapplied payments, temporary disruptions, and other general problems related to the Company's daily operations.

The Company's Contingency Plan
-------------------------------

The Company has implemented a Year 2000 contingency plan. The Company is prepared to run manually and without automated systems in the event of a Year 2000 system failure. The Company is however dependent on certain suppliers, particularly two banks where the Company maintains its operating accounts, and suppliers of utilities. Except for utilities, the Company has arranged for the use of multiple suppliers, including banks, to provide alternatives should one or more suppliers experience difficulties.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; and (e) general economic conditions.


                                    -18-
PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 1 - Earnings Per Share Schedule

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         None




                                    -19-

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            APTA HOLDINGS, INC.


Dated:  November 15, 1999   /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer