Form 10KSB
period 1999-12-31
APTA HOLDINGS INC
filed 2000-03-29
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/99.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number 0-26777


                            APTA HOLDINGS, INC.
               (Name of Small Business Issuer in Its Charter)


           Delaware                                       22-3662292
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

215 West Main Street, Maple Shade, New Jersey                   08052
(Address of Principal Executive Offices)                      (Zip Code)

                              (856) 667-0600
                        (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12(g) of the Act: common stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)
[X] Yes    [  ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X] Yes   [  ] No

State issuer's revenues for its most recent fiscal year: $839,986

The Company's common stock currently is not quoted publicly. The estimated aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 1999 was $322,345. The market value is based upon the last sale of the Common Stock by the Company of $.50 per share on December 31, 1999 pursuant to a private placement.

The Company had 1,084,000 shares of common stock, par value $.001 per share, outstanding as of February 28, 2000.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  XX
                                                ----     -----

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General
--------

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $31,928 in financial services revenues for the twelve month period ending December 31, 1999, and contributed $4,444 in net income to consolidated results. As of December 31, 1999, Beran had $250,187 in loans outstanding.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to the Company. The Company also intends to expand its finance company. Currently the Company has $250,187 in loans outstanding. The Company intends to increase the loans outstanding to $300,000 by December 31, 2000. In order to meet its stated goal, the Company has been and anticipates that it will continue to originate approximately $15,000 per month in new consumer loans.


Real Estate Operations
-----------------------

The Company acquired a 4.5% general partnership interest and a 75.5% limited partnership interest (80% total) in SVG Properties, L.P. which owns the Spring Village Apartments complex in Sharon Hill, Pennsylvania from Harry J. Santoro and companies affiliated with him (Santoro), the Company's President, for $50,000. SVG Properties, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of New Jersey on May 12, 1987. In 1987 the Partnership acquired for $2,450,000 the Mill Spring
Apartments (subsequently renamed the Spring Village Apartments). At the time of the acquisition the property was severely in need of rehabilitation. The Partnership invested over $1,000,000 into the property using capital contributed by nine limited partners and the net proceeds from a $3,250,000 mortgage guaranteed by the Federal Housing Administration. Though the physical aspects and the net income of the property were significantly improved, the net income from operations was not sufficient to make the principal and interest payments due on the first mortgage. The Partnership attributes this to the high effective interest rate on the mortgage of 10 1/2 %, plus 1/2% for insurance. In January, 1992, the Partnership defaulted on its mortgage. In August, 1992, Santoro acquired a controlling interest in the Partnership, along with other assets, in exchange for $125,000. At the time of the acquisition in 1992, Mr. Santoro owned a 7.14% limited partnership interest in SVG Properties, L.P. Mr. Santoro also was the chief executive officer and a 16.7% owner of Santoro, VanDervort & Gordon, Inc., the corporate general partner, which owned 14.70% of S.V.G. Properties, L.P.
Santoro then entered into negotiations with the U.S. Department of Housing and Urban Development (HUD) to renegotiate the terms of the first mortgage. A Provisional Workout Agreement (the "Agreement") was agreed to and became effective on January 1, 1994, whereby HUD agreed not to take any action as a result of the default, provided that the mortgagor remit the minimum monthly payment and satisfactorily performed the other requirements of the agreement. The agreement provided for a minimum monthly payment of $24,000
($288,000/yr.) in 1994 increasing to $34,000 per month ($408,000/yr.) in
2002.

During March of 1994, HUD announced that it planned to sell the large backlog of mortgage loans that reverted to the Federal Housing Administration (FHA) when borrowers defaulted on FHA insured mortgages.

On September 18, 1996, the Company was notified that the mortgage on the Property was sold to Resource Properties XXIII, Inc. ("RPI"). Shortly thereafter, the Company entered into an agreement with RPI whereby RPI agreed to recast the existing $3,490,419 debt to RPI as part of a proposed refinancing.

On September 19, 1997, S.V.G. Properties, L.P., 80% of which is owned by Apta through its wholly owned subsidiary Spring Village Holdings, Inc., completed the refinancing of its long term debt. The refinancing completed the first objective of the Company's long term business plan. Below is a summary of the significant financial terms of the refinancing (rounded to the nearest $1,000):

                                                Before             After
                                             Refinancing        Refinancing
                                             -----------        -----------
Total long term debt                          3,595,000         3,578,000
Annual debt service (1998)                      342,000           326,000
Annual interest expense (1998)                  331,000           296,000
Funded expense escrows                           10,000            99,000
Effective interest rate                            9.2%              8.3%
Maturity                                         7 years         10 years+/-

As a result of the refinancing, long term debt decreased by $17,000, annual debt service decreased by $19,000, annual interest expense decreased by $35,000, and funded cash reserves to cover anticipated future expenses such as taxes, capital replacements and insurance increased by $89,000. Below is a more detailed analysis of long term debt as of September 19, 1997.

                                  Principal     Annual           Annual
                                                Debt Service     Interest
                                                Principal
                                                plus interest
                                  -----------------------------------------
New first Mortgage (Merrill)
  (7.78%) (10 years)              2,500,000     215,544          194,500
New second mortgage (RPI)
  (9.28%) (25 years)                927,672      95,568           86,088
New subordinate debt (Santoro)
   (10.0%)(2 years)                 150,000      15,000           15,000
                                  ---------     -------          --------
                                  3,577,672     326,112          295,588


Debt forgiveness/gain on extinguishment          162,926

For more information, see Financial Statements

Now that the refinancing has been completed, the Company plans to seek new capital to reduce total debt and to seek strategic acquisitions to enhance shareholder value.

Future Acquisitions
--------------------

The Company intends to acquire additional single family and multi-family residential properties in the future, as well as undeveloped acreage. The target price per apartment unit is $28,000 and the geographic area shall be Eastern Pennsylvania, Delaware, and Southern New Jersey. There is no assurance that properties meeting such criteria can be acquired by the Company or that such acquisitions will be profitable. Also, investments may be made in properties which do not meet the above criteria upon what the Company believes to be favorable investment opportunities, such as purchasing properties that are distressed, at sheriff sales and/or tax sales, and the like. The Company does not have a fixed time frame for the acquisition of additional properties, but reviews potential acquisitions on an ongoing basis. The Company does not currently have any specific plans for acquisitions, and no potential acquisitions are currently under review. The Company is currently focused on using its cash flow from operations, if any, to reduce debt, with the remainder being reinvested in its existing property.

The Company intends to finance its future acquisitions through the use of its own equity and initial acquisition debt up to 100% of the cost of the property, including anticipated improvements. It is the Company's stated long term goal to reduce overall debt to no greater than 50% of the market value of the Company's real estate holdings.

The Company's policy is to acquire assets for income, with capital appreciation being anticipated, but secondary to current income.

The Company has no limit as to the percentage of its assets which may be invested in any particular property, except that the Company will not invest in a transaction or a series of transactions which will require registration as an Investment Company under the Investment Company Act of 1940.

The Company may invest in mortgages or other debt securities, including real estate tax liens, and there are no restrictions on such investments except that such debt securities or liens shall be secured by residential real estate or unimproved acreage.

The Company may invest in direct or indirect interests in residential real estate and unimproved land, including fee simple ownership, general or limited partnership interests, listed or not listed common or preferred stock in real estate companies or REITS which invest in residential real estate. The Company does not intend to originate or warehouse mortgages, for purposes of sale or servicing.

The Company, at the discretion of the Board of Directors, may change the investment objectives and criteria as it deems appropriate and in the best interests of the Company.

Industry Overview
------------------

The Company's primary focus is to own and operate apartment complexes. The industry is dominated by numerous small operators. There are several large apartment operators in the area, including the Korman Organization, which operates a 1,500+ unit apartment complex, International City, which competes with the Company's existing complex. The Company believes the industry is highly competitive.


Apartment complexes in the area similar to the one owned by the Company have the following profiles:
                                                Company         Company
  Rents per month                Typical        12/31/99        12/31/98
  -------------------------      -------        --------        --------

  Studio                        $375 - $495        $430          $405
  One bedroom                   $475 - $625        $545          $520
  Two bedroom                   $585 - $750        $650          $635

  Annual rent increase 1999      1% - 3%          2% - 4%       2% - 4%

  Average occupancy 1999        94% - 97%        93% - 98%     93% - 98%

The information contained in the above table was derived from the following sources:

       1)   The metropolitan Philadelphia Apartment Survey
            By:  Insignia/ESG Capital Advisors, 1998

       2)   The March 1999 CB Richard Ellis Rental Survey of
            Delaware County and Chester County, Pennsylvania

The Company believes that the general market is stable and that its units at current rental rates are in line with competitive complexes in the area.

Because it costs more to build a new apartment unit than to acquire an existing unit and due to lack of suitable construction sites in the area, competition is limited to existing apartment complexes and should be manageable.


Finance Company Operations
--------------------------

The Company, through its 80% owned subsidiary Beran Corp., originates, sells and services loans to businesses secured by real estate and other business assets ("Business Purpose Loans"), and consumer loans typically to credit impaired borrowers, including automobile loans secured by the title to the automobile and the unconditional guarantee of participating dealers or individual guarantors pre-approved by Beran.

The Company's customers currently consist primarily of two groups. The first category of customers includes credit impaired borrowers who are generally unable to obtain financing from banks, savings and loan associations or other finance companies that have historically provided loans only to individuals with favorable credit characteristics. These borrowers generally have impaired or unsubstantiated credit characteristics and/or unverifiable income, and respond favorably to the Company's marketing efforts. The second category of customers includes borrowers who would qualify for loans from traditional lending sources but elect to utilize the Company's products and services. The Company's experience has indicated that these borrowers are attracted to the Company's loan products as a result of its marketing efforts, the personalized service provided by the Company's staff, and the timely response to loan requests. Historically, both categories of customers have been willing to pay the Company's fees and interest rates which are generally higher than those charged by traditional lending sources.

The Company markets its services primarily by "networking". With respect to Business Purpose Loans, the Company obtains new borrowers from recommendations of existing borrowers and business associates. With respect to automobile loans, an officer of the Company meets with dealers, salesmen and finance managers, and provides them with detailed information about the Company's auto loan program. Through this "network", loan requests flow into the Company, which are promptly accepted or rejected based on the Company's underwriting criteria. The Company does no mass media advertising.


Business Purpose Loans
----------------------

The Company began operations in 1998 and initially offered Business Purpose Loans. The Company currently originates Business Purpose Loans in Pennsylvania and New Jersey. The Company focuses its marketing efforts on small businesses, including suppliers, vendors and subcontractors of Beran or Apta Holdings, Inc. who do not meet all of the credit criteria of commercial banks.

The Business Purpose Loans originated by the Company generally are secured by real estate, cash flow from investment real estate, or other assets. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company was 12% for the year ended December 31, 1999.

Automobile Loans
----------------

The Company is also in the business of underwriting, purchasing and servicing high-yield retail automobile installment loan contracts. Contracts will be acquired from approved dealerships and other financial institutions. Vehicle loans purchased by the Company are generally made to first time buyers and others with impaired credit ratings. Therefore, the original interest rates on the loans range from 18% to 25% per annum, and require a minimum 20% down payment by the automobile purchaser. Each loan must also be unconditionally guaranteed by the automobile dealer or a pre-approved individual guarantor acceptable to Beran.

In addition to the guarantee, the Company "holds back" 10% of each loan as additional security for the loans purchased by the Company. The holdback is retained by the Company as a reserve against possible loan defaults. Holdbacks from automobile dealers by lenders are common in this industry, but vary in amount and terms from lender to lender. The Company's holdback policy is similar to other lenders with which the Company competes.

The Company does not anticipate any shortfalls in the reserve account. The Company can, if necessary, sell repossessed automobiles at a price which significantly reduces the potential losses on defaulted loans.


Employees
----------

In addition to Harry J. Santoro, the President and Treasurer, and Stephen M. Robinson, the Vice President and Secretary, the Company, through subcontracts, employs five other people on a regular basis who manage and maintain the apartment complex and perform administrative functions.

Facilities
-----------

The Company currently maintains its principal executive office in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $450. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.


Item 2.  Description of Property
---------------------------------

The Complex
------------

The Spring Village Apartment complex is a garden-type apartment complex consisting of seven buildings containing 60 one-bedroom units, 49 two-bedroom units and 15 studio units, located in Sharon Hill, Delaware County, Pennsylvania. Construction features include brick veneer over concrete block exterior walls, wood frame, asphalt shingle gable roofs, aluminum frame windows and sliding patio doors. Each unit is heated by gas fired hot water baseboard heat. All units have wall mounted air conditioners. The buildings were built in 1966. The quality of construction and current physical condition of the units is believed by the Company to be average. The Company is not aware of any material adverse environmental attributes of the property. There were seven inactive underground storage tanks formerly used to store heating oil for the complex. The tanks were not regulated by the State of Pennsylvania, and were removed during 1997 by a qualified environmental engineering firm.


The current real estate tax assessment equates to a market value of $3,378,870. The assessed value for real estate taxes is $3,378,870 (based on a presumed value of $3,378,870) and the real estate taxes paid for 1999 were $89,506. The tax basis as of December 31, 1999 of the Company's buildings and equipment was $3,449,732 and $203,015 respectively, with $1,580,346 in accumulated depreciation. The land has a tax basis of $263,727. Buildings and improvements are depreciated using the straight line method over a 40 year life. Equipment is depreciated using the 150% declining balance method over a 10 year life. The Company owns an 80% partnership interest in the Partnership which owns the property. The Property has been substantially renovated and the Company does not anticipate the need for substantial future renovations other than routine replacements. The Company believes it has adequate insurance coverage.


The Company plans to make the following capital expenditures during the next twelve months:

Replace appliances and equipment                $ 15,000
Replace soffits and fascia, painting               4,000
Grounds, landscaping, etc.                         5,000
                                                --------
Total                                           $ 24,000

All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.


Item 3. Legal Proceedings.
---------------------------

There are no pending material legal proceedings to which the Company or any of its properties is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

       Market Information. There is no public trading market for the common stock of Apta. Apta anticipates that its common stock will be listed on the NASD OTC Bulletin Board in the near future. The common stock of ARCA Corp., the Company's predecessor, was quoted on the OTC Bulletin Board under the symbol "ARCC". However, the market for ARCA common stock was sporadic and thinly traded, and the price range of the common stock was $.25 to $1.25 per share prior to the merger with Agate Technologies, Inc.

       Holders. There are 453 holders of record of Apta common stock. The Company estimates that there are at least another 15 shareholders whose stock is held in street name.

       Dividends. Neither Apta nor its predecessor ARCA has declared or paid any cash dividends on its common stock. Apta presently, and for the foreseeable future, intends to retain all its earnings, if any, for the development of the Company's business. The declaration and payment of cash dividends in the future will be at the discretion of the Board of Directors, and will depend upon a number of factors, including among others, future earnings, operations, funding requirements, the general financial condition of the Company, and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending December 31, 1999 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

     .   There were no underwriters involved in any of the transactions.

     .   All of the securities issued were restricted common stock of ARCA
Corp., and each of the certificates issued was stamped with the following restrictive legend:

"The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares have been acquired for investment and may not be sold, transferred or assigned in the absence of an effective registration statement for these shares under the Securities Act of 1933 or an opinion of the Company's counsel that registration is not required under such Act."

     .   No form of advertising or general solicitation was utilized in connection with any of the offers or sales of such securities.

     .   Redistribution of the common stock was subject to the provisions of
Rule 144 of the Securities Act.

     .   Each of the offerees were furnished with the Registrant's latest
Form 10-KSB, Form 10-QSB's for the fiscal periods subsequent to the end of the fiscal period, and all forms 8-K filed by the Registrant since the end of the fiscal period.

     .   Each of the purchasers represented that the purchaser was acquiring the securities for the purchaser's own account, for investment only, and not with a view toward the resale, fractionalization, division or distribution thereof, and further, the investors each represented that they had no present plans to enter into any contract, undertaking, agreement, or arrangement for any such resale, distribution, division or fractionalization thereof.

     On December 31, 1999, 84,000 shares of the Company's common stock were issued to four investors for the consideration of $42,000 cash. The transaction was effected in reliance upon Rule 506 of Regulation D of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

The Company intends to target its marketing and business activity to renting apartment units to moderate income people who are not in a position to acquire a home. Based on the Company's own experience over the past five years and a review of market analysis reports published by others, the Company believes there will continue to be a need in the marketplace for moderately priced, well-maintained apartment rental units. This should provide a stable rental income base and allow for future revenue growth through modest rental increases near the rate of inflation.

The Company's long range plan is to reduce debt to around fifty percent of a property's value. To accomplish this, the Company plans to raise additional capital through the sale of its securities in the future.

The Company advertises its units in local newspapers, by direct mail and through promotional programs designed to maintain occupancy at or above 95%.

With respect to its finance company business, the Company plans to slowly
increase its loan pool by originating new loans.   During 1999, the Company
originated $176,834 in loans, averaging $14,736 per month. Currently its finance company subsidiary does not materially affect its operating results. However, going forward, the Company expects that the finance company will become an important source of operating profit.

Results of Operations
----------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-SB.

1999 Compared To 1998

The Company reported total revenues of $839,986 in 1999, compared to $802,908 in 1998, an increase of $37,078, or 4.6%. Several factors accounted for this increase. Rental real estate revenues increased by $11,203 to $808,058. A small increase in average unit rents was partially offset by a small decrease in occupancy. Tenant fees also increased. Occupancy in 1999 and 1998 was higher than the historical norm. Occupancy decreased from 96% in 1998 to approximately 95% in 1999. The Company believes this was the result of an improving economy, increased advertising, and reflects overall improvement in the desirability of our apartments resulting from increased spending in prior years on previously deferred maintenance. Included in total revenues are $31,928 in revenues from financial services realized by Beran Corp., the Company's finance subsidiary which is in its early stages of development. This was an increase of $25,875 over 1998.

Total operating expenses increased by $40,474, to $607,230. Administrative expenses increased by $41,255 to $168,103. In 1999, there was an increase in administrative expenses related to the operations of the apartment complex and new administrative overhead related to the start-up of our finance company. Utilities expenses increased from $79,750 in 1998 to $84,488 in 1999 due primarily to an unusually mild winter in 1998. Operating and maintenance expenses declined by $21,471, material costs and less spending on deferred maintenance caused the decline. Taxes and insurance increased by $8,082, reflecting higher insurance premiums and taxes. Depreciation and amortization increased by $7,870 to $117,074.

Net interest expense increased by $13,801 to $308,101.

Net loss increased from $58,167 in 1998 to $77,234 in 1999. The Company reported a basic net loss of ($.08) per share in 1999, compared to a basic net loss of ($.03) per share in 1998.

1998 Compared To 1997

The Company reported total revenues of $802,908 in 1998, compared to $742,810 in 1997, an increase of $60,098, or 8%. Several factors accounted for this increase. Occupancy increased from 93% in 1997 to approximately 96% in 1998. The Company believes this was the result of an improving economy, increased advertising, and reflects overall improvement in the desirability of our apartments resulting from increased spending in prior years, on previously deferred maintenance. Tenant fees and other income also increased as a result of expansion of tenant services and the installation of a new computerized billing system. Included in total revenues are $6,053 in revenues from financial services realized by Beran Corp., the Company's finance subsidiary which is in its early stages of development. Interest income also increased by $1,316, reflecting a new cash management system implemented in 1998.

Total operating expenses decreased by $69,598, to $566,756. Administrative expenses increased by $45,854 to $126,848. In 1998, there was an increase in administrative expenses related to the operations of the apartment complex and new administrative overhead related to the start-up of our finance company. Utilities expenses declined from $88,027 in 1997 to $79,750 in 1998 due primarily to an unusually mild winter. Operating and maintenance expenses remained little changed from 1997. Decreases in material costs were offset by increases in subcontracts and miscellaneous other costs. Taxes and insurance declined by $10,871, reflecting lower insurance premiums and lower payroll taxes due to a shift to the use of subcontractors. In 1997, the Company incurred a $111,974 environmental remediation expense to remove seven underground fuel tanks to accomplish the refinancing described below. Depreciation and amortization increased by $13,539 to $109,204.

On September 19, 1997, the Company refinanced its debt. Interest expense declined from $323,752 in 1997 to $296,267, due to a lower overall effective interest rate and a reduction in the total debt outstanding. $162,926 of debt was forgiven by the Company's original first mortgage lender as part of the refinancing. The forgiveness of debt was reflected as a net gain on extinguishment of debt in 1997, and is reported as an extraordinary item.

Net loss increased from $53,719 in 1997 to $58,167 in 1998. The Company reported a basic net loss of ($.03) per share in 1998, compared to a basic net loss of ($.03) per share in 1997.


The prior five year rental history is summarized as follows:

          Gross Potential Rents    Occupancy        Average Annual Rent
Year  (Exclusive of other income)  Percentage        per square foot
-----  -------------------------    ----------       --------------------
1995       $763,181                 95                 $9.74
1996       $775,730                 93                 $9.90
1997       $783,367                 93                $10.00
1998       $797,894                 96                $10.18
1999       $813,946                 95                $10.39

No tenant occupies more than 10% of the leased space. Substantially all leases are for one year or less, and are for residential dwelling units. A sixty day notice is required for termination. Substantially all of the leases expire within one year as is typical for apartment leases.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At December 31, 1998 the Company had $32,719 in working capital, including cash held in escrow for anticipated future expenses. At December 31, 1999, the Company had a $34,066 deficit in working capital.

On December 31, 1997, the Company had $61,080 in cash. During the year ending December 31, 1998, the Company realized $11,900 in proceeds from notes payable, and $10,000 through the sale of common stock of Beran Corp., the Company's finance subsidiary, to one individual, an accredited investor who is knowledgeable in the business of Beran Corp. This sale of stock reduced the Company's ownership of Beran Corp. from 100% to 91% as of December 31, 1998. Operations provided an additional $46,614. The Company used $32,139 to repay mortgage notes payable. The Company received $7,637 in cash from an acquisition, collected $114,981 from notes receivable, made $93,334 in new loans, and used $45,981 to purchase property and equipment. The net increase in cash for the year was $19,678. The Company had $80,758 in cash on December 31, 1998, exclusive of $52,799 cash held in escrow accounts.

During the year ending December 31, 1999, the Company received $131,697 in proceeds from notes payable net of repayments, $ 42,000 from the issuance of common stock, and $15,000 from the sale of stock in Beran Corp., the Company's finance subsidiary. This sale of Beran Corp. stock represented an additional purchase by the accredited investor discussed in the previous paragraph, and reduced the Company's ownership of Beran Corp. from 91% to 80% as of December 31, 1999. Operations provided $41,312. The Company used $27,358 to purchase property and equipment, made $157,233 in loans net of dealer holdbacks and repayments, and reduced mortgage debt by $34,894. The net increase in cash for the period was $10,524. The Company had $91,282 in cash on December 31, 1999, exclusive of $51,581 in cash held in escrow accounts.

The Company's balance sheet is highly leveraged. As discussed previously, the Company plans to reduce this leverage through future equity offerings as well as by funds generated from operations. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to maintain occupancy at 93% or above and to keep costs under control.

In the event that the Company's plans change or its assumptions change or prove to be inaccurate, the Company may be required to seek additional financing sooner than currently anticipated. The Company has not identified any potential sources of debt or equity financing and there can be no assurance that the Company will be able to obtain additional financing if and when needed or that, if available, financing will be on terms acceptable to the Company. As a result of the refinancing which occurred on September 19, 1997, the Company anticipates at least breakeven net cash flow after all scheduled debt service in 2000, including principal payments totaling $42,503 on long term debt. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.


Planned Capital Expenditures
-----------------------------

Replace appliances and equipment                $ 15,000
Replace soffits and fascia, painting               4,000
Grounds, landscaping, etc.                         5,000
                                                --------
Total                                           $ 24,000


All of the above capital expenditures are funded on an ongoing basis by scheduled additions to and withdrawals from escrow accounts held by the first mortgage holder.



Selected Financial Data
------------------------

The following selected financial data has been derived from the Company's financial statements included elsewhere in this Form 10-SB, and should be read in conjunction with the financial statements and notes thereto.


Statement of Operations Data
                                                     Predecessor
                                                     -----------
                                    12/31/99          12/31/98
                                    --------          --------
Total Revenues                      $839,986         $802,908
Operating Expenses                   607,230          566,756
Operating income                     232,756          236,152
Other - net interest expense        (308,101)        (294,300)
Loss before minority interest        (75,345)         (58,148)
Minority Interest                    (   889)             (19)
Net income (loss)                   $(76,234)        $(58,167)
Basic net (loss) per share           ($  .08)           ($.03)

Average number of
shares outstanding - basic          1,003,979       2,110,136


                                                    Predecessor
                                                    -----------
Balance Sheet Data                   12/31/99        12/31/98
-------------------                  --------        --------
Working capital (deficit)          $  (34,066)     $   32,719
Total Assets                       $3,799,579      $3,669,751
Total Liabilities                  $3,986,796      $3,743,683
Minority Interest                  $   25,908      $   10,019
Stockholders' Equity
       (Deficit)                   $ (213,185)     $ ( 83,951)


Year 2000 Readiness Disclosure
------------------------------

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     Progress Report: The Company is pleased to confirm that no incident has been reported in relation to the Y2K compliance. All systems, as planned, have been working and are still working. However, contingency plans have been maintained in place at the change of the millennium as a precautionary measure in case any problem would occur as a result of Y2K.

     As part of the Company's post millennium program, all systems' operational functions are closely monitored. The Company remains confident that it has and will continue to service its customers without interruption. It must be stressed that the Company's products are not date sensitive.

     The Company's Y2K readiness program will continue to be an ongoing process to ward off any potential material impact on the Company and its operations.

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

Item 7.  Financial Statements.
-------------------------------


             APTA HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1999 AND 1998

                      TABLE OF CONTENTS

                                                            PAGE
                                                            ----
  INDEPENDENT AUDITORS' REPORT..............................F-1

  CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................F-2

     CONSOLIDATED STATEMENT OF OPERATIONS...................F-3

     CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' DEFICIT..................................F-4

     CONSOLIDATED STATEMENT OF CASH FLOWS ..................F-5 - F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............F-7 - F-17

                      INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of APTA Holdings, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheets of APTA HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations and stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APTA HOLDINGS, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                       Haefele, Flanagan & Co., p.c.


Moorestown, New Jersey
February 14, 2000

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1999 AND 1998

ASSETS
                                                     1999               1998
                                                     ----               ----
 Rental property, net (Notes 3&4)                 $3,269,459      $3,323,353
 Cash (Note 3)                                        91,282          80,758
 Cash held in escrow (Notes 3&5)                      51,581          52,799
 Accounts receivable                                  12,986          10,529
 Notes receivable (Notes 3&6)                        250,187          73,353
 Prepaid expenses                                     57,133          53,428
 Deferred financing costs, net (Note 3)               66,891          75,531
                                                   ----------     ----------
TOTAL ASSETS                                      $3,799,519      $3,669,751
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Mortgage notes payable (Note 7)                 $3,355,535     $3,390,429
  Notes payable (Note 8)                             362,799        203,900
  Accrued interest                                    41,635         41,876
  Accounts payable                                    17,270         21,845
  Accrued expenses (Note 11)                         117,273         25,655
  Security deposits payable (Note 3)                  69,284         56,407
  Dealer holdbacks (Note 3)                           18,751              0
  Other liabilities                                    4,269          3,571
                                                  ----------      ----------
TOTAL LIABILITIES                                  3,986,796      3,743,683

Minority Interest (Notes 2&3)                         25,908         10,019

Commitments and Contingencies (Note 11)

Stockholders' Deficit (Notes 1 & 11)
  Common stock, $.001 par value
  2,000,000 shares authorized,
  1,084,000 and -0- shares issued
  and outstanding in 1999 and 1998                     1,084            -0-
  Additional paid in capital                          95,916            -0-
  Accumulated deficit                               (310,185)      ( 83,951)
                                                   ---------       ---------
Total stockholders' deficit                         (213,185)       (83,951)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $3,799,519     $3,669,751
                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                               1999                   1998
                                               ----                   ----
Revenues
  Rental real estate                         $808,058               $796,855
  Financial Services                           31,928                  6,053
                                             --------                -------
TOTAL REVENUES                                839,986                802,908

Operating expenses
  Administrative expenses                     168,103                126,848
  Utilities expense                            84,488                 79,750
  Operating and maintenance                   112,717                134,188
  Taxes and insurance                         124,848                116,766
  Depreciation and amortization               117,074                109,204
                                             --------               --------
TOTAL OPERATING EXPENSES                      607,230                566,756
                                             --------               --------

Operating income                              232,756                236,152

Other income (expense)
 Interest income                                1,993                  1,967
 Interest expense                            (310,094)              (296,267)
                                             ---------              --------
   Total other income (expense)              (308,101)              (294,300)
                                             ---------              --------

Loss before minority interest                 (75,345)               (58,148)

Minority interest                             (   889)               (    19)
                                             --------               --------
Net loss                                     ($76,234)              ($58,167)
                                            =========              =========

Basic net loss per share
 Loss before minority interest                ($.08)                 ($.03)
 Minority interest                               -0-                    -0-
                                             ---------              --------

Net loss                                      ($.08)                 ($.03)
                                            =========              =========
Average number of common
shares outstanding - basic                  1,003,979              2,110,136
                                            =========              =========
The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                      APTA HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

              Investment                         Additional                   Total
                 By           Common Stock        Paid-in    Accumulated  Stockholder's
              Predecessor  Shares     Amount      Capital      Deficit      Deficit
              -----------  -----------------      --------   ------------  -------------
Balance,
01/01/98      $(125,784)            0    $   0       $    0      $   0      $ (125,784)

Contribution
from
Predecessor
(Note 2)        100,000             0        0            0           0        100,000

Net loss        (58,167)            0        0            0           0        (58,167)
              ------------  ---------    -----     --------  -----------       -------
Balance
01/01/99      $( 83,951)            0     $  0       $    0      $    0      $( 83,951)

Net loss
prior to
spin-off       ( 42,486)            0     $  0       $    0      $    0      $( 42,486)

Initial
capitali-
zation
resulting
from
spin-off
(Notes 1&11)    126,437     1,000,000    1,000       54,000    (276,437)       (95,000)

Issuance of
common stock          0        84,000       84       41,916           0         42,000

Net loss
subsequent to
spin-off              0             0       0             0     (33,748)      ( 33,748)
              ------------  ---------    -----     --------  -----------       -------
Balance
12/31/99        $     0     1,084,000   $1,084     $ 95,916   ($310,185)     $(213,185)
              ============  =========    =====     ========  ===========       =======

The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                APTA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                   1999               1998
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($76,234)          ($58,167)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
     Minority interest in net loss of
       consolidated subsidiary                        889                 19
     Depreciation and amortization expense        117,074            109,204
   (Increase) decrease in:
     Accounts receivable                          ( 2,457)            (1,789)
     Prepaid expenses                             ( 3,705)            (  930)
     Cash held in escrow                            1,218             24,870
     Other current assets                         (   850)                 0
   Increase (decrease) in:
     Accounts payable                              (4,575)             4,432
     Accrued interest                              (  241)            14,679
     Accrued expenses                             ( 3,382)           (46,497)
     Other liabilities                                698             (  130)
     Security deposits payable                     12,877                923
                                                  --------         ---------
Net cash provided by
   operating activities                            41,312             46,614
                                                  --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment            (27,358)           (45,981)
   Cash received from predecessor                  85,100                -0-
   Cash received from acquisition                     -0-              7,637
   Collection of installment notes receivable     105,109            114,981
   Loans made                                    (262,342)           (93,334)
                                                  -------            -------
Net cash used in investing activities            ( 99,491)           (16,697)

Cash flows from financing activities
   Repayment of mortgage notes payable            (34,894)           (32,139)
   Proceeds from notes payable                    146,250             11,900
   Repayment on notes payable                     (14,553)                 0
   Repayment of predecessor liabilities           (85,100)                 0
   Minority interest                               15,000             10,000
   Issuance of common stock                        42,000                  0
                                                  -------            -------
Net cash provided by (used in)
  financing activities                             68,703            (10,239)

Increase in cash                                   10,524             19,678

Cash, beginning                                    80,758             61,080
                                                  -------            -------
Cash, ending                                      $91,282            $80,758
                                                  =======            =======

                  APTA HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                   1999               1998
                                                   ----               ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   1999               1998
                                                   ----               ----
Cash paid for interest                           $311,995           $281,588
                                                 ========           ========

Cash paid for income taxes                       $    400           $    200
                                                 ========           ========

Non-cash investing and financing activities:

    On June 28, 1999, assets and liabilities of ARCA Corp. were transferred to the Company as follows:


Accrued expenses                            $55,100
Notes payable                                30,000
                                            -------
Cash received from predecessor              $85,100
                                            =======

In connection with the stock dividend issued to the eligible ARCA Corp. shareholders on June 28, 1999 (See Note 1), the Company has recorded accrued expenses totaling $95,000 related to the potential future common stock issuances in the amount of 180,000 shares of APTA's common stock at $.50 per share. (See
Note 11).

During the year ended December 31, 1999, the Company made loans of $262,342, which were net of dealer holdbacks of $18,751.

                                                     1999           1998
                                                     ----           ----

    Purchases of property and equipment      $     54,540      $     45,981
    Debt incurred                                ( 27,182)                0
                                             -------------     ------------
    Cash paid for property and equipment     $     27,358      $     45,981
                                             =============     ============

    During the year ended December 31, 1998, the Company acquired S&P Custom Homes, Inc. through a subsidiary, as follows:

Contribution from predecessor               100,000
Notes receivable                            (95,000)
Other current assets                        (   963)
Accrued expenses                              3,600
                                            -------
Cash received from acquisition              $ 7,637
                                            =======

The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


Note 1 - Organization and Basis of Presentation

     APTA Holdings, Inc. ("APTA"), a Delaware corporation, ("the Company") was formed on June 4, 1999, as a subsidiary of ARCA Corp. ("ARCA"), a New Jersey corporation, in connection with a transaction in which ARCA was merged into Agate Technologies, Inc. ("Agate") on June 29, 1999. Immediately prior to the closing of the merger, ARCA transferred all of its assets and liabilities to APTA. On June 28, 1999, the common stock of APTA was spun off to the common shareholders of ARCA. Eligible ARCA shareholders of record on June 28, 1999 ("Dividend Record Date") received one share of APTA's common stock for each share of ARCA's common stock held on the Dividend Record Date. On June 28, 1999, 1,000,000 shares of $.001 par value APTA common stock were issued to eligible ARCA shareholders.

     The consolidated financial statements for the periods prior to the spin off include only those assets and liabilities contributed by ARCA as described above. These financial statements have been prepared using ARCA's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulated that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to APTA Holdings, Inc. The financial statements presented include all of the operations of the Company as well as the operations of the Company's predecessor prior to the spin-off, and have been accounted for in a manner similar to that of a pooling of interests.

     In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses which would have been incurred on behalf of the accounting predecessor by ARCA. Management has allocated such expenses based on its best estimate of actual time and effort expended for the benefit of APTA, and believes such allocation to be reasonable.


Note 2 -Nature of Operations

     Included in the assets acquired by APTA were ARCA's wholly owned real estate subsidiary, Spring Village Holdings, Inc. and ARCA's 80% owned finance company subsidiary, Beran Corp. The following discussion of the business of the Company includes the businesses of the two subsidiaries and incorporates the prior activities of ARCA.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


Note 2 -Nature of Operations (continued)

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

     On March 31, 1998, the Company formed Beran Corp. ("Beran") and on May 28, 1998, entered into the financial services business through the acquisition of the lending operations of a real estate development company. On November 24, 1998, Beran became a licensed lender of consumer loans in the State of New Jersey. Beran is an 80% owned subsidiary of the Company.

Business Acquisition

     Effective May 28, 1998, the Company, Beran and S&P Custom Homes, Inc. ("S&P") entered into an Agreement and Plan of Merger (the "Merger") pursuant to which S&P was merged into Beran. S&P was a real estate developer and specialty finance company in which officers of the Company were stockholders. Pursuant to the Merger, each share of S&P common stock was exchanged for one share of the Company's common stock, except for four S&P stockholders who agreed to accept less than a one-for-one share exchange. This resulted in a $100,000 increase in the net assets of the Company representing the historical basis of the assets and liabilities merged from S&P. The merger has been accounted for in a manner similar to that of a pooling of interests and accordingly, financial information for periods prior to the merger reflect retroactive restatement of the combined financial position and operating results of Beran and S&P with no change in the historical basis of the assets and liabilities merged. Net revenues, loss before extraordinary item and minority interest, and net loss of Beran and S&P prior to the merger were immaterial. There were no intercompany transactions between the companies prior to the merger.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of APTA Holdings, Inc., its wholly owned subsidiary, Spring Village Holdings, Inc. and its 80% owned subsidiary, Beran Corp. The accounts of Spring Village Holdings, Inc. include its 80% partnership interest in SVG Properties, L.P. (T/A Spring Village Apartments). All significant intercompany transactions and accounts have been eliminated.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


Note 3 - Summary of Significant Accounting Policies (continued)

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Rental Real Estate Revenues

     Rental real estate revenues include rental income and associated fees earned from tenants.

     The Company earns rental income under operating lease agreements with tenants. Rental income is recognized on a straight-line basis over the applicable lease term. The associated fees and other income are recognized as earned.

Financial Services Revenues

     Gross installment notes receivable are recorded net of unearned finance charges, which are recognized as income using the interest method over the term of the related loan. Accrual of finance charges is suspended when payment performance is deemed unsatisfactory. When the loan becomes current, the accrual is resumed and past-due income is recognized.

     Also included in financial services revenue are loan origination and other fees. Loan origination fees, net of related direct costs, are deferred and amortized over the lives of the loans. Non-refundable fees are deferred and amortized on a straight-line basis over twelve months, net of related direct incremental costs associated with the fee.

Credit Losses

     The installment notes receivable portfolio is reviewed regularly to ensure that the allowance for loan losses is maintained at a level considered adequate to cover potential losses. Loans are charged-off on a loan by loan basis generally when no material payment has been received within a reasonable time. The allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

Note 3 - Summary of Significant Accounting Policies (continued)

Dealer Holdbacks

     Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts. The dealer holdbacks protect the Company from potential losses associated with the installment contracts. The dealer holdbacks are not paid until all advances related to a particular dealer have been recovered. At December 31, 1999 and 1998, the dealer holdbacks were $18,751 and $ -0-.

Rental Property

     Rental property is recorded at cost. Depreciation is provided using the straight-line method over its estimated useful life. The estimated useful lives of the major classes of rental property, as determined by the Company's management, are as follows; buildings and improvements - 40 years, building equipment - 10 years, office equipment - 5 years, transportation equipment - 5 years, furniture and fixtures - 3 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

     The Company reviews the carrying value of the rental property for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. Based on these reviews, there were no adjustments to the carrying value of long-lived assets for the years ended December 31, 1999 and 1998.

Cash Held in Escrow

     Cash held in escrow includes amounts held by the lender to provide funds necessary for the payment of taxes, insurance, replacements and other specified capital expenditures of the Spring Village Apartments.

Deferred Financing Costs

     Deferred financing costs are amortized on a straight-line basis over ten years. Amortization expense for the years ended December 31, 1999 and 1998 was $8,640 and $8,640. Accumulated amortization as of December 31, 1999 and 1998 was $19,440 and $10,800.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

Note 3 - Summary of Significant Accounting Policies (continued)

Organization Costs

     Organization costs were amortized on a straight-line basis over five years. Amortization expense for the years ended December 31, 1999 and 1998 was $-0- and $1,500. Accumulated amortization as of December 31, 1999 and 1998 was $2,500 and $2,500.

Security Deposits Payable

     Security deposits payable represent amounts received from tenants and are included in cash on the accompanying balance sheet. As of December 31, 1999 and 1998, the tenant security deposits are fully funded. Tenant security deposits are guaranteed by a stockholder.

Advertising

     The Company expenses all advertising as incurred. Direct response advertising for which future economic benefits are probable and specifically attributable to the advertising is not material. Advertising expense for the years ended December 31, 1999 and 1998 was $15,056 and $10,493.

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, a deferred tax asset or liability is determined based on differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Tax credits are recorded as a reduction in income taxes. Valuation allowances are provided if, it is more likely than not, that some or all of the deferred tax assets will not be realized.

Net Loss Per Share

     Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. The Company had no potential common shares at December 31, 1999 and 1998.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share (continued)

     Net loss per share prior to the spin-off has been computed giving effect to the distribution ratio of 1 common share of APTA common stock for each common share of ARCA. Accordingly, weighted average common shares outstanding for the accounting predecessor, have been computed based on the shares outstanding of ARCA for the respective period. Calculated earnings per share may not be representative of earnings per share subsequent to the transfer of the assets and liabilities from ARCA since the level of other expenses incurred by APTA may be higher than was incurred on a historical basis.

The computations of basic net earnings per share are as follows:

                                                    1999          1998
                                                    ----          ----
Net loss before minority interest              ($  75,345)     ($  58,148)
                                               ===========     ===========
Basic weighted average shares                   1,003,979       2,110,136
                                               ===========     ===========
Net loss per share before minority interest    ($     .08)     ($     .03)
                                               ===========     ===========

Fair Value

     The Company's financial instruments consist primarily of cash, accounts and installment notes receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding installment notes receivable and debt, approximate fair value due to the short maturity of these instruments. The Company's notes receivable approximate fair value based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company's debt approximates fair value based on borrowing rates currently available to the Company.

Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

Note 3 - Summary of Significant Accounting Policies (continued)

New Accounting Pronouncement

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. Application of the disclosure requirements under this standard did not have a material impact on the Company's financial statements for the years ended December 31, 1999 and 1998 since the Company's financing segment's operations were immaterial.

Note 4 - Rental Property

     Rental property at December 31, 1999 and 1998 consisted of the following:

                                                1999             1998
                                                ----             ----

Land                                        $ 292,792        $ 292,792
Building and improvements                   3,186,821        3,176,945
Building equipment                            108,082           98,709
Office equipment                               35,328           32,220
Transportation equipment                       32,182                0
Furniture and fixtures                          3,516            3,516
                                            ---------        ---------
                                            3,658,721        3,604,182
Less accumulated depreciation               ( 389,262)       ( 280,829)
                                            ---------        ---------
Rental property, net                       $3,269,459       $3,323,353
                                           ==========       ==========

     Depreciation expense for the years ended December 31, 1999 and 1998 was $108,433 and $99,064.


Note 5 - Cash Held in Escrow

   Cash held in escrow at December 31, 1999 and 1998 consisted of the following:

                                                   1999             1998
                                                   ----             ----
Mortgage escrow deposits                        $ 39,127         $ 38,628
Reserve fund for replacements                     10,496           12,121
Insurance escrow                                   1,958            2,050
                                               ---------        ---------
                                              $   51,581      $    52,799
                                               =========        =========

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

Note 6 - Notes receivable

     Notes receivable at December 31, 1999 and 1998 consist of the following:

                                                      1999              1998

Mortgage notes receivable from company
   owned by minority stockholders bearing
   interest at 12%, secured by related real
   estate, collected in 1999                     $        0       $    29,409

Installment notes receivable in monthly
   payments including interest at 25% over
   an average initial term of 30 months,
   secured by related vehicles financed,
   and guarantee of minority stockholder            171,278                 0

Installment note receivable from a related party
   in monthly payments of $760 including
   interest at 12% through December 2004,
   secured by equipment                              36,769            38,908

Installment note receivable from minority
  stockholder in monthly payments of $237
  including interest at 12% through January 2001,
  unsecured                                          42,140             5,036
                                                  ---------        ----------
                                                $   250,187       $    73,353
                                                ===========       ===========

     Interest income from related parties in 1999 and 1998 was $7,192 and $5,741.

Note 7 - Mortgage Notes Payable

     Mortgage notes payable at December 31, 1999 and 1998 consisted of the following:
                                                       1999          1998
                                                       ----          ----
Mortgage note payable to First Union National
  Bank in monthly installments of $17,962 including
  interest at 7.78%, due October 2007, secured by
  first mortgage on rental property, assignment of
  leases, rents and security deposits, substantially
  all assets of a subsidiary, and a limited payment
  and performance guaranty of a stockholder
                                                  $2,450,506     $2,474,384

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

Note 7 - Mortgage Notes Payable (continued)
                                                        1999           1998
                                                        ----           ----
Mortgage note payable to Resource Properties,
  Inc. ("RPI") in monthly installments of $7,964
  including interest at 9.28%, (or 100% of the
  subsidiary's net cash flow, as defined in the
  Agreement, if less), due October 2022, secured
  by second mortgage on rental property and
  the common stock of a subsidiary                    905,029        916,045
                                                   ----------      ---------
                                                   $3,355,535     $3,390,429
                                                   ==========     ==========

     RPI was granted an option to purchase the rental property for $1.00 subject to the first and second mortgages in the event of default.

Maturities of mortgage notes payable as of December 31, 1999 are as follows:


              2000                                $      37,886
              2001                                       41,136
              2002                                       44,669
              2003                                       48,506
              2004                                       52,676
              Thereafter                              3,130,662
                                                   -------------
                                                   $  3,355,535
                                                   =============


Note 8 - Notes Payable

     Notes payable at December 31, 1999 and 1998 consists of the following:

                                                         1999          1998
                                                         ----          ----
Notes payable to stockholders with interest at 12%
    And 10% in 1999 and 1998, due on demand,           $  86,250   $      0
    unsecured

Note payable to related parties with interest at
  12%, due on demand, unsecured                          100,000     53,900

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

Note 8 - Notes Payable (continued)

                                                          1999        1998
                                                          ----        ----
Note payable to stockholder in monthly payments
  of $1,688 (or net cash flow after all debt service
  of a subsidiary, if less), bears interest at 12%, due
  January 1, 2002, unsecured                             150,000     150,000

Note payable to bank in monthly payments of $563
  including interest at 8.75%, due October 2004,
  secured by transportation equipment                     26,529           0
                                                        --------     -------
                                                      $  362,779   $ 203,900
                                                      ==========   =========

   Maturities of note payable to bank at December 31, 1999 are as follows:

              2000                                $      4,617
              2001                                       5,038
              2002                                       5,496
              2003                                       5,997
              2004                                       5,381
                                                   ------------
                                                   $    26,529
                                                   ============

     Interest expense payable to stockholders and related parties in 1999 and 1998 was $29,885 and $17,500. Accrued interest of $18,750 was payable to stockholders and related parties at December 31, 1999 and 1998.

Note 9 - Income Taxes

     The Company has deferred tax assets of $119,000 and $96,000 at December 31, 1999 and 1998 which represent the tax effects of net operating loss carryforwards. The deferred tax assets have been reduced in their entirety by a valuation allowance in each year. At December 31, 1999, the Company has approximately $500,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2019 for federal purposes and 2006 for state purposes.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


Note 10 - Related Party Transactions

Management Fees

     A company, which is owned by a stockholder, provides certain management and administrative services to the Companies. Management fees for the years ended December 31, 1999 and 1998 were $58,300 and $39,874. Included in accrued expenses are management fees payable of $3,750 and $3,493 at December 31, 1999 and 1998.

Leases

     The Company leases its office space from a company which is owned by a stockholder. Monthly rental payments are $450 per month. Rent expense for the years ended December 31, 1999 and 1998 was $4,500 and $2,700.

Note 11 - Commitments and Contingencies

     In January 2000, the Company was notified by the NASD that the stock dividend of the APTA common shares made to the shareholders of Agate Technologies, Inc. ("Agate"), formerly ARCA Corp., on June 28, 1999 was not deemed to be effective by the NASD until the Securities and Exchange Commission had completed its review of the Form 10 Registration Statement filed by APTA. Although it was the intention of ARCA to complete the stock dividend on June 28, 1999, the determination by the NASD delayed the dividend record date until November 30, 1999, and the ex-dividend date to January 12, 2000. Accordingly, shareholders who believed that the Agate shares were ex-dividend on June 28, 1999, and who sold Agate shares between November 30, 1999 and January 12, 2000, unknowingly sold their APTA shares, as well. As a result the Company has established a trust to hold 180,000 shares of Apta stock for its potential issuance. The Company has accrued $95,000 as of June 28, 1999, representing the potential liability relating to these shares at $.50 per share, plus $5,000 payable to the trustee.

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure
-----------------------------------------------------------

None.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:

                              Age               Title
                              ----              ------

Harry J. Santoro, CPA          47               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      57               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 47 years old and holds a Bachelor of  Science
Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate development. He left the firm in 1982 to form a consulting company and to invest in real estate. He is currently engaged in real estate development and apartment management as principal and President of H. James Santoro, Inc. as well as the Company. He also offers consulting services related to mergers and acquisitions.

Stephen M. Robinson.  Mr. Robinson, who is 57 years old, is admitted to practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a
J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation. During the period from 1986 through 1992, Mr. Robinson was a shareholder of the law firm of Robinson & Sacharow, P.C.,
located in Maple Shade, New Jersey.   Mr. Robinson left such firm in 1992, and
opened an office at 172 Tuckerton Road, Medford, New Jersey where he continues his securities practice.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Directors of the Company do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

ITEM 10.  EXECUTIVE COMPENSATION.


     The following table sets forth the compensation of the named executive officers for each of the Registrant's last three completed fiscal years, including compensation paid by ARCA Corp., the Company's predecessor.


                         EXECUTIVE COMPENSATION SUMMARY TABLE

                                      Annual Compensation

Name and                              Stock                   Other Annual
Principal Position     Year   Salary  Options    Bonus        Compensation
-------------------    ----   ------  -------    ------       ------------
Harry J. Santoro,      1997  $25,000        0       0           $37,197  (1)
President, Treasurer   1998     0           0       0           $39,874  (1)
                       1999     0           0       0           $58,300  (1)




Stephen M. Robinson,   1997  $50,000        0       0           $15,488 (2)
VP, Secretary          1998     0           0       0            25,660 (2)
                       1999     0           0       0                 0


-----------------
(1) Includes fees payable to H. James Santoro, Inc. as property manager of the Spring Village Apartments and for administrative services rendered.

(2)  Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.


Employment and Consulting Agreements
-------------------------------------

There are no employment agreements with the officers of the Company.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 1999 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.

                        #  Shares of
Name and Address of     Common Stock          % Outstanding
Beneficial Owner        Beneficially            Common Stock
                          Owned <F1>        Beneficially Owned
------------------      ---------------     -----------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          295,670<F2>               27.3%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        143,640<F3>               13.3%

All Directors and
Officers as a
group (2 persons)            552,510                   40.6%



-----------------
[FN]
<F1>
  Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

<F2>
  Includes 45,000 shares held by Theodora T. Robinson, wife of Stephen M. Robinson.

<F3>
  Includes 45,000 shares held by Donna M. Santoro, wife of Harry J. Santoro, and 37,500 shares held by H. James Santoro, Inc., a company controlled by Harry J. Santoro.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SVG Properties, L.P. entered into a management agreement with H. James
Santoro, Inc., effective August 1, 1992, whereby H. James Santoro, Inc. agreed to manage the Spring Village Apartment complex for a fee equal to 5% of the gross rent of the complex. Such agreement, as modified, is currently in effect, and may be terminated when Mr. Santoro and H. James Santoro, Inc. have no remaining obligation or liability related to the agreement with RPI. H. James Santoro, Inc. received in 1999 and 1998, respectively, $45,000 and $39,874, pursuant to such agreement. Mr. Santoro owns 100% of H. James Santoro, Inc.

The Company currently maintains its principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $450. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

In January 1998, 25,000 shares of ARCA Corp. common stock were issued for $25,000 in cash to S&P Custom Homes, Inc., a home builder and specialty finance company in which Harry J. Santoro, President, Treasurer and a director of the Company, and Stephen M. Robinson, Vice President, Secretary, and a director of
the Company,  are affiliates.   Effective May 28, 1998, these shares were
re-acquired by ARCA Corp. as a result of the merger with S&P.

Effective May 28, 1998, ARCA Corp. acquired S&P Custom Homes, Inc. (see Notes to Consolidated Financial Statements Note 3). Certain officers of the Company were also shareholders in S&P. Harry J. Santoro, President, Treasurer and a Director of the Company, received 50,640 shares of ARCA Corp. common stock as
a result of his ownership in S&P.   Stephen M. Robinson, Vice President,
Secretary and a Director of the Company, received 69,370 shares of ARCA Corp. common stock as a result of his ownership in S&P, plus an additional 25,000 shares of stock for services rendered. Stephen M. Robinson, the sole shareholder of Stephen M. Robinson, P.A., is Vice President, Secretary, and a director of the Company.


During the year ended December 31, 1998, Stephen M. Robinson, Secretary, Vice President and a director of the Company, advanced $27,000 to the Company pursuant to a demand promissory note which bears interest at 12% per annum.

During the year ended December 31, 1998, a company owned by Harry J. Santoro, President, Treasurer and a director of the Company, advanced $47,500 to the Company pursuant to a demand promissory note which bears interest at 12% per annum.

During the year ended December 31, 1999, a company owned by Harry J. Santoro, President, Treasurer and a director of the Company, advanced $52,500 to the Company pursuant to a demand promissory note which bears interest at 12% per annum.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits
    --------

Exhibit No.    Description of Document
-----------    -----------------------

*3.01         Articles of Incorporation of Apta Holdings, Inc.
               dated June 4, 1999

*3.02         By-laws of Apta Holdings, Inc.

*10.01 Indenture, Bill of Sale and Assignment of Assets, Properties and Business of ARCA Corp.

*10.02        Instrument of Assumption of Liabilities

*10.03        Provisional Workout Agreement

*10.04        Agreement with Resource Properties XXIII, Inc.

*10.05        Apartment Management Agreement

*11.01        Statement re:  Computation of Earnings per Share

*21.1         List of Subsidiaries of Registrant

*23.01        Consent of Haefele, Flanagan & Co., P.C.

*27.01        Financial Data Schedule


(b) Reports on Form 8-K
    -------------------

     None


---------

The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the Registrant's Registration Statement on Form 10-SB number 0-26777, effective September 20, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            APTA HOLDINGS, INC.
                                            (Registrant)

Date: March 29, 2000

                                            /S/  Harry J. Santoro
                                        -----------------------------------
                                          Harry J. Santoro, President,
                                          Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            APTA HOLDINGS, INC.
                                            (Registrant)

Date: March 29, 2000

                                            /S/  Harry J. Santoro
                                       -------------------------------------
                                            Harry J. Santoro, Director

                                            /S/  Stephen M. Robinson
                                       -------------------------------------
                                            Stephen M. Robinson,  Director