Form 10QSB
period 2000-03-30
APTA HOLDINGS INC
filed 2000-05-08
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The Company had 1,518,000 shares of common stock, par value $.001 per share, outstanding as of May 4, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]


                                 -1-



             APTA HOLDINGS, INC. AND SUBSIDIARIES
                      INDEX
                                                            PAGE
PART 1.   FINANCIAL INFORMATION                             ----

      ITEM 1.   FINANCIAL STATEMENTS

                APTA HOLDINGS, INC. AND SUBSIDIARIES
                -------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2000 AND 1999................................3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.........4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.........5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                ENDED MARCH 31, 2000 AND 1999..........................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS...................15

PART II.  OTHER INFORMATION............................................19

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..............20

      SIGNATURES.......................................................21



                                 -2-

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                         MARCH 31, 2000 AND 1999

                                 (UNAUDITED)                     (Accounting
ASSETS                                                            Predecessor)
                                                     2000             1999
                                                     ----             ----
 Rental property, net                             $3,250,716      $3,299,233
 Cash                                                143,673          55,349
 Cash held in escrow                                  47,328          68,707
 Accounts receivable                                   5,540             745
 Notes receivable                                    231,424         122,518
 Prepaid expenses                                     60,699          35,282
 Deferred financing costs, net                        64,731          73,371
                                                   ----------     ----------
TOTAL ASSETS                                      $3,804,111      $3,655.205
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Mortgage notes payable                          $3,346,354     $3,381,973
  Notes payable                                      319,163        215,000
  Accrued interest                                    41,635         41,876
  Accounts payable                                    14,849         23,280
  Accrued expenses                                    24,835         24,757
  Security deposits payable                           70,434         56,147
  Dealer holdbacks                                    16,880              0
  Other liabilities                                    5,851              0
                                                  ----------      ----------
TOTAL LIABILITIES                                  3,840,001      3,743,033

Minority Interest                                     26,471         24,874

Commitments and contingencies

Stockholders' Deficit
  Investment by predecessor                              -0-       (112,702)
  Common stock, $.001 par value
  2,000,000 shares authorized,
  1,518,000 shares issued
  and outstanding                                      1,518            -0-
  Additional paid in capital                         282,482            -0-
  Accumulated deficit                               (346,361)           -0-
                                                   ---------       ---------
Total stockholders' deficit                         ( 62,361)      (112,702)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $3,804,111     $3,655,205
                                                   ==========     ==========
                               -3-

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                              (UNAUDITED)
                                                                 (Accounting
                                                                  Predecessor)
                                               2000                   1999
                                               ----                   ----
Revenues
  Rental real estate                         $198,722               $191,542
  Financial Services                           23,158                 12,747
                                             --------                -------
TOTAL REVENUES                                221,880                204,289

Operating expenses
  Administrative expenses                      59,160                 38,987
  Utilities expense                            30,546                 32,243
  Operating and maintenance                    26,435                 28,200
  Taxes and insurance                          31,874                 30,872
  Depreciation and amortization                29,959                 27,192
                                             --------               --------
TOTAL OPERATING EXPENSES                      177,974                157,494
                                             --------               --------

Operating income                               43,906                 46,795

Other income (expense)
 Interest income                                  724                    528
 Interest expense                            ( 80,243)              ( 76,219)
                                             ---------              --------
   Total other income (expense)              ( 79,519)              ( 75,691)
                                             ---------              --------

Loss before minority interest                 (35,613)               (28,896)

Minority interest                                 563                  ( 145)
                                             --------               --------
Net loss                                     ($36,176)              ($28,751)
                                            =========              =========

Basic net loss per share
 Loss before minority interest                ($.03)                 ($.03)
 Minority interest                               -0-                    -0-
                                             ---------              --------

Net loss                                      ($.03)                 ($.03)
                                            =========              =========
Average number of common
shares outstanding - basic                  1,107,956                983,750
                                            =========              =========

                                 -4-

                APTA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                         (UNAUDITED)
                                                                 (Accounting
                                                                  Predecessor)
                                                   2000               1999
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($36,176)          ($28,751)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities:
     Minority interest in net income
       (loss) of subsidiary                           563               (145)
     Depreciation and amortization expense         29,959             27,192
   (Increase) decrease in:
     Accounts receivable                            8,296              9,784
     Prepaid expenses                             ( 3,566)            18,146
     Cash held in escrow                            4,253            (15,908)
   Increase (decrease) in:
     Accounts payable                              (2,421)             1,435
     Accrued interest                                 -0-                -0-
     Accrued expenses                               2,562            (   898)
     Other liabilities                              1,582             (3,571)
     Security deposits payable                      1,150             (  260)
                                                  --------         ---------
Net cash provided by
   operating activities                             6,202              7,024
                                                  --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment            ( 9,056)           (   912)
   Collection of installment notes receivable      59,225              3,510
   Loans made                                    ( 43,183)           (52,675)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                              6,986            (50,077)

Cash flows from financing activities
   Repayment of mortgage notes payable            ( 9,181)           ( 8,456)
   Repayment of short term notes                  (26,116)               -0-
   Proceeds from notes payable                        -0-             11,100
   Issuance of common stock                        74,500                -0-
   Minority interest                                  -0-             15,000
                                                  -------            -------
Net cash provided by (used in)
  financing activities                             39,203             17,644
                                                  -------            -------
                                  -5-
                  APTA HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                (UNAUDITED)

                                                                 (Accounting
                                                                  Predecessor)
                                                   2000               1999
                                                   ----               ----
Increase (decrease) in cash                        52,391            (25,409)

Cash, beginning                                    91,282             80,758
                                                  -------            -------
Cash, ending                                     $143,673            $55,349
                                                 ========            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   2000               1999
                                                   ----               ----
Cash paid for interest                           $230,903           $212,081
                                                 ========           ========

Cash paid for income taxes                       $    400           $    200
                                                 ========           ========

Non-cash investing and financing activities:

  Issuance of common stock

    Issuance of common stock, net of
      stock issuance costs of $30,000               $187,000
    Satisfaction of note payable to stockholder
      in exchange for common stock                   (17,500)

    Satisfaction of accrued expenses                 (95,000)
                                                     -------
    Net proceeds from issuance of common stock      $ 74,500
                                                     =======

                           APTA HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                     (UNAUDITED)

              Investment                         Additional                   Total
                 By           Common Stock        Paid-in    Accumulated  Stockholder's
              Predecessor  Shares     Amount      Capital      Deficit      Deficit
              -----------  -----------------      --------   ------------  -------------
Balance,
01/01/99      $( 83,951)            0    $   0       $    0      $   0      $ ( 83,951)

Net loss        (28,751)            0        0            0           0        (28,751)
              ------------  ---------    -----     --------  -----------       -------
Balance
03/31/99      $(112,702)            0     $  0       $    0      $    0      $(112,702)
              ============  =========    =====     ========  ===========       =======


Balance
01/01/00      $       0     1,084,000   $1,084      $95,916   $(310,185)     $(213,185)

Issuance
of common
stock, net
of stock
issuance
costs                 0       434,000      434      186,566           0        187,000

Net loss              0             0       0             0     (36,176)      ( 36,176)
              ------------  ---------    -----     --------  -----------       -------
Balance
03/31/00              0     1,518,000   $1,518     $282,482   ($346,361)     $( 62,361)
              ============  =========    =====     ========  ===========       =======

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999
                             (UNAUDITED)

Note 1 - Organization

APTA Holdings, Inc. ("APTA"), a Delaware corporation, ("the Company") was formed on June 4, 1999, as a subsidiary of ARCA Corp. ("ARCA"), a New Jersey corporation, in connection with a transaction in which ARCA was merged into Agate Technologies, Inc. ("Agate") on June 28, 1999. Immediately prior to the closing of the merger, ARCA transferred all of its assets and liabilities to APTA. On June 28, 1999, the common stock of APTA was spun off to the common shareholders of ARCA. Eligible ARCA shareholders of record on June 28, 1999 ("Dividend Record Date") received one share of APTA's common stock for each share of ARCA's common stock held on the Dividend Record Date. On June 28, 1999, 1,000,000 shares of $.001 par value APTA common stock was issued to eligible ARCA shareholders.

Note 2 - Summary of Significant Accounting Policies

The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 1999 and 1998 which were audited and appear in the Form 10-KSB previously filed by the Company.

Note 3 - Unaudited Financial Statements

     The consolidated balance sheet as of March 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and stockholders' deficit for the three months ended March 31 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Basis of Presentation

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

                                    -8-
                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2000 AND 1999

                             (UNAUDITED)


Note 4 - Basis of Presentation (continued)

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

Note 5 - Related Party Transactions

     During the three months ended March 31, 2000, 87,500 shares of common stock were issued to the spouse of Stephen M. Robinson, Vice President, Secretary and a director of the Company, at $.50 per share for cash of $25,000 and the satisfaction of a $17,500 note payable plus accrued interest.

     During the three months ended March 31, 2000, 75,000 shares of common stock were issued to Harry J. Santoro, President, Treasurer and a director of the Company, at $.50 per share for cash of $37,500.

   A summary of related party transactions for the year ended December 31, 1999 appears in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.


                                    -9-

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 1999.

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $23,158 in financial services revenues for the three month period ending March 31, 2000, and contributed $2,794 in net income to consolidated results. As of March 31, 2000, Beran had $231,424 in loans outstanding.

The Company intends to utilize its contacts and business expertise to locate and acquire additional properties, primarily apartments, preferably those that are undervalued or which can be acquired at less than fair value due to the financial difficulties of their owners. There is no assurance that such properties can be obtained under terms and conditions that are favorable to


                                    -10-
the Company. The Company also intends to expand its finance company. Currently the Company has $231,424 in loans outstanding. The Company intends to increase the loans outstanding to $300,000 by December 31, 2000. In order to meet its stated goal, the Company has been and anticipates that it will originate approximately $15,000 per month in new consumer loans.

Results of Operations
----------------------

The following discussion is for the three months ending March 31, 2000 and 1999, respectively.

Revenues increased by $17,591 or 8%, from $204,289 in 1999 to $221,880 in 2000.
Occupancy was approximately 96% as of March 31, 2000, and was 95% in 1999. A small increase in the average unit rental rate, combined with a slight increase in occupancy, resulted in a $7,180 increase in rental revenue. Financial services revenue increased by $10,411 to $23,158 due to more loans outstanding.

Administrative expenses increased to $59,160 in 2000 from $38,987 in 1999, primarily due to costs related to an increase in staff at the apartment complex and the start-up of our finance company. Utilities decreased by $1,697. Operating and maintenance expense decreased from $28,200 in 1999 to $26,435 in 2000. Taxes and insurance increased by $1,002, primarily due to expanded insurance coverage. Depreciation increased by $2,767 to $29,959 in 2000, reflecting recent capital improvements being depreciated. Total operating expense increased by $20,480, from $157,494 in 1999 to $177,974 in 2000.

Operating income declined from $46,795 in 1999 to $43,906 in 2000, primarily due to the increases in expenses discussed above, which were only partially offset by the increase in revenues.

Interest expense, net of interest income, increased by $3,828 from $75,691 in 1999 to $79,519 in 2000.

Net loss increased from ($28,751) in 1999 to ($36,176) in 2000. Basic net loss per share was ($.03) in 1999, and ($.03) in 2000.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At March 31, 2000, the Company had working capital of $145,017, including cash held in escrow for anticipated future expenses. The Company needs additional financing to expand its business and carry out its business plan and reduce debt.

                                    -11-
On January 1, 2000, the Company had $91,282 in cash, exclusive of $51,581 in cash held in escrow accounts.

During the three months ending March 31, 2000, the Company received $74,500 from the sale of stock. The Company collected $59,225 from installment notes receivable during the period. Operations provided $6,202. The Company used $9,056 to purchase property and equipment, made $43,183 in loans, repaid $26,116 in short term debt, and reduced mortgage debt by $9,181. The net increase in cash for the period was $52,391. The Company had $143,673 in cash on March 31, 2000, exclusive of $47,328 in cash held in escrow accounts.

As a result of the refinancing which occurred on September 19, 1997, the Company anticipates breakeven net cash flow after all scheduled debt service in 2000, including principal payments totaling $37,886 on long term debt. There can be no assurance that the Company will be successful in its efforts to generate sufficient cash flow to meet its scheduled debt service or other cash requirements.

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

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) the rental rate and demand for apartment rental units; (c) fluctuations in the costs to operate the properties owned by the Company; (d) uninsurable risks; (e) unexpected loan losses, and (f) general economic conditions.


                                    -12-
PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES

Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending March 31, 2000 without registration under the Securities Act of 1933 (the "Securities Act"). The following pertains to each of the transactions:

     .   There were no underwriters involved in any of the transactions.

     .   All of the securities issued were restricted common stock of the
Company, and each of the certificates issued was stamped with the following restrictive legend:

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

     During March 2000, 81,500 shares of the Company's common stock were issued to nine investors for consideration of $40,750 cash, in reliance upon Rule 506 of Regulation D of the Securities Act.

     During March, 2000, the Company issued to Theodora T. Robinson, spouse of Stephen M. Robinson, Vice President, Secretary and a director of the Company, 87,500 shares of the Company's common stock for the consideration of $43,750, consisting of payment of $25,000 in cash and the cancellation of a note payable in the amount of $17,500 plus accrued interest. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.

     During March, 2000, the Company issued to Harry J. Santoro, President, Treasurer and a director of the Company, 75,000 shares of the Company's common stock for consideration of $37,500 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.

     On March 23, 2000, 190,000 shares of the Company's common stock were issued to a trustee, to settle a liability of $95,000 which had been accrued during December 1999, in connection with replacement of shares previously held by certain Apta shareholders which were transferred without such shareholder's prior knowledge when the shareholder sold shares of Agate Technologies, Inc., the Company's predecessor. The 190,000 shares issuance was made pursuant to Rule 506 of Regulation D of the Securities Act.


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27FDS - Financial Data Schedule

     (b) Reports on Form 8-K

         None




                                    -14-
                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            APTA HOLDINGS, INC.


Dated:  May 8, 2000         /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer