Form 10QSB
period 2000-06-30
APTA HOLDINGS INC
filed 2000-08-14
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The Company had 1,518,000 shares of common stock, par value $.001 per share, outstanding as of July 31, 2000.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                JUNE 30, 2000 AND 1999................................3

                CONSOLIDATED STATEMENT OF OPERATIONS FOR
                THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999...........4

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999...........5

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                ENDED JUNE 30, 2000 AND 1999..........................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS..................10

PART II.  OTHER INFORMATION...........................................15

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.............15

      SIGNATURES......................................................16

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                         JUNE 30, 2000 AND 1999

                                 (UNAUDITED)
ASSETS
                                                     2000             1999
                                                     ----             ----
 Cash                                             $   10,818      $   55,797
 Notes receivable                                    345,513         213,402
 Prepaid expenses                                     13,191           4,945
 Property and equipment, net                           3,403           2,409
                                                   ----------     ----------
TOTAL ASSETS                                      $  372,925      $  276,553
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Notes payable                                   $  123,750     $   92,500
  Accrued expenses                                     1,500         49,536
  Dealer holdbacks                                    23,207          8,252
  Net liabilities of discontinued operations         281,006        227,471
                                                  ----------      ----------
TOTAL LIABILITIES                                 $  429,463     $  377,759

Minority Interest                                     27,151         25,231

Commitments and contingencies

Stockholders' Deficit
  Common stock, $.001 par value
  2,000,000 shares authorized,
  1,518,000 and 1,000,000 shares issued
  and outstanding                                      1,518          1,000
  Additional paid in capital                         282,482        149,000
  Accumulated deficit                               (367,689)      (276,437)
                                                   ---------       ---------
Total stockholders' deficit                         ( 83,689)      (126,437)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $  372,925     $  276,553
                                                   ==========     ==========

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
          FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                              (UNAUDITED)
                                               2000                   1999
                                               ----                   ----

  Financial services revenues               $  34,147              $  13,182


Operating expenses
  Administrative expenses                      48,499                  4,840
  Other general operating expenses              1,408                  2,878
  Depreciation and amortization                   830                    515
                                             --------               --------
TOTAL OPERATING EXPENSES                       50,737                  8,233
                                             --------               --------

Operating income (loss) from
  continuing operations                       (16,590)                 4,949

Other income (expense)
 Interest income                                  227                     59
 Interest expense                            ( 10,325)              (  3,950)
                                             ---------              --------
   Total other income (expense)              ( 10,098)              (  3,891)
                                             ---------              --------

Gain (loss) from continuing operations
 before minority interest                     (26,688)                 1,058

Minority interest                             ( 1,243)                 ( 212)
                                             --------               --------
Net gain (loss) from continuing operations   ( 27,931)                   846

Discontinued operations
 Loss from discontinued operations            (29,573)              ( 43,332)
                                             --------               --------
Net loss                                     ($57,504)              ($42,486)
                                            =========              =========
Basic net loss per share
 Loss before minority interest                ($.02)                    -0-
 Minority interest                               -0-                    -0-
 Loss from discontinued operations            ($.02)                 ($.04)
                                             ---------              --------

Net loss                                      ($.04)                 ($.04)
                                            =========              =========
Average number of common
shares outstanding - basic                  1,312,978              1,000,000
                                            =========              =========

                APTA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                         (UNAUDITED)
                                                   2000               1999
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($57,504)          ($42,486)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
     Loss from discontinued operations             29,573             43,332
     Minority interest in net income
       (loss) of consolidated subsidiary            1,243                212
     Depreciation and amortization expense            830                515
   (Increase) decrease in:
     Prepaid expenses                             ( 8,659)           ( 1,345)
   Increase (decrease) in:
     Accrued expenses                                 -0-            ( 5,564)
                                                  --------         ---------
Net cash used in continuing operations            (34,517)           ( 5,336)

Net cash provided by discontinued operations       32,916             21,804

Net cash provided by (used in)
   operating activities                           ( 1,601)            16,468
                                                  --------         ---------
Cash flows from investing activities:
   Cash received from acquisition                     -0-             85,100
   Purchases of property and equipment            ( 2,302)           (   348)
   Purchases of property and equipment
     for discontinued operations                  (17,105)           (10,816)
   Collection of installment notes receivable     119,855             10,494
   Loans made                                    (115,725)           (77,291)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                           ( 15,277)             7,139

Cash flows from Financing Activities
   Repayment of mortgage notes payable
    of discontinued operations                    (18,553)           (17,088)
   Repayment of short term notes                  (45,000)           (50,000)
   Repayment of short term notes of
    discontinued operations                       ( 2,258)           ( 3,900)
   Proceeds from notes payable                        -0-             62,500
   Proceeds from notes payable of
    discontinued operations                         5,000             10,000
   Issuance of common stock                        74,500                -0-
   Minority interest                                  -0-             15,000
                                                  -------            -------
Net cash provided by (used in)
  financing activities                             13,689             16,512
                                                  -------            -------

                  APTA HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                (UNAUDITED)


                                                   2000               1999
                                                   ----               ----
Increase (decrease) in cash                       ( 3,189)            40,119

Cash, beginning                                    14,007             15,678
                                                  -------            -------
Cash, ending                                     $ 10,818           $ 55,797
                                                 ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Non-cash investing and financing activities:

On June 28, 1999, assets and liabilities of ARCA Corp. were transferred to the Company as follows:

   Accrued expenses                      $ 55,100
   Notes payable                           30,000
                                         --------
   Cash received from predecessor        $ 85,100
                                         ========

Issuance of common stock during the six months ended June 30, 2000 was as follows:

  Issuance of common stock

    Issuance of common stock, net of
      stock issuance costs of $30,000               $187,000
    Satisfaction of note payable to stockholder
      in exchange for common stock                   (17,500)

    Satisfaction of accrued expenses                 (95,000)
                                                    --------
    Net proceeds from issuance of common stock      $ 74,500
                                                    ========

                           APTA HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                     (UNAUDITED)

              Investment                         Additional                   Total
                 By           Common Stock        Paid-in    Accumulated  Stockholder's
              Predecessor  Shares     Amount      Capital      Deficit      Deficit
              -----------  -----------------      --------   ------------  -------------
Balance,
01/01/99      $( 83,951)            0    $   0       $    0      $   0      $ ( 83,951)

Net loss
prior to
spin-off        (42,486)            0        0            0           0        (42,486)

Initial
capitali-
zation
resulting
from
spin-off        126,437     1,000,000    1,000      149,000    (276,437)             0

Net loss
subsequent
to
spin-off              0             0        0            0           0              0
              ------------  ---------    -----     --------  -----------       -------
Balance
06/30/99      $       0     1,000,000   $1,000     $149,000   $(276,437)     $(126,437)
              ============  =========    =====     ========  ===========       =======


Balance
01/01/00      $       0     1,084,000   $1,084      $95,916   $(310,185)     $(213,185)

Issuance
of common
stock                 0       434,000      434      186,566           0        187,000

Net loss              0             0       0             0     (57,504)      ( 57,504)
              ------------  ---------    -----     --------  -----------       -------
Balance
06/30/00              0     1,518,000   $1,518     $282,482   ($367,689)     $( 83,689)
              ============  =========    =====     ========  ===========       =======

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND 1999
                             (UNAUDITED)
Note 1 - Organization

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

Note 3 - Unaudited Financial Statements

The consolidated balance sheet as of June 30, 2000 and 1999 and the related consolidated statements of operations, cash flows and stockholders' deficit for the six months ended June 30, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Basis of Presentation

The consolidated financial statements for the six months ended June 30, 1999 include periods prior to the spin off and include only those assets and liabilities contributed by ARCA as described above. These financial statements have been prepared using ARCA's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulated that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to APTA Holdings, Inc. The financial statements presented include all the operations of the Company as well as the operations of the Company's predecessor prior to the spin-off, and have been accounted for in a manner similar to that in a pooling of interests.

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND 1999

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

Net loss per Share

    Net loss per share prior to the spinoff has been computed giving effect to the distribution ratio of 1 common share of APTA for each common share of ARCA. Accordingly, weighted average common shares outstanding for the accounting predecessor, have been computed based on the shares outstanding of ARCA for the respective period. Calculated earnings per share may not be representative of earnings per share subsequent to the transfer of the assets and liabilities from ARCA since the level of other expenses incurred by APTA may be higher than was incurred on a historical basis.

Note 5 - Discontinued Operations

On August 7, 2000, APTA transferred all of the assets and liabilities of its wholly owned subsidiary, Spring Village Holdings, Inc., to Gavella Corp., also a wholly owned subsidiary of APTA formed for the purpose of effectuating the spinoff of APTA's real estate operations, in exchange for 2,000,000 shares of $.001 par value Gavella Corp. common stock. The operating results of Spring Village Holdings, Inc. for the six months ended June 30, 2000 have been treated as discontinued operations, and the 1999 financial statements have been restated to conform with this presentation. No income tax expense or benefits were recognized due to the Company's net operating loss carryforwards. Spring Village Holdings, Inc. and its subsidiary recorded revenues of $416,111 and $396,554 for the six months ended June 30, 2000 and 1999.

The components of the net liabilities of discontinued operations included in the consolidated balance sheet as of June 30, 2000 and 1999 are as follows:

                                   2000           1999
                                          ----              ----
     Assets
          Rental property, net        $3,229,865    $3,282,045
          Cash                      75,931        61,399
          Cash held in escrow       75,557        72,905
          Accounts receivable        5,012           890
          Prepaid expenses               26,944        24,686
          Deferred financing costs  62,571        71,211
                                 ----------       ----------
                                  3,475,880        3,513,136
                                 ----------       ----------

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2000 AND 1999

                             (UNAUDITED)


Note 5 - Discontinued Operations (continued)

                                   2000           1999
                                          ----              ----
     Less liabilities
          Mortgage notes payable      (3,336,982)   (3,373,341)
          Notes payable          (  274,271)   (  225,000)
          Accrued interest            (   41,636)   (   41,876)
          Accounts payable            (    9,540)      (   14,091)
          Accrued expenses            (   20,811)   (   24,914)
          Security deposits payable  (   73,646)    (   61,385)
                                       -----------      ----------
                                 (3,756,886)   (3,740,607)
                                       -----------      ----------
Net liabilities from
   discontinued operations             ($ 281,006)       ($ 227,471)
                                 ===========        ==========


Note 6 - Related Party Transactions

    During the six months ended June 30, 2000, 125,000 shares of common stock were issued to two officers/directors of the Company at $.50 per share for cash of $62,500. In addition, 37,500 shares of common stock were issued to an officer/director at $.50 per share in exchange for satisfaction of a $17,500 note payable plus accrued interest.

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

The Company is currently engaged in two lines of business; owning and operating income producing real estate, and the originating and servicing of loans to businesses, generally secured by real estate or other business assets ("business lending"), and to individuals, generally secured by vehicles or other personal property ("consumer lending"). The Company plans to spin off its real estate business in order to focus on its business lending and consumer lending subsidiary.

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $34,147 in financial services revenues for the six month period ending June 30, 2000, and had $345,513 in loans outstanding.

On June 21, 2000, Apta incorporated Gavella Corp. ("Gavella") in the State of Delaware as a wholly owned subsidiary. On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. The transfer of Spring Village Holdings, Inc. to Gavella was due to a decision by Apta's Board of Directors to separate the finance business and the real estate business into two separate corporations. The Apta Board of Directors has also authorized that the Apta shareholders will receive one share of Gavella for each share of Apta owned by the shareholders. The record date for such spin-off will be determined after the SEC and any other relevant regulatory body has completed its review. It is anticipated that the spinoff will occur before December 31, 2000, and that Apta will retain approximately 20% of the Gavella shares after the spin-off.

After the proposed spin-off of the real estate business, Apta intends to focus its efforts on the expansion of its consumer finance business.


Business
--------

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

Currently the Company has $345,513 in loans outstanding. The Company intends to increase the loans outstanding to $400,000 by December 31, 2000. In order to meet its stated goal, the Company has been and anticipates that it will originate approximately $15,000 per month in new consumer loans.

Results of Operations
----------------------

The following discussion is for the six months ending June 30, 2000 and 1999, respectively. The real estate business has been accounted for as a discontinued operation.

Financial services revenues increased by $20,965 or 259%, from $13,182 in 1999 to $34,147 in 2000, due to more loans outstanding.

Administrative expenses increased to $48,499 in 2000 from $4,840 in 1999, primarily due to costs related to the start-up of our finance company and professional fees related to becoming a reporting public company. Total operating expense increased by $42,504, from $8,233 in 1999 to $50,737 in 2000.

Operating income declined from $4,949 in 1999 to a loss of $16,590 in 2000, primarily due to the increases in expenses discussed above, which were only partially offset by the increase in revenues.

Interest expense, net of interest income, increased by $6,207 from $3,891 in 1999 to $10,098 in 2000.

Loss from continuing operations before minority interest increased by $27,746 from a profit of $1,058 in 1999 to a loss of $26,688 in 2000.

Minority interest, which represents the minority shareholder's share of the net income of Beran Corp., increased from $212 in 1999 to $1,243 in 2000. Though Beran Corp. runs at an operating profit, the consolidated results of Apta Holdings, Inc. reflect operating losses due to public company corporate overhead.

Net loss from continuing operations was $27,931 in 2000, compared to a net profit of $846 in 1999.

Loss from discontinued operations decreased from $43,332 in 1999 to $29,573 in 2000. This reflects the net losses incurred by the real estate business the Company intends to spin off.

Net loss increased by $15,037 from $42,486 in 1999 to $57,504 in 2000. Basic net loss per share was ($.04) in 1999 and ($.04) in 2000.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At June 30, 2000, the Company had working capital of $221,065. The Company needs additional financing to expand its business and carry out its business plan.

On January 1, 2000, the Company had $14,007 in cash.

During the six months ending June 30, 2000, the Company received $74,500 from the sale of stock, and $5,000 proceeds from notes payable. The Company collected $119,855 from installment notes receivable during the period. Operations used $1,601. The Company used $19,407 to purchase property and equipment, made $115,725 in loans, repaid $47,258 in short term debt, and reduced mortgage debt by $18,553. The net decrease in cash for the period was $3,189. The Company had $10,818 in cash on June 30, 2000.

The Company's balance sheet is highly leveraged. The Company plans to reduce this leverage through future equity offerings as well as by funds generated from operations. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to expand and increase profitability of its finance company.

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

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.
 The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements may be identified by the use of terminology such as "plan", "may", "will", "expects", "intends", "anticipates", "estimate", "should", or "continue", or the negative there of or other variations thereon or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of changes in interest rates; (b) regulatory changes or interpretations of such regulations; (c) uninsurable risks; (d) unexpected loan losses, and (e) general economic conditions.

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


                            APTA HOLDINGS, INC.


Dated:  August 14, 2000      /s/ Harry J. Santoro
                            ----------------------------------------
                            Harry J. Santoro
                            President, Chief Executive Officer and
                            Chief Financial Officer