Form 10QSB
period 2000-09-30
APTA HOLDINGS INC
filed 2000-11-13
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The Company had 1,760,500 shares of common stock, par value $.001 per share, outstanding as of November 10, 2000.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 2000 AND 1999.................................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999...........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999...........5

                CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2000 AND 1999...........................6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.......................11

PART II.  OTHER INFORMATION................................................16

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..................17

      SIGNATURES...........................................................18

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2000 AND 1999

                                 (UNAUDITED)
ASSETS
                                                     2000             1999
                                                     ----             ----
 Cash                                             $   21,942      $    5,431
 Notes receivable                                    248,651         298,523
 Prepaid expenses                                      8,461           6,846
 Property and equipment, net                           2,988           2,151
                                                   ----------     ----------
TOTAL ASSETS                                      $ 282,042       $  312,951
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Notes payable                                   $   93,750     $  165,000
  Accounts payable                                       -0-          1,200
  Accrued expenses                                     1,500          7,409
  Dealer holdbacks                                    21,354         13,185
  Net liabilities of discontinued operations         166,519        228,816
                                                  ----------      ----------
TOTAL LIABILITIES                                 $  283,123     $  415,610

Minority Interest                                     27,796         25,680

Commitments and contingencies

Stockholders' Deficit
  Common stock, $.001 par value
  2,000,000 shares authorized,
  1,760,500 and 1,000,000 shares issued
  and outstanding                                      1,761          1,000
  Additional paid in capital                         360,990        149,000
  Accumulated deficit                               (391,628)      (278,339)
                                                   ---------       ---------
Total stockholders' deficit                         ( 28,877)      (128,339)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                              $ 282,042     $  312,951
                                                   ==========     =========

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                              (UNAUDITED)
                                               2000                   1999
                                               ----                   ----

  Financial services revenues               $  51,864              $  25,285


Operating expenses
  Administrative expenses                      72,080                 11,889
  Other general operating expenses              1,938                  4,433
  Depreciation and amortization                 1,245                    773
                                             --------               --------
TOTAL OPERATING EXPENSES                       75,263                 17,095
                                             --------               --------

Operating income (loss) from
  continuing operations                       (23,399)                 8,190

Other income (expense)
 Interest income                                  370                    118
 Interest expense                            ( 13,939)              (  7,358)
                                             ---------              --------
   Total other income (expense)              ( 13,569)              (  7,240)
                                             ---------              --------

Gain (loss) from continuing operations
 before minority interest                     (36,968)                   950

Minority interest                             ( 1,888)                 ( 661)
                                             --------               --------
Net gain (loss) from continuing operations   ( 38,856)                   289

Discontinued operations
 Loss from discontinued operations            (42,587)              ( 44,677)
                                             --------               --------
Net loss                                     ($81,443)              ($44,388)
                                            =========              =========
Basic net loss per share
 Loss before minority interest                ($.03)                    -0-
 Minority interest                               -0-                    -0-
 Loss from discontinued operations            ($.03)                 ($.04)
                                             ---------              --------

Net loss                                      ($.06)                 ($.04)
                                            =========              =========
Average number of common
shares outstanding - basic                  1,376,659              1,000,000
                                            =========              =========

                APTA HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                         (UNAUDITED)
                                                   2000               1999
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($81,443)          ($44,388)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
     Loss from discontinued operations             42,587             44,677
     Minority interest in net income
       (loss) of consolidated subsidiary            1,888                661
     Depreciation and amortization expense          1,245                773
   (Increase) decrease in:
     Prepaid expenses                             ( 3,929)           ( 3,246)
   Increase (decrease) in:
     Accounts payable                                 -0-              1,200
     Accrued expenses                                 -0-            (47,691)
                                                  --------         ---------
Net cash used in continuing operations            (39,652)           (48,014)

Net cash provided by
   (used in) discontinued operations               10,776             34,622
                                                  --------         ---------
Net cash provided by (used in)
   operating activities                           (28,876)           (13,392)
                                                  --------         ---------
Cash flows from investing activities:
   Cash received from acquisition                     -0-             85,100
   Purchases of property and equipment            ( 2,303)           (   348)
   Purchases of property and equipment
     for discontinued operations                  (36,738)           (14,823)
   Collection of installment notes receivable     254,448             17,151
   Loans made                                    (155,309)          (164,136)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                             60,098            (77,056)

Cash flows from Financing Activities
   Repayment of mortgage notes payable
    of discontinued operations                    (28,112)           (25,899)
   Repayment of short term notes                  (75,000)           (50,000)
   Repayment of short term notes of
    discontinued operations                      (103,426)           ( 3,900)
   Proceeds from notes payable                        -0-            135,000

                  APTA HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                (UNAUDITED)
                                                   2000               1999
                                                   ----               ----
   Proceeds from notes payable of
    discontinued operations                        30,000             10,000
   Issuance of common stock                       153,251                -0-
   Minority interest                                  -0-             15,000
                                                  -------            -------
Net cash provided by (used in)
  financing activities                            (23,287)            80,201
                                                  -------            -------

Increase (decrease) in cash                         7,935            (10,247)

Cash, beginning                                    14,007             15,678
                                                  -------            -------
Cash, ending                                     $ 21,942           $  5,431
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
                                         ========

Issuance of common stock during the nine months ended September 30, 2000 was as follows:

  Issuance of common stock

    Issuance of common stock, net of
      stock issuance costs of $72,500               $265,751
    Satisfaction of note payable to stockholder
      in exchange for common stock                   (17,500)

    Satisfaction of accrued expenses                 (95,000)
                                                    --------
    Net proceeds from issuance of common stock      $153,251
                                                    ========

                           APTA HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                     (UNAUDITED)

              Investment                         Additional                   Total
                 By           Common Stock        Paid-in    Accumulated  Stockholder's
              Predecessor  Shares     Amount      Capital      Deficit      Deficit
              -----------  -----------------      --------   ------------  -------------
Balance,
01/01/99      $( 83,951)            0    $   0       $    0      $   0      $ ( 83,951)

Net loss
prior to
spin-off        (42,486)            0        0            0           0        (42,486)

Initial
capitali-
zation
resulting
from
spin-off        126,437     1,000,000    1,000      149,000    (276,437)             0

Net loss
subsequent
to
spin-off              0             0        0            0    (  1,902)      (  1,902)
              ------------  ---------    -----     --------  -----------       -------
Balance
09/30/99      $       0     1,000,000   $1,000     $149,000   $(278,339)     $(128,339)
              ============  =========    =====     ========  ===========       =======


Balance
01/01/00      $       0     1,084,000   $1,084      $95,916   $(310,185)     $(213,185)

Issuance
of common
stock                 0       434,000      434      186,566           0        187,000

Issuance
of common
stock                 0       242,500      243       78,508           0         78,751

Net loss              0             0       0             0     (81,443)      ( 81,443)
              ------------  ---------    -----     --------  -----------       -------
Balance
09/30/00              0     1,760,500   $1,761     $360,990   ($391,628)     $( 28,877)
              ============  =========    =====     ========  ===========       =======

                    APTA HOLDINGS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000 AND 1999

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

Note 3 - Unaudited Financial Statements

     The consolidated balance sheets as of September 30, 2000 and 1999 and the related consolidated statements of operations, cash flows and stockholders' deficit for the nine months ended September 30, 2000 and 1999, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Basis of Presentation

     The consolidated financial statements for the nine months ended September 30, 1999 include periods prior to the spin off and include only those assets and liabilities contributed by ARCA as described above. These financial statements have been prepared using ARCA's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulated that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to APTA Holdings, Inc. The financial statements presented include all the operations of the Company as well as the operations of the Company's predecessor prior to the spin-off, and have been accounted for in a manner similar to that in a pooling of interests.

                     APTA HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999

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

Note 5 - Discontinued Operations

     On August 7, 2000, APTA transferred all of the assets and liabilities of its wholly owned subsidiary, Spring Village Holdings, Inc., to Gavella Corp., also a wholly owned subsidiary of APTA formed for the purpose of effectuating the spinoff of APTA's real estate operations in exchange for 2,000,000 shares of $.001 par value Gavella Corp. common stock. The operating results of Gavella Corp. and Subsidiary for the nine months ended September 30, 2000 have been treated as discontinued operations, and the 1999 financial statements have been restated to conform with this presentation.
No income tax expense or benefits were recognized due to the Company's net operating loss carryforwards. Gavella Corp. and its subsidiary recorded revenues of $624,559 and $600,293 for the nine months ended September 30, 2000 and 1999.

     The components of the net liabilities of discontinued operations included in the consolidated balance sheet as of September 30, 2000 and 1999 are as follows:
                                           2000           1999
                                           ----           ----
     Assets
          Rental property, net        $3,222,115    $3,261,279
          Cash                           122,967        66,486
          Cash held in escrow             42,646        43,943
          Accounts receivable              4,458         6,361
          Prepaid expenses                65,045        59,257
          Deferred financing costs        60,411        69,051
                                      ----------    ----------
                                       3,517,642     3,506,377
                                      ----------    ----------

                 APTA HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2000 AND 1999

                             (UNAUDITED)


Note 5 - Discontinued Operations (continued)

                                           2000           1999
                                           ----           ----
     Less liabilities
          Mortgage notes payable       (3,327,423)   (3,364,530)
          Notes payable                (  198,103)   (  225,000)
          Accrued interest             (   41,636)   (   41,876)
          Accounts payable             (    6,608)   (   15,220)
          Accrued expenses             (   33,130)   (   23,188)
          Security deposits payable    (   77,261)   (   65,379)
                                      -----------    ----------
                                       (3,684,161)   (3,735,193)
                                      -----------    ----------
Net liabilities from
   discontinued operations             ($ 166,519)   ($ 228,816)
                                      ===========    ==========


Note 6 -Related Party Transactions

     During the nine months ended September 30, 2000, 245,000 shares of common stock were issued to two officers/directors of the Company at $.50 per share for cash of $122,500. In addition, 37,500 shares of common stock were issued to an officer/director at $.50 per share in exchange for satisfaction of a $17,500 note payable plus accrued interest.

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $51,864 in financial services revenues for the nine month period ending September 30, 2000, and had $248,651 in loans outstanding.

On June 21, 2000, Apta incorporated Gavella Corp. ("Gavella") in the State of Delaware as a wholly owned subsidiary. On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. The transfer of Spring Village Holdings, Inc. to Gavella was due to a decision by Apta's Board of Directors to separate the finance business and the real estate business into two separate corporations. The Apta Board of Directors has also authorized that the Apta shareholders will receive one share of Gavella for each share of Apta owned by the shareholders. The record date for such spin-off will be determined after the SEC and any other relevant regulatory body has completed its review. It is anticipated that the spinoff will occur before December 31, 2000, and that Apta will retain approximately 10% of the Gavella shares after the spin-off.

After the proposed spin-off of the real estate business, Apta intends to focus its efforts on the expansion of its consumer finance business. The real estate business has been reflected as a discontinued operation.


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

The Business Purpose Loans originated by the Company generally are secured by real estate, cash flow from investment real estate, or other assets. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company at September 30, 2000 was 15%.

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

Currently the Company has $248,651 in loans outstanding. The Company intends to increase the loans outstanding to $300,000 by December 31, 2000. In order to meet its stated goal, the Company has been and anticipates that it will originate approximately $15,000 per month in new consumer loans.

Results of Operations
----------------------

The following discussion is for the nine months ending September 30, 2000 and 1999, respectively. The real estate business has been accounted for as a discontinued operation.

Financial services revenues increased by $26,579 or 105%, from $25,285 in 1999 to $51,864 in 2000, due to more loans outstanding.

Administrative expenses increased to $72,080 in 2000 from $11,889 in 1999, primarily due to costs related to the start-up of our finance company and professional fees related to becoming a reporting public company. Total operating expense increased by $58,168, from $17,095 in 1999 to $75,263 in 2000.

Operating income declined from $8,190 in 1999 to a loss of $23,399 in 2000, primarily due to the increases in expenses discussed above, which were only partially offset by the increase in revenues.

Interest expense, net of interest income, increased by $6,329 from $7,240 in 1999 to $13,569 in 2000.

Loss from continuing operations before minority interest increased by $37,918 from a profit of $950 in 1999 to a loss of $36,968 in 2000.

Minority interest, which represents the minority shareholder's share of the net income of Beran Corp., increased from $661 in 1999 to $1,888 in 2000. Though Beran Corp. runs at an operating profit, the consolidated results of Apta Holdings, Inc. reflect operating losses due to public company corporate overhead.

Net loss from continuing operations was $38,856 in 2000, compared to a net profit of $289 in 1999.

Loss from discontinued operations decreased from $44,677 in 1999 to $42,587 in 2000. This reflects the net losses incurred by the real estate business the Company intends to spin off.

Net loss increased by $37,055 from $44,388 in 1999 to $81,443 in 2000. Basic net loss per share was ($.04) in 1999 and ($.06) in 2000.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At September 30, 2000, the Company had working capital of $162,450. The Company needs additional financing to expand its business and carry out its business plan.

On January 1, 2000, the Company had $14,007 in cash.

During the nine months ending September 30, 2000, the Company received $153,251 from the sale of stock, and $30,000 proceeds from notes payable.
The Company collected $254,448 from installment notes receivable during the period. Operations used $28,876. The Company used $39,040 to purchase property and equipment, made $155,309 in loans, repaid $178,426 in short term debt, and reduced mortgage debt by $28,112. The net increase in cash for the period was $7,935. The Company had $21,942 in cash on September 30, 2000.

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

     During September 2000, 122,500 shares of the Company's common stock were issued to eight investors for consideration of $61,250 cash, in reliance upon Rule 506 of Regulation D of the Securities Act.

     During September 2000, the Company issued to Theodora T. Robinson, spouse of Stephen M. Robinson, Vice President, Secretary and a director of the Company, 25,000 shares of the Company's common stock for the consideration of $12,500 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.

     During September 2000, the Company issued to Harry J. Santoro, President, Treasurer and a director of the Company, 65,000 shares of the Company's common stock for consideration of $32,500 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.

     During September 2000, the Company issued to Donna M. Santoro, wife of Harry J. Santoro, President, Treasurer and a director of the Company, 30,000 shares of the Company's common stock for consideration of $15,000 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.


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


                                APTA HOLDINGS, INC.


Dated: November 13, 2000        /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro
                                President, Chief Executive Officer and
                                Chief Financial Officer