Form 10KSB
period 2000-12-31
APTA HOLDINGS INC
filed 2001-03-30
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/2000.

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

State issuer's revenues for its most recent fiscal year: $67,763

The Company's common stock is quoted on the NASD OTC Bulletin Board under the
symbol "APTA".   The estimated aggregate market value of the voting and non-
voting stock held by non-affiliates of the registrant as of February 28, 2001 was $534,451. The market value is based upon the last sale of the Common Stock on the NASD OTC Bulletin Board of $.51 per share on February 28, 2001.

The Company had 2,000,000 shares of common stock, par value $.001 per share, outstanding as of February 28, 2001.

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

The Company was engaged in two lines of business; owning and operating income producing real estate, and the originating and servicing of loans to businesses, generally secured by real estate or other business assets ("business lending"), and to individuals, generally secured by vehicles or other personal property ("consumer lending").

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $67,763 in financial services revenues for the twelve month period ending December 31, 2000. As of December 31, 2000, Beran had $258,986 in loans outstanding.

On June 21, 2000, Apta incorporated Gavella Corp. ("Gavella") in the State of Delaware as a wholly owned subsidiary. On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. In addition, Apta contributed $200,000 to Gavella. The transfer of Spring Village Holdings, Inc. to Gavella was due to a decision by Apta's Board of Directors to separate the finance business and the real estate business into two separate corporations.

On December 27, 2000, Gavella was spun off. On December 27, 2000, each shareholder of Apta received one share of Gavella for each share of Apta owned by the shareholders of record as of December 1, 2000.

Apta intends to focus its efforts on the expansion of its finance business. The real estate business has been reflected as a discontinued operation.

Business
--------

The Company, through its 80% owned subsidiary Beran Corp., originates and services loans to businesses secured by real estate and other business assets ("Business Purpose Loans"), and consumer loans typically to credit impaired borrowers, including automobile loans secured by the title to the automobile and the unconditional guarantee of participating dealers or individual guarantors pre-approved by Beran.

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


Business Purpose Loans
----------------------

The Company began operations in 1998 and initially offered Business Purpose Loans. The Company currently originates Business Purpose Loans in Pennsylvania and New Jersey. The Company focuses its marketing efforts on small businesses, including suppliers, vendors and subcontractors of Beran or Apta Holdings, Inc. who generally do not meet all of the credit criteria of commercial banks.

The Business Purpose Loans originated by the Company generally are secured by real estate, cash flow from investment real estate, or other assets. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company was 15% for the year ended December 31, 2000.


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


Employees
----------

In addition to Harry J. Santoro, the President and Treasurer, and Stephen M. Robinson, the Vice President and Secretary, the Company, through a subcontract, employs one other part time person on a regular basis to perform administrative functions.


Facilities
-----------

The Company currently maintains its principal executive office in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $600. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

Item 2.  Description of Property
---------------------------------

Other than its principal executive office, the Company does not own or lease any other properties.


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


Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

       Market Information. The Company's common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "APTA". As of the date of this Form 10-KSB, quotations were submitted by six market makers and there was minimal public trading of the Company's stock at prices ranging from $.125 to $.875. As of February 28, 2001, there were 2,000,000 shares of common stock outstanding.

       Holders. There are approximately 450 holders of record of Apta common stock. The Company estimates that there are at least another 75 shareholders whose stock is held in street name.

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

Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending December 31, 2000 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

     .   There were no underwriters involved in any of the transactions.

     .   All of the securities issued were restricted common stock of Apta
Holdings, Inc., and each of the certificates issued was stamped with the following restrictive legend:

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

     On November 27, 2000, 171,500 shares of the Company's common stock were issued to seven investors for the consideration of $85,750 cash. The transaction was effected in reliance upon Rule 506 of Regulation D of the Securities Act.

     On November 27, 2000, the Company issued to Theodora T. Robinson, spouse of Stephen M. Robinson, Vice President, Secretary and a director of the Company, 34,000 shares of the Company's common stock for the consideration of $17,000 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.

     On November 27, 2000, the Company issued to Harry J. Santoro, President, Treasurer and a director of the Company, 34,000 shares of the Company's common stock for the consideration of $17,000 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

The Company plans to slowly increase its loan pool by originating new loans. During 2000, the Company originated $267,249 in loans, averaging $22,271 per month, primarily to consumers.

During the fourth quarter, the Company noticed an increase in late payments on its consumer auto loans. In anticipation of a tightening economy, the Company tightened its underwriting requirements for consumer auto loans. In order to expand its loan portfolio, the Company intends to seek new opportunities for its business purpose loan program.

The finance business is in the initial stages of its development.


Results of Operations
----------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

2000 Compared To 1999

Financial services revenues increased by $27,335 or 68%, from $40,428 in 1999 to $67,763 in 2000, due to more loans outstanding.

Administrative expenses increased to $76,246 in 2000 from $29,004 in 1999, primarily due to costs related to the start-up of our finance company and professional fees related to becoming a reporting public company. Total operating expense increased by $46,344, from $35,224 in 1999 to $81,568 in 2000.

Operating income declined from $5,204 in 1999 to a loss of $13,805 in 2000, primarily due to the increases in expenses discussed above, which were only partially offset by the increase in revenues.

Interest expense, net of interest income, increased by $2,852 from $13,257 in 1999 to $16,109 in 2000.

Loss from continuing operations before minority interest increased by $21,861 from a loss of $8,053 in 1999 to a loss of $29,914 in 2000.

Minority interest, which represents the minority shareholder's share of the net income of Beran Corp., increased from $889 in 1999 to $2,455 in 2000. Though Beran Corp. runs at an operating profit, the consolidated results of Apta Holdings, Inc. reflect operating losses due to the public company corporate overhead of Apta.

Net loss from continuing operations was $32,369 in 2000, compared to a net loss of $8,942 in 1999.

Loss from discontinued operations increased from $67,292 in 1999 to $143,858 in 2000. This reflects the net losses incurred by the real estate business which the Company spun off, and certain spin off related expenses.

Net loss increased by $99,993 from $76,234 in 1999 to $176,227 in 2000.
Basic net loss per share was ($.08) in 1999 and ($.12) in 2000.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.


1999 Compared To 1998

The Company reported financial services revenues of $40,428 in 1999, compared to $6,053 in 1998, an increase of $34,375.

Total operating expenses, exclusive of discontinued operations, increased by $15,227, to $35,224.

Net loss, including discontinued operations, increased from $58,167 in 1998 to $76,234 in 1999. The Company reported a basic net loss of ($.03) per share in 1998, compared to a basic net loss of ($.08) per share in 1999.


Liquidity and Capital Resources
--------------------------------

The Company's financial position is improving.

At December 31, 1999 the Company had $62,223 in working capital. At December 31, 2000, the Company had $198,232 in working capital.

On December 31, 1998, the Company had $15,679 in cash. During the year ending December 31, 1999, the Company realized $166,250 in proceeds from notes payable, $42,000 from the sale of Apta common stock, and $15,000 through the sale of common stock of Beran Corp., the Company's finance subsidiary, to one individual, an accredited investor who is knowledgeable in the business of Beran Corp. This sale of stock reduced the Company's ownership of Beran Corp. from 91% to 80% as of December 31, 1999. Operations provided an additional $29,966. The Company received $85,100 in cash from the Company's predecessor, collected $104,258 from notes receivable, and made $292,342 in new loans. The Company used $27,357 to purchase property and equipment. The Company used $39,447 to repay notes payable, and repaid $85,100 in liabilities assumed from a predecessor. The net decrease in cash for the year was $1,672. The Company had $14,007 in cash on December 31, 1999.

During the year ending December 31, 2000, the Company received $56,250 in proceeds from notes payable, and $314,250 from the issuance of its common stock. The Company received $67,105 in net collections on notes receivable. Operations used $32,503. Investing activities of discontinued operations used $40,500. The Company used $67,820 to purchase property and equipment. The Company reduced debt by $298,165. The net decrease in cash for the period was $1,383. The Company had $12,624 in cash on December 31, 2000.


Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

The foregoing discussion includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the
Company: (a) the effect of changes in interest rates; (b) increases in or unexpected loan losses; (c) fluctuations in the costs to operate the business; (d) uninsurable risks; and (e) general economic conditions.

Item 7.  Financial Statements.
-------------------------------


              APTA HOLDINGS, INC. AND SUBSIDIARY
              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000 AND 1999

                      TABLE OF CONTENTS

                                                            PAGE
                                                            ----
  INDEPENDENT AUDITORS' REPORT..............................F-1

  CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS..................F-3

     CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' EQUITY (DEFICIT).........................F-4

     CONSOLIDATED STATEMENTS OF CASH FLOWS .................F-5 - F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............F-8 - F-15

                      INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of APTA Holdings, Inc. and Subsidiary


     We have audited the accompanying consolidated balance sheets of APTA HOLDINGS, INC. AND SUBSIDIARY as of December 31, 2000 and 1999, and the related consolidated statements of operations and changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APTA HOLDINGS, INC. AND SUBSIDIARY as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                              HAEFELE, FLANAGAN & CO., p.c.


Moorestown, New Jersey
January 31, 2001

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2000 AND 1999

ASSETS
                                                     2000               1999
                                                     ----               ----
 Cash (Note 3)                                        12,624          14,007
 Notes receivable (Notes 3&5)                        258,986         345,188
 Inventory (Note 3)                                    9,952             -0-
 Prepaid expenses                                      2,210           4,529
 Property and equipment (Notes 3&6)                    3,000           1,931
                                                   ----------     ----------
TOTAL ASSETS                                      $  286,772      $  365,655
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
  Notes payable (Note 7)                          $   60,000      $ 186,250
  Accrued expenses (Note 11)                           1,900         96,500
  Dealer holdbacks (Note 3)                           23,640         18,751
  Net liabilities of discontinued
    operations (Note 4)                                  -0-        251,431
                                                  ----------      ----------
   Total Liabilities                                  85,540        552,932

Minority Interest (Notes 2&3)                         28,363         25,908

Commitments and Contingencies (Note 11)

Stockholders' equity (deficit) (Notes 1, 10 & 11)
  Common stock, $.001 par value
  2,000,000 shares authorized,
  2,000,000 and 1,084,000 shares issued
  and outstanding in 2000 and 1999                     2,000          1,084
  Additional paid-in capital                         273,000         95,916
  Accumulated deficit                               (102,131)      (310,185)
                                                   ---------       ---------
Total stockholders' equity (deficit)                 172,869       (213,185)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                     $ 286,772     $  365,655
                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                 APTA HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                               2000                   1999
                                               ----                   ----

Financial Services                             67,763                 40,428

Operating expenses
  Administrative expenses                      76,246                 29,004
  Taxes and insurance                           4,089                  5,093
  Depreciation and amortization                 1,233                  1,127
                                             --------               --------
TOTAL OPERATING EXPENSES                       81,568                 35,224
                                             --------               --------

Operating income (loss) from
 continuing operations                       ( 13,805)                 5,204

 Interest expense, net                       ( 16,109)              ( 13,257)
                                             ---------              --------
Loss from continuing operations
 before minority interest                     (29,914)               ( 8,053)

Minority interest                             ( 2,455)               (   889)
                                             --------               --------

Net loss from continuing operations             ( 32,369)              (  8,942)
                                             --------               --------
Discontinued operations
  Loss from discontinued operations,
  net of $0 tax                            (  143,858)             (  67,292)
                                             --------               --------
Net loss                                    ($176,227)             ($ 76,234)
                                            =========              =========
Basic net loss per share (Note 3)
 Loss from continuing operations
   before minority interest                   ($.02)                 ($.01)
 Minority interest                               -0-                    -0-
 Loss from discontinued operations            ( .10)                 ( .07)
                                             ---------              --------

Net loss                                      ($.12)                 ($.08)
                                            =========              =========
Average number of common
shares outstanding - basic                  1,480,450              1,003,979
                                            =========              =========
The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                           APTA HOLDINGS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

              Investment                         Additional                   Total
                 By           Common Stock        Paid-in    Accumulated  Stockholder's
              Predecessor  Shares     Amount      Capital      Deficit      Deficit
              -----------  -----------------      --------   ------------  -------------
Balance,
01/01/99      $( 83,951)            0    $   0       $    0      $   0      $ ( 83,951)

Net loss
prior to
spin-off       ( 42,486)            0     $  0       $    0      $    0      $( 42,486)

Initial
capitali-
zation
resulting
from
spin-off
(Note 1)        126,437     1,000,000    1,000       54,000    (276,437)       (95,000)

Issuance of
common stock          0        84,000       84       41,916           0         42,000

Net loss
subsequent to
spin-off              0             0       0             0     (33,748)      ( 33,748)
              ------------  ---------    -----     --------  -----------       -------
Balance
01/01/2000      $     0     1,084,000   $1,084     $ 95,916   ($310,185)     $(213,185)

Issuance of
common stock          0       434,000      434      186,566           0        187,000

Issuance of
common stock          0       242,500      243      121,008           0        121,251

Issuance of
common stock          0       239,500      239      119,510           0        119,749


Spin-off
investment
in
Gavella               0             0       0      (250,000)    384,281        134,281

Net loss              0             0       0             0     (32,369)      ( 32,369)

Net loss
from
discontinued
operations            0             0       0             0    (143,858)      (143,858)
              ------------  ---------    -----     --------  -----------       -------
Balance
12/31/2000      $     0     2,000,000   $2,000     $273,000   ($102,131)     $ 172,869
              ============  =========    =====     ========  ===========       =======

The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                APTA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000               1999
                                                   ----               ----
Cash flows from operating activities
   Net loss                                     ($176,227)          ($76,234)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
     Net loss from discontinued operations        143,858             67,292
     Minority interest in net loss of
       consolidated subsidiary                      2,455                889
     Depreciation and amortization expense          1,233              1,127
   (Increase) decrease in:
     Prepaid expenses                               2,319             (  930)
   Increase in:
     Accrued expenses                                 400              1,500
                                                  --------         ---------
Net cash used in continuing
   operating activities                           (25,962)            (6,356)

Net cash provided by (used in)
   discontinued operations                        ( 6,541)            36,322
                                                  --------         ---------
Net cash provided by (used in)
   operating activities                           (32,503)            29,966
                                                  --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment            ( 2,302)           (   482)
   Purchases of property and equipment for
    discontinued operations                       (65,518)           (26,875)
   Cash received from predecessor                     -0-             85,100
   Cash used in investing activities of
    discontinued operations                       (40,500)               -0-
   Principal collected on
    installment notes receivable                  334,354            104,258
   Loans made                                    (267,249)          (292,342)
                                                  -------            -------
Net cash used in investing activities            ( 41,215)          (130,341)
                                                  -------            -------
Cash flows from financing activities
   Proceeds from notes payable                     26,250            136,250
   Proceeds from notes payable of
    discontinued operations                        30,000             30,000
   Repayments on notes payable                   (133,750)               -0-
   Repayments on notes payable of
    discontinued operations                      (126,529)           ( 4,553)
   Minority interest                                  -0-             15,000

                  APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000               1999
                                                   ----               ----

Issuance of common stock                          314,250             42,000
Repayment of mortgage notes payable
 of discontinued operations                      ( 37,886)           (34,894)
Repayment of predecessor liabilities                  -0-            (85,100)
                                                  -------            -------
Net cash provided by
  financing activities                             72,335             98,703

Decrease in cash                                  ( 1,383)           ( 1,672)

Cash, beginning                                    14,007             15,679
                                                  -------            -------
Cash, ending                                      $12,624            $14,007
                                                  =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                   2000               1999
                                                   ----               ----

Cash paid for interest                           $ 16,500           $ 13,395
                                                 ========           ========

Cash paid for income taxes                       $    300           $    400
                                                 ========           ========

Non-cash investing and financing activities:

     On June 28, 1999, assets and liabilities of ARCA Corp. were transferred to the Company as follows:


Accrued expenses                            $55,100
Notes payable                                30,000
                                            -------
Cash received from predecessor              $85,100
                                            =======

In connection with the stock dividend issued to the eligible ARCA Corp. shareholders on June 28, 1999 (See Note 1), the Company has recorded accrued expenses totaling $95,000 related to the potential future common stock issuances in the amount of 180,000 shares of APTA's common stock at $.50 per share. In March 2000, the 180,000 shares were issued to a trust in satisfaction of the accrued expenses. (See Note 11).

                  APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




Non-cash investing and financing activities (continued):
----------------------------------------------

     During the years ended December 31, 2000 and 1999, the Company made loans of $267,249 and $292,342 which were net of dealer holdbacks of $23,640 and $18,751. In 2000, the Company repossessed vehicles valued at $9,952 in satisfaction of the loan amount outstanding.

     Issuance of common stock for the year ended December 31, 2000 was as follows:

Issuance of common stock, net of
  stock issuance costs of $30,000                              $  428,000
Satisfaction of note payable to officer/director/stockholder
  in exchange for common stock                                  (  18,750)
Satisfaction of accrued expenses                                (  95,000)
                                                               -----------
Net proceeds from issuance of common stock                     $  314,250
                                                                ==========










The accompanying notes are an integral part of these consolidated financial statements. Specific reference is made to Note 1 where the basis of presentation for these statements is described.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999


Note 1 - Organization and Basis of Presentation

     APTA Holdings, Inc. ("APTA"), a Delaware corporation, ("Company") was formed on June 4, 1999, as a subsidiary of ARCA Corp. ("ARCA"), a New Jersey corporation, in connection with a transaction in which ARCA was merged into Agate Technologies, Inc. ("Agate") on June 29, 1999. Immediately prior to the closing of the merger, ARCA transferred all of its assets and liabilities to APTA. On June 28, 1999, the common stock of APTA was spun off to the common shareholders of ARCA. Eligible ARCA shareholders of record on June 28, 1999 ("Dividend Record Date") received one share of APTA's common stock for each share of ARCA's common stock held on the Dividend Record Date. On June 28, 1999, 1,000,000 shares of $.001 par value APTA common stock were issued to eligible ARCA shareholders.

     The consolidated financial statements for the year ended December 31, 1999 include periods prior to the spin off and include only those assets and liabilities contributed by ARCA as described above. These financial statements have been prepared using ARCA's historical basis of the assets and liabilities and the historical results of operations and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable for subsidiaries which have been spun off. These rules stipulate that statements shall be prepared as if the entity had existed prior to the existence of the new company. Such statements are not those of a real entity, but describe a hypothetical "accounting predecessor" to APTA Holdings, Inc. The financial statements presented include all of the operations of the Company as well as the operations of the Company's predecessor prior to the spin-off, and have been accounted for in a manner similar to that of a pooling of interests.

     In management's opinion, the accompanying consolidated financial statements include all common and corporate level expenses which would have been incurred on behalf of the accounting predecessor by ARCA. Management has allocated such expenses based on its best estimate of actual time and effort expended for the benefit of APTA, and believes such allocation to be reasonable.

     On June 21, 2000, APTA formed a subsidiary, Gavella Corp. ("Gavella") for purposes of effectuating a spin-off of its real estate operations. On August 7, 2000, APTA transferred all of the assets and liabilities of its 100% wholly-owned subsidiary, Spring Village Holdings, Inc. to Gavella in exchange for 2,000,000 shares of $.001 par value Gavella common stock. In addition, APTA contributed $200,000 to the Company. On December 27, 2000, the common stock of Gavella was spun off to the common shareholders of APTA. Eligible APTA shareholders of record on December 1, 2000 ("Dividend Record Date") received one share of Gavella's common stock for each share of APTA's common stock held on the Dividend Record Date. On December 27, 2000, 2,000,000 shares of $.001 par value Gavella common stock were issued to eligible APTA shareholders (See Note 4).

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999


Note 2 - Nature of Operations

     The Company through its 80% owned subsidiary, Beran Corp., sells and services loans to businesses secured by real estate and other business assets and is a consumer lender in the State of New Jersey.


Note 3 - Summary of Significant Accounting Policies


Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of APTA Holdings, Inc. and its 80% owned subsidiary, Beran Corp. All significant intercompany transactions and accounts have been eliminated. For financial reporting purposes, the assets, liabilities, results of operations and cash flows of Beran Corp. are included in the Company's consolidated financial statements. The outside investor's interest has been reflected as a minority interest.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Services Revenues
---------------------------

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

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999


Note 3 - Summary of Significant Accounting Policies (continued)

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

Dealer Holdbacks

     Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts. The dealer holdbacks protect the Company from potential losses associated with the installment contracts. The dealer holdbacks are not paid until all advances related to a particular dealer have been recovered. At December 31, 2000 and 1999, the dealer holdbacks were $23,640 and $18,751.

Property, Equipment and Depreciation

     Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets for financial reporting purposes. The estimated useful lives for financial reporting purposes for office equipment is 5 years. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Inventory

     Inventory consists of repossessed vehicles and are stated at the lower of depreciated cost or estimated wholesale market.

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

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999


Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share

     Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. The Company had no potential common shares at December 31, 2000 and 1999.

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

The computations of basic net earnings per share from continuing operations are as follows:

                                                       2000      1999

Net loss from continuing operations             ($  32,369)   ($   8,942)
                                                 =========      ========
Basic weighted average shares                    1,480,450     1,003,979
                                                 =========      ========
Net loss per share from continuing operations   ($     .02)   ($     .01)
                                                 =========      ========
Fair Value

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

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999


Note 3 - Summary of Significant Accounting Policies (continued)

Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.


Note 4 - Discontinued Operations

     On August 7, 2000, APTA transferred all of the assets and liabilities of its wholly owned subsidiary, Spring Village Holdings, Inc., to Gavella Corp., also a wholly owned subsidiary of APTA in exchange for 2,000,000 shares of $.001 par value Gavella Corp. common stock. In addition, APTA contributed $200,000 to Gavella. On December 27, 2000, APTA spun-off its investment in Gavella Corp. to the common shareholders of APTA. The operating results of Gavella Corp. and subsidiary for the year ended December 31, 2000 have been treated as discontinued operations, and the 1999 financial statements have been restated to conform with this presentation. No income tax expense or benefits were recognized due to the Company's net operating loss carryforwards. Gavella Corp. and its subsidiary recorded revenues of $838,898 and $808,058 for the years ended December 31, 2000 and 1999.

     The components of the net liabilities of discontinued operations included in the consolidated balance sheet as of December 31, 1999 were as follows:

Assets
   Rental Property, net       $     3,267,528
   Cash                             77,275
   Cash held in escrow                 51,581
   Accounts receivable                 12,986
   Prepaid expenses               52,603
   Deferred financing costs           66,891
                                 ------------
                                    3,528,864
Less liabilities
   Mortgage notes payable          (3,355,535)
   Notes payable                    (  271,529)
   Accrued interest           (   41,636)
   Accounts payable           (   17,270)
   Accrued expenses           (   25,042)
   Security deposits payable       (   69,284)
                                 ------------
                              (3,780,296)
                                 ------------
Net liabilities from
 discontinued operations $    (  251,432)
                                 ============

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999


Note 5 - Notes receivable

     Notes receivable at December 31, 2000 and 1999 consist of the following:

                                                   2000         1999
                                                   ----         ----
Installment notes receivable in monthly
    payments including interest at 25% over
    an average initial term of 30 months,
    secured by related vehicles financed, and
    guarantee of minority stockholder of
    subsidiary                                       $  218,986   $ 171,279

Installment note receivable from a related party
   in monthly payments of $500 and $760 including
   interest at 15% and 12% in 2000 and 1999,
   due December 31, 2004, secured by equipment           15,000      36,769

Note receivable from a related party with
  interest at 15% and 12% in 2000 and 1999,              25,000      95,000
  due January 2003, unsecured

Installment note receivable from  a minority
  stockholder in monthly payments of $417
  including interest at 12%,  repaid in 2000,
  unsecured                                                 -0-      42,140
                                                      ---------    --------
                                                    $   258,986   $ 345,188
                                                      =========    ========

     Financial services revenue from related parties in 2000 and 1999 was $14,977 and $7,192.

Note 6 - Property and Equipment

     Property and equipment at December 31, 2000 and 1999 consists of the following:

                                                   2000         1999
                                                   ----         ----
Office equipment                                  $    6,004   $    3,702
Less accumulated depreciation                       (  3,004)    (  1,771)
                                                    ---------    --------
Property and equipment, net                       $    3,000   $    1,931
                                                    =========    ========

     Depreciation expense for the years ended December 31, 2000 and 1999 was $1,233 and $1,127.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2000 AND 1999

Note 7 - Notes Payable

     Notes payable at December 31, 2000 and 1999 consists of the following:

                                                         2000         1999
                                                         ----         ----
Note payable to minority stockholder of subsidiary
  with interest at 12%, unsecured, payable in 36
  monthly installments following demand for payment     $ 60,000 $  68,750

Notes payable to officer/director/stockholder with
   interest at 12%, due on demand, unsecured,
   repaid in 2000                                            -0-    17,500

Note payable to related parties with interest at
  12%, unsecured, repaid in 2000                          -0-      100,000
                                                       --------    --------
                                                       $ 60,000  $ 186,250
                                                      =========    ========
     Interest expense paid to related parties in 2000 and 1999 was $16,500 and $8,585.

Note 8 - Income Taxes

     The Company has deferred tax assets of $28,080 and $3,242 at December 31, 2000 and 1999 which represent the tax effects of net operating loss carryforwards. The deferred tax assets have been reduced in their entirety by a valuation allowance in each year. At December 31, 2000, the Company has approximately $117,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2020 for federal purposes and 2007 for state purposes.

Note 9 - Related Party Transactions

Management Fees

     A company, which is owned by an officer/director/stockholder, provides certain management and administrative services to the Companies. Management fees from continuing operations for the years ended December 31, 2000 and 1999 were $21,600 and $13,300. Included in accrued expenses are management fees payable of $-0- and $3,750 at December 31, 2000 and 1999.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998


Note 9 - Related Party Transactions (continued)

Leases

     The Company leases its office space from a company which is owned by an officer/director/stockholder. Monthly rental payments are $600 per month. Rent expense for the years ended December 31, 2000 and 1999 was $9,750 and $4,500.

Other Administrative Expenses

     During the year ended December 31, 2000, the Company paid $12,500 to an officer/director/stockholder for professional services provided in connection with the Company's continuing operations. The Company also paid $52,500 in 2000 to two officers/directors/stockholders for professional services provided in connection with the discontinued operations of the Company.


Note 10 - Stockholders' Equity

During the year ended December 31, 2000, stock issuance costs of $30,000 were paid to two officers/directors/stockholders of the Company in connection with the preparation of the Company's private offering memorandum.

In addition, during the year ended December 31, 2000, the Company issued 37,500 shares of common stock to an officer/director/stockholder at $.50 per share in exchange for satisfaction of a $17,500 note payable plus accrued interest.


Note 11 - Commitments and Contingencies

In January 2000, the Company was notified by the NASD that the stock dividend of the APTA common shares made to the shareholders of Agate Technologies, Inc. ("Agate"), formerly ARCA Corp., on June 28, 1999 was not deemed to be effective by the NASD until the Securities and Exchange Commission had completed its review of the Form 10 Registration Statement filed by APTA. Although it was the intention of ARCA to complete the stock dividend on June 28, 1999, the determination by the NASD delayed the dividend record date until November 30, 1999, and the ex-dividend date to January 12, 2000. Accordingly, shareholders who believed that the Agate shares were ex-dividend on June 28, 1999, and who sold Agate shares between November 30, 1999 and January 12, 2000, unknowingly sold their APTA shares, as well. As a result, the Company has established a trust for the future issuance of 180,000 shares of APTA stock for its potential issuance. The Company has accrued $95,000, as of June 28, 1999, representing the potential liability relating to the future issuance of these shares at $.50 per share plus $5,000 payable to the trustee. In March 2000, the Company issued 180,000 shares to the trust in satisfaction of the $95,000 accrued expenses.

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

None.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:

                              Age               Title
                              ----              ------

Harry J. Santoro, CPA          48               President, Treasurer and
                                                Director

Stephen M. Robinson, Esq.      58               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 48 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate development. He left the firm in 1982 to form a consulting company and to invest in real estate. He is currently engaged in real estate development and apartment management as principal and President of H. James Santoro, Inc. as well as the Company.
He also offers consulting services related to mergers and acquisitions.

Stephen M. Robinson. Mr. Robinson, who is 58 years old, is admitted to practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation. During the period from 1986 through 1992, Mr. Robinson was a shareholder of the law firm of Robinson & Sacharow, P.C.,
located in Maple Shade, New Jersey.   Mr. Robinson left such firm in 1992,
and opened an office at 172 Tuckerton Road, Medford, New Jersey where he continues his securities practice.

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

ITEM 10.  EXECUTIVE COMPENSATION.


     The following table sets forth the compensation of the named executive officers for each of the Registrant's last three completed fiscal years.


                         EXECUTIVE COMPENSATION SUMMARY TABLE

                                      Annual Compensation

Name and                              Stock                   Other Annual
Principal Position     Year   Salary  Options    Bonus        Compensation
-------------------    ----   ------  -------    ------       ------------
Harry J. Santoro,      1998     0           0       0           $     0
President, Treasurer   1999     0           0       0           $13,300  (1)
                       2000     0           0       0           $76,600  (1)




Stephen M. Robinson,   1998     0           0       0           $     0
VP, Secretary          1999     0           0       0                 0
                       2000     0           0       0            40,000 (2)

-----------------
(1) Includes fees payable to H. James Santoro, Inc. for management and for administrative services rendered.

(2)  Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.


Employment and Consulting Agreements
-------------------------------------

There are no employment agreements with the officers of the Company.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2000 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.

                        #  Shares of
Name and Address of     Common Stock          % Outstanding
Beneficial Owner        Beneficially            Common Stock
                          Owned <F1>        Beneficially Owned
------------------      ---------------     -----------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          485,893<F2>               24.3%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        466,164<F3>               23.3%

All Directors and
Officers as a
group (2 persons)            952,057                   47.6%



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

<F2>
  Includes 191,500 shares held by Theodora T. Robinson, spouse of Stephen M. Robinson.

<F3>
  Includes 75,000 shares held by Donna M. Santoro, wife of Harry J. Santoro, and 37,500 shares held by H. James Santoro, Inc., a company controlled by Harry J. Santoro.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company currently maintains its principal executive offices with Santoro Realty, Inc. in approximately 500 square feet of leased office space at 215 West Main Street, Maple Shade, New Jersey, 08052. Monthly rent under a month to month lease is $600. The building is owned by Harry J. Santoro, President of the Company; however, the Company believes the terms of the lease are at least as favorable as terms available from non-affiliated third parties.

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

     During November 2000, the Company issued to Theodora T. Robinson, spouse of Stephen M. Robinson, Vice President, Secretary and a director of the Company, 34,000 shares of the Company's common stock for the consideration of $17,000 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.

     During November 2000, the Company issued to Harry J. Santoro, President, Treasurer and a director of the Company, 34,000 shares of the Company's common stock for the consideration of $17,000 in cash. The transaction was effected in reliance upon Rule 4(2) of the Securities Act.

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


                                            APTA HOLDINGS, INC.
                                            (Registrant)

Date: March 30, 2001

                                            /S/  Harry J. Santoro
                                        -----------------------------------
                                          Harry J. Santoro, President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            APTA HOLDINGS, INC.
                                            (Registrant)

Date: March 30, 2001

                                            /S/  Harry J. Santoro
                                       -------------------------------------
                                            Harry J. Santoro, President,
                                     CEO, Treasurer, Chief Financial
                                     Officer and Director

                                            /S/  Stephen M. Robinson
                                       -------------------------------------
                                            Stephen M. Robinson, Vice
                                     President, Secretary, Director