Form 10QSB
period 2001-03-31
APTA HOLDINGS INC
filed 2001-05-10
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The Company had 2,000,000 shares of common stock, par value $.001 per share, outstanding as of May 3, 2001.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]

             APTA HOLDINGS, INC. AND SUBSIDIARY
                      INDEX
                                                                       PAGE
PART 1.   FINANCIAL INFORMATION                                        ----

      ITEM 1.   FINANCIAL STATEMENTS

                APTA HOLDINGS, INC. AND SUBSIDIARY
                ----------------------------------

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2001 AND DECEMBER 31, 2000 ....................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000...........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000...........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                ENDED MARCH 31, 2001.....................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.....................11

PART II.  OTHER INFORMATION..............................................15

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K................15

      SIGNATURES.........................................................16

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2001 AND DECEMBER 31, 2000

                                 (UNAUDITED)
ASSETS
                                                  March 31,     December 31,
                                                      2001             2000
                                                      ----             ----
 Cash                                             $    4,602      $   12,624
 Notes receivable                                    353,385         259,986
 Inventory                                             2,453           9,952
 Prepaid expenses                                      6,190           2,210
 Property and equipment, net                           2,586           3,000
                                                   ----------     ----------
TOTAL ASSETS                                      $ 369,215       $  286,772
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Notes payable                                   $  145,000     $   60,000
  Accrued expenses                                       962          1,900
  Dealer holdbacks                                    23,179         23,640
                                                  ----------      ----------
TOTAL LIABILITIES                                 $  169,141     $   85,540

Minority Interest                                     28,865         28,363

Commitments and contingencies

Stockholders' equity (deficit)
  Common stock, $.001 par value
  2,000,000 shares authorized,
  2,000,000 shares issued and
  outstanding                                          2,000          2,000
  Additional paid in capital                         273,000        273,000
  Accumulated deficit                               (103,791)      (102,131)
                                                   ---------       ---------
Total stockholders' equity (deficit)                 171,209        172,869
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                     $ 369,215     $  286,772
                                                   ==========     =========

                 APTA HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                              (UNAUDITED)
                                               2001                   2000
                                               ----                   ----

  Financial services revenues               $  14,909              $  16,454


Operating expenses
  Administrative expenses                      12,497                 23,972
  Taxes and insurance                             495                    588
  Depreciation and amortization                   415                    415
                                             --------               --------
TOTAL OPERATING EXPENSES                       13,406                 24,975
                                             --------               --------

Operating income (loss) from
  continuing operations                         1,502               (  8,521)

 Interest expense, net                       (  2,660)              (  5,941)
                                             ---------              --------
Loss from continuing operations
 before minority interest                     ( 1,158)              ( 14,462)

Minority interest                                 502                    563
                                             --------               --------
Net loss from continuing operations          (  1,660)              ( 15,025)

Discontinued operations
 Loss from discontinued operations,
  net of $-0- tax                                  -0-              ( 21,151)
                                             --------               --------
Net loss                                     ($ 1,660)              ($36,176)
                                            =========              =========
Basic net loss per share
 Loss from continuing operations
   before minority interest                      -0-                 ($.01)
 Minority interest                               -0-                    -0-
 Loss from discontinued operations               -0-                 ($.01)
                                             ---------              --------

Net loss                                         -0-                 ($.02)
                                            =========              =========
Average number of common
shares outstanding - basic                  2,000,000              2,000,000
                                            =========              =========

                APTA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                         (UNAUDITED)
                                                   2001               2000
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($ 1,660)          ($36,176)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
     Net Loss from discontinued operations            -0-             21,151
     Minority interest in net
        loss of consolidated subsidiary               502                563
     Depreciation and amortization                    415                415
   (Increase) decrease in:
     Inventory                                      7,499                -0-
     Prepaid expenses                             ( 3,980)           (   401)
   Increase (decrease) in:
     Accrued expenses                             (   938)             5,000
                                                  --------         ---------
Net cash provided by (used in)
   Continuing operations                            1,838            ( 9,448)

Net cash provided by
   discontinued operations                            -0-             12,052
                                                  --------         ---------
Net cash provided by
   operating activities                             1,838              2,604
                                                  --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment                -0-            ( 2,302)
   Purchases of property and equipment
     for discontinued operations                      -0-            ( 6,754)
   Principal collected on
     installment notes receivable                  34,650             60,076
   Loans made                                    ( 72,510)          ( 48,183)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                           ( 37,860)             2,837

Cash flows from Financing Activities
   Proceeds from notes payable                     35,000                -0-
   Proceeds from notes payable of
    discontinued operations                           -0-              5,000
   Repayments on notes payable                    ( 7,000)          ( 25,000)
   Repayments on notes payable of
    discontinued operations                           -0-           (  1,117)

                  APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                (UNAUDITED)
                                                   2001               2000
                                                   ----               ----
   Repayments on mortgage notes payable
     of discontinued operations                       -0-            ( 9,181)
   Issuance of common stock                           -0-             74,500
                                                  -------            -------
Net cash provided by
  financing activities                             28,000             44,202
                                                  -------            -------

Net increase (decrease) in cash                    (8,022)            49,643

Cash, beginning                                    12,624             14,007
                                                  -------            -------
Cash, ending                                     $  4,602           $ 63,650
                                                 ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                           $  2,665           $  6,013
                                                 ========           ========

Cash paid for income taxes                       $    938           $    -0-
                                                 ========           ========

Non-cash investing and financing activities:

During the periods ended March 31, 2001 and 2000, the Company made loans of $72,510 and $48,183 which were net of dealer holdbacks of $23,179 and $16,880 and assumption of notes payable of $57,000 and $-0-.


Issuance of common stock during the three months ended March 31, 2000 was as follows:

    Issuance of common stock, net of
      stock issuance costs of $30,000               $187,000
    Satisfaction of note payable to officer/
      director/stockholder in exchange
      for common stock                               (17,500)
    Satisfaction of accrued expenses                 (95,000)
                                                    --------
    Net proceeds from issuance of common stock      $ 74,500
                                                    ========

                     APTA HOLDINGS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                     Additional                    Total
                                 Common Stock          Paid-in    Accumulated  Stockholders'
                              Shares     Amount        Capital      Deficit       Deficit

Balance, January 1, 2001     2,000,000  $ 2,000    $ 273,000     $(102,131)    $172,869

Net loss                             0        0            0        (1,660)      (1,660)
                             ---------  -------    ---------    ----------     --------
Balance, March 31, 2001      2,000,000  $ 2,000    $ 273,000     $(103,791)    $171,209
                             =========  =======    =========    ==========     ========


                       APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 AND 2000

                                 (UNAUDITED)
Note 1 - Organization

     APTA Holdings, Inc. ("APTA"), a Delaware corporation, ("the Company") was formed on June 4, 1999, as a subsidiary of ARCA Corp. ("ARCA"), a New Jersey corporation, in connection with a transaction in which ARCA was merged into Agate Technologies, Inc. ("Agate") on June 28, 1999. Immediately prior to the closing of the merger, ARCA transferred all of its assets and liabilities to APTA. On June 28, 1999, the common stock of APTA was spun off to the common shareholders of ARCA. Eligible ARCA shareholders of record on June 28, 1999 ("Dividend Record Date") received one share of APTA's common stock for each share of ARCA common stock held on the Dividend Record Date. On June 28, 1999, 1,000,000 shares of $.001 par value APTA common stock was issued to eligible ARCA shareholders.

Note 2 - Nature of Operations

     The Company, through its 80% owned subsidiary, Beran Corp., sells and services loans to businesses secured by real estate and other business assets and is a consumer lender in the State of New Jersey.

Note 3 - Unaudited Financial Statements

     The consolidated balance sheet as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000, and related statement of changes in stockholders' equity for the three months ended March 31, 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 2000 and 1999 which were audited and appear in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.

Note 5 - Inventory

     Inventory consists of repossessed vehicles and are stated at the lower of depreciated cost or estimate wholesale market.

                      APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 AND 2000

                                 (UNAUDITED)

Note 6 - Discontinued Operations

     On August 7, 2000, APTA transferred all of the assets and liabilities of its wholly owned subsidiary, Spring Village Holdings, Inc., to Gavella Corp., a wholly owned subsidiary of APTA formed on June 21, 2000 for the purpose of effectuating the spin-off of APTA's real estate operations on December 27, 2000 in exchange for 2,000,000 shares of $.001 par value Gavella Corp. common stock. The operating results of Gavella Corp. and Subsidiary for the three months ended March 31, 2000 have been treated as discontinued operations. No income tax expense or benefits were recognized due to the Company's net operating loss carryforwards. Gavella Corp. and its subsidiary recorded revenues of $208,376 for the three months ended March 31, 2000.

Note 7 - Related Party Transactions

     During the three months ended March 31, 2000, 125,000 shares of common stock were issued to two officers/directors/stockholders of the Company at $.50 per share for cash of $62,500. In addition, 37,500 shares of common stock were issued to an officer/director/stockholder at $.50 per share in exchange for satisfaction of a $17,500 note payable plus accrued interest.

     A summary of related party transactions for the year ended December 31, 2000 appears in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 2000.

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $14,909 in financial services revenues for the three month period ending March 31, 2001, and had $353,385 in loans outstanding.

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

On December 27, 2000, Gavella was spun off. On December 27, 2000, each shareholder of Apta received one share of Gavella for each share of Apta owned by shareholders of record as of December 1, 2000.

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

The Business Purpose Loans originated by the Company generally are secured by real estate, cash flow from investment real estate, or other assets. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company at March 31, 2001 was 15%.

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

Currently the Company has $353,385 in loans outstanding. The Company intends to increase the loans outstanding to $400,000 by December 31, 2001. In order to meet its stated goal, the Company has been and anticipates that it will originate approximately $15,000 in new loans each month. Additional capital will be required to meet this goal.

Results of Operations
----------------------

The following discussion is for the three months ending March 31, 2001 and 2000, respectively. The real estate business has been accounted for as a discontinued operation.

Financial services revenues decreased by $1,545 or 9%, from $16,454 in 2000 to $14,909 in 2001, due to a lower average effective interest rate.

Administrative expenses decreased to $12,497 in 2001 from $23,972 in 2000, primarily due to costs related to the start-up of our finance company and professional fees related to becoming a reporting public company, which were incurred in 2000. Total operating expense decreased by $11,569, from $24,975 in 2000 to $13,406 in 2001.

Operating income increased from a loss of $8,521 in 2000 to a profit of $1,502 in 2000, primarily due to the decreases in expenses discussed above.

Interest expense, net of interest income, decreased by $3,281 from $5,941 in 2000 to $2,660 in 2001.

Loss from continuing operations before minority interest decreased by $13,304 from a loss of $14,462 in 2000 to a loss of $1,158 in 2001.

Minority interest, which represents the minority shareholder's share of the net income of Beran Corp., decreased from $563 in 2000 to $502 in 2001. Though Beran Corp. runs at an operating profit, the consolidated results of Apta Holdings, Inc. reflect operating losses due to public company corporate overhead.

Net loss from continuing operations was $1,660 in 2001, compared to a net loss of $15,025 in 2000.

Loss from discontinued operations decreased from $21,151 in 2000 to $0 in 2001. This reflects the net losses incurred by the real estate business the Company spun off on December 27, 2000.

Net loss decreased by $34,516 from $36,176 in 2000 to $1,660 in 2001. Basic net loss per share was ($.02) in 2000 and $.00 in 2001.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At March 31, 2001, the Company had working capital of $197,488. The Company needs additional financing to expand its business and carry out its business plan.

On January 1, 2001, the Company had $12,624 in cash.

During the three months ending March 31, 2001, the Company received $35,000 proceeds from notes payable. The Company collected $34,650 from installment notes receivable during the period. Operations provided $1,838. The Company made $72,510 in loans, and repaid $7,000 in short term debt. The net decrease in cash for the period was $8,022. The Company had $4,602 in cash on March 31, 2001.

The Company's balance sheet is leveraged. The Company plans to reduce this leverage through future equity offerings as well as by funds generated from operations. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to expand and increase profitability of its finance company.

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

         None

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                APTA HOLDINGS, INC.


Dated: May 9, 2001             /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro
                                President, Chief Executive Officer and
                                Chief Financial Officer