Form 10QSB
period 2001-09-30
APTA HOLDINGS INC
filed 2001-11-05
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The Company had 2,315,000 shares of common stock, par value $.001 per share, outstanding as of October 26, 2001.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 ..................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000..........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2001...................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................10

PART II.  OTHER INFORMATION.............................................15

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...............16

      SIGNATURES........................................................17

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                 (UNAUDITED)
ASSETS
                                                   June 30,     December 31,
                                                      2001             2000
                                                      ----             ----
 Cash                                             $   22,607      $   12,624
 Notes receivable                                    359,929         259,986
 Inventory                                               -0-           9,952
 Prepaid expenses                                      6,205           2,210
 Property and equipment, net                           4,568           3,000
                                                   ----------     ----------
TOTAL ASSETS                                      $  393,309      $  286,772
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Notes payable - minority shareholder            $   89,500     $   60,000
  Accrued expenses                                       962          1,900
  Dealer holdbacks                                     9,893         23,640
                                                  ----------      ----------
TOTAL LIABILITIES                                 $  100,355     $   85,540
                                                  ----------      ----------

Minority Interest                                     29,859         28,363

Stockholders' equity
  Common stock, $.001 par value
  5,000,000 and 2,000,000 shares
  authorized, 2,315,000 and 2,000,000 shares
  issued and outstanding                               2,315          2,000
  Additional paid in capital                         400,185        273,000
  Accumulated deficit                               (139,405)      (102,131)
                                                   ---------       ---------
Total stockholders' equity                           263,095        172,869
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 393,309     $  286,772
                                                   ==========     =========

                 APTA HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)
                                               2001                   2000
                                               ----                   ----

  Financial services revenues               $  48,382              $  51,864


Operating expenses
  Administrative expenses                      70,474                 72,080
  Taxes and insurance                           2,335                  1,938
  Depreciation and amortization                 1,558                  1,245
                                             --------               --------
TOTAL OPERATING EXPENSES                       74,367                 75,263
                                             --------               --------

Operating loss from
  continuing operations                       (25,985)              ( 23,399)

 Interest expense, net                       (  9,793)              ( 13,569)
                                             ---------              --------
Loss from continuing operations
 before minority interest                     (35,778)              ( 36,968)

Minority interest                               1,496                  1,888
                                             --------               --------
Net loss from continuing operations          ( 37,274)              ( 38,856)

Discontinued operations
 Loss from discontinued operations,
  net of $-0- tax                                  -0-              ( 42,587)
                                             --------               --------
Net loss                                     ($37,274)              ($81,443)
                                            =========              =========
Basic net loss per share
 Loss from continuing operations
   before minority interest                    ( $.02)               ($.03)
 Minority interest                               -0-                    -0-
 Loss from discontinued operations               -0-                 ($.03)
                                             ---------              --------

Net loss                                       ($ .02)               ($.06)
                                            =========              =========
Average number of common
shares outstanding - basic                  2,070,000              1,376,659
                                            =========              =========

                APTA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                         (UNAUDITED)
                                                   2001               2000
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($37,274)          ($81,443)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
     Net Loss from discontinued operations            -0-             42,587
     Minority interest in net
        loss of consolidated subsidiary             1,496              1,888
     Depreciation and amortization                  1,558              1,245
   (Increase) decrease in:
     Inventory                                      9,952                -0-
     Prepaid expenses                             ( 3,995)           ( 3,929)
   Increase (decrease) in:
     Accrued expenses                             (   938)               -0-
                                                  --------         ---------
Net cash used in
   continuing operating activities                (29,201)           (39,652)

Net cash provided by
   discontinued operations                            -0-             10,776
                                                  --------         ---------
Net cash used in
   operating activities                           (29,201)           (28,876)
                                                  --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment            ( 3,126)           ( 2,303)
   Purchases of property and equipment
     from discontinued operations                     -0-            (36,738)
   Cash used in investing activities of
     discontinued operations                          -0-            (42,500)
   Principal collected on
     installment notes receivable                  73,608            254,448
   Loans made                                    (131,298)          (155,309)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                           ( 60,816)            17,598
                                                  -------            -------
Cash flows from financing activities
   Proceeds from notes payable                     35,000                -0-
   Proceeds from notes payable of
    discontinued operations                           -0-             30,000
   Repayments on notes payable                    (62,500)          ( 75,000)
   Repayments on notes payable of
    discontinued operations                           -0-           (103,426)

                  APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                (UNAUDITED)
                                                   2001               2000
                                                   ----               ----
   Repayments on mortgage notes payable
     of discontinued operations                       -0-            (28,112)
   Issuance of common stock                       127,500            195,751
                                                  -------            -------
Net cash provided by financing activities         100,000             19,213
                                                  -------            -------

Net increase in cash                                9,983              7,935

Cash, beginning                                    12,624             14,007
                                                  -------            -------
Cash, ending                                     $ 22,607           $ 21,942
                                                 ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                           $  9,085           $ 13,939
                                                 ========           ========

Cash paid for income taxes                       $    938           $    -0-
                                                 ========           ========

Non-cash investing and financing activities:

During the periods ended September 30, 2001 and 2000, the Company made loans of $131,298 and $155,309 which were net of dealer holdbacks of $9,893 and $21,354 and assumption of notes payable of $57,000 and $-0-.


Issuance of common stock during the nine months ended September 30, 2001 and 2000 was as follows:
                                                     2001              2000
                                                     ----              ----
    Issuance of common stock, net of
      stock issuance costs of $30,000
      And $30,000 in 2001 and 2000                  $127,500        $308,251
    Satisfaction of note payable to officer/
      director/stockholder in exchange
      for common stock                                   -0-         (17,500)
    Satisfaction of accrued expenses                     -0-         (95,000)
                                                    --------        --------
    Net proceeds from issuance of common stock      $127,500        $195,751
                                                    ========        ========

                     APTA HOLDINGS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                 Common Stock         Common Stock       Additional                    Total
                                   Issued              Subscribed          Paid-in    Accumulated  Stockholders'
                              Shares     Amount    Shares     Amount       Capital      Deficit       Equity

Balance, January 1, 2001     2,000,000  $ 2,000           0  $     0   $ 273,000     $(102,131)    $172,869

Issuance of common stock,
 net of stock issuance
 costs                         315,000      315           0        0     127,185             0      127,500

Net Loss                             0        0           0        0           0       (37,274)     (37,274)
                             ---------  -------   ---------  -------   ---------    ----------     --------
Balance, September 30, 2001  2,315,000  $ 2,315           0  $     0   $ 400,185     $(139,405)    $263,095
                             =========  =======   =========  =======   =========    ==========     ========


                       APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

Note 3 - Unaudited Financial Statements

     The consolidated balance sheet as of September 30, 2001 and the related consolidated statements of operations, cash flows and stockholders' equity for the nine months ended September 30, 2001 and 2000, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

                       APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

                                 (UNAUDITED)

Note 6 - Discontinued Operations

     On August 7, 2000, APTA transferred all of the assets and liabilities of its wholly owned subsidiary, Spring Village Holdings, Inc., to Gavella Corp., a wholly owned subsidiary of APTA formed on June 21, 2000 for the purpose of effectuating the spin-off of APTA's real estate operations on December 27, 2000 in exchange for 2,000,000 shares of $.001 par value Gavella Corp. common stock. The operating results of Gavella Corp. and Subsidiary for the nine months ended September 30, 2000 have been treated as discontinued operations. No income tax expense or benefits were recognized due to the Company's net operating loss carryforwards. Gavella Corp. and its subsidiary recorded revenues of $624,559 for the nine months ended September 30, 2000.

Note 7 - Stockholders' Equity

     On May 9, 2001, the authorized shares of common stock of the Company were increased from 2,000,000 shares to 5,000,000 shares.


Note 8 - Related Party Transactions

     During the nine months ended September 30, 2001, the Company made loans of $103,000 to SVG Properties, L.P., an affiliated entity. Notes receivable at September 30, 2001 include $125,000 due from the affiliated entity.

     During the nine months ended September 30, 2000, 245,000 shares of common stock were issued to two officers/directors/stockholders of the Company at $.50 per share for cash of $122,500. In addition, 37,500 shares of common stock were issued to an officer/director/stockholder at $.50 per share in exchange for satisfaction of a $17,500 note payable plus accrued interest.

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $32,101 in financial services revenues for the nine month period ended September 30, 2001, and had $346,008 in loans outstanding.

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

The Business Purpose Loans originated by the Company generally are secured by real estate, cash flow from investment real estate, or other assets. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company at September 30, 2001 was 15%.

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

In addition to the guarantee, the Company "holds back" 10% of each loan as additional security for the loans purchased by the Company. The holdback is retained by the Company as a reserve against possible loan defaults. Holdbacks from automobile dealers by lenders are common in this industry, but vary in amount and terms from lender to lender. The Company's hold back policy is similar to other lenders with which the Company competes.

The Company does not anticipate any shortfalls in the reserve account. The Company can, if necessary, sell repossessed automobiles at a price which significantly reduces the potential losses on defaulted loans. However, the Company has experienced an increase in delinquencies and has discontinued purchasing high yield retail automobile installment loan contracts and is in the process of winding down its existing automobile loan portfolio.

Currently the Company has $359,929 in loans outstanding. The Company intends to increase the loans outstanding to $400,000 by December 31, 2001. In order to meet its stated goal, the Company has been and anticipates that it will originate approximately $15,000 in new loans each month. The Company's current focus is business purpose loans, and is looking for new markets in this area. Additional capital will be required to meet this goal.

Results of Operations
----------------------

The following discussion is for the nine months ended September 30, 2001 and 2000, respectively. The real estate business has been accounted for as a discontinued operation.

Financial services revenues decreased by $3,482 or 7%, from $51,864 in 2000 to $48,382 in 2001, due to a lower average effective interest rate.

Administrative expenses decreased to $70,474 in 2001 from $72,080 in 2000, primarily due to costs related to the start-up of our finance company and professional fees related to becoming a reporting public company, which were incurred in 2000. Total operating expense decreased by $896, from $75,263 in 2000 to $74,367 in 2001.

The loss from continuing operations increased from a loss of $23,399 in 2000 to a loss of $25,985 in 2001, primarily due to the decreases in financial services revenue discussed above.

Interest expense, net of interest income, decreased by $3,776 from $13,569 in 2000 to $9,793 in 2001.

Loss from continuing operations before minority interest decreased by $1,190 from a loss of $36,968 in 2000 to a loss of $35,778 in 2001.

Minority interest, which represents the minority shareholder's share of the net income of Beran Corp., decreased from $1,888 in 2000 to $1,496 in 2001. Though Beran Corp. runs at an operating profit, the consolidated results of Apta Holdings, Inc. reflect operating losses due to public company corporate overhead.

Net loss from continuing operations was $37,274 in 2001, compared to a net loss of $38,856 in 2000.

Loss from discontinued operations decreased from $42,587 in 2000 to $0 in 2001. This reflects the net losses incurred by the real estate business the Company spun off on December 27, 2000.

Net loss decreased by $44,169 from $81,443 in 2000 to $37,274 in 2001. Basic net loss per share was ($.06) in 2000 and ($.02) in 2001.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At September 30, 2001, the Company had working capital of $288,386. The Company needs additional financing to expand its business and carry out its business plan.

On January 1, 2001, the Company had $12,624 in cash.

During the nine months ended September 30, 2001, the Company received $35,000 proceeds from notes payable. The Company received $127,500 from the issuance of common stock, net of offering costs. The Company collected $73,608 from installment notes receivable during the period. Operations used $29,201.
The Company used $3,126 to purchase equipment. The Company made $131,298 in loans, and repaid $62,500 in short term debt. The net increase in cash for the period was $9,983. The Company had $22,607 in cash on September 30, 2001.

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


ITEM 1    LEGAL PROCEEDINGS

NONE


ITEM 2    CHANGES IN SECURITIES



Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending September 30, 2001 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

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


                                APTA HOLDINGS, INC.


Dated: November 5, 2001         /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro
                                President, Chief Executive Officer and
                                Principal Financial Officer