Form 10KSB
period 2001-12-31
APTA HOLDINGS INC
filed 2002-03-26
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/2001.

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

State issuer's revenues for its most recent fiscal year: $63,673

The Company's common stock is quoted on the NASD OTC Bulletin Board under the
symbol "APTA".   The estimated aggregate market value of the voting and non-
voting stock held by non-affiliates of the registrant as of February 28, 2002 was $511,104. The market value is based upon the last sale of the Common Stock on the NASD OTC Bulletin Board of $.375 per share on February 28, 2002.

The Company had 2,315,000 shares of common stock, par value $.001 per share, outstanding as of February 28, 2002.

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $63,673 in financial services revenues for the twelve month period ending December 31, 2001. As of December 31, 2001, Beran had $317,986 in loans outstanding.

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

Business
--------

The Company, through its 80% owned subsidiary Beran Corp., originates and services loans to businesses, generally unsecured ("Business Purpose Loans"), and consumer loans typically to credit impaired borrowers, including automobile loans secured by the title to the automobile and the unconditional guarantee of participating dealers or individual guarantors pre-approved by Beran.

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

The Business Purpose Loans originated by the Company generally are unsecured. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company was 15% for the year ended December 31, 2001.


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

Currently the Company has $317,986 in loans outstanding. The Company's current focus is business purpose loans, and is looking for new markets in this area. The Company is also looking for new business opportunities. Additional capital will be required to develop new business opportunities.


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


Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

None.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

       Market Information. The Company's common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "APTA". As of the date of this Form 10-KSB, quotations were submitted by six market makers and there was minimal public trading of the Company's stock at prices ranging from $.25 to $.85. As of February 28, 2002, there were 2,315,000 shares of common stock outstanding.

       Holders. There are approximately 450 holders of record of Apta common stock. The Company estimates that there are at least another 175 shareholders whose stock is held in street name.

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

None.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

The Company plans to slowly increase its loan pool by originating new loans. During 2001, the Company originated $230,100 in loans, averaging $19,175 per month. Approximately $141,500 of the loans originated were to related parties.

During the fourth quarter of 2000, the Company noticed an increase in late payments on its consumer auto loans. In anticipation of a tightening economy, the Company tightened its underwriting requirements for consumer auto loans in the first quarter of 2001, and then discontinued making new consumer auto loans in the second quarter of 2001. In order to expand its loan portfolio, the Company intends to seek new opportunities for its business purpose loan program.

The finance business is in the initial stages of its development.

Results of Operations
----------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

2001 Compared To 2000

Financial services revenues decreased by $4,090 or 6%, from $67,763 in 2001 to $63,673 in 2000. More loans outstanding was offset by a lower interest rate.

Administrative expenses increased to $92,387 in 2001 from $76,246 in 2000, primarily due to costs related to the start-up of our finance company and professional fees related to becoming a reporting public company. Total operating expense increased by $16,736, from $81,568 in 2000 to $98,304 in 2001.

Operating loss increased from $13,805 in 2000 to a loss of $34,631 in 2001, primarily due to the increases in expenses discussed above, and a decrease in revenues.

Interest expense, net of interest income, decreased by $3,982 from $16,109 in 2000 to $12,127 in 2001.

Loss from continuing operations before minority interest increased by $16,844 from a loss of $29,914 in 2000 to a loss of $46,758 in 2001.

Minority interest, which represents the minority shareholder's share of the net income of Beran Corp., decreased from $2,455 in 2000 to $1,431 in 2001. Though Beran Corp. runs at an operating profit, the consolidated results of Apta Holdings, Inc. reflect operating losses due to the public company corporate overhead of Apta.

Net loss from continuing operations was $48,189 in 2001, compared to a net loss of $32,369 in 2000.

Loss from discontinued operations decreased from $143,858 in 2000 to $0 in 2001. This reflects the net losses incurred by the real estate business which the Company spun off, and certain spin off related expenses.

Net loss decreased by $128,038 from $176,227 in 2000 to $48,189 in 2001.
Basic net loss per share was ($.12) in 2000 and ($.02) in 2001.

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

Liquidity and Capital Resources
--------------------------------

The Company's liquidity improved as a result of proceeds from the sale of its stock, but must find new business opportunities to remain in business.

At December 31, 2000 the Company had $198,232 in working capital. At December 31, 2001, the Company had $277,713 in working capital.

On December 31, 1999, the Company had $14,007 in cash.

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


On December 31, 2000, the Company had $12,624 in cash. During the year ending December 31, 2001, the Company realized $127,500 in proceeds from the sale of Apta common stock. Operations used $39,657. The Company collected $147,613 from notes receivable, and made $173,100 in new loans. The Company used $3,200 to purchase property and equipment. The Company used $46,250 to repay notes payable. The net increase in cash for the year was $12,906. The Company had $25,530 in cash on December 31, 2001.

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

Item 7.  Financial Statements.
-------------------------------


              APTA HOLDINGS, INC. AND SUBSIDIARY
              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000

                      TABLE OF CONTENTS

                                                            PAGE
                                                            ----
  INDEPENDENT AUDITORS' REPORT..............................F-1

  CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS..................F-3

     CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' EQUITY ..................................F-4

     CONSOLIDATED STATEMENTS OF CASH FLOWS .................F-5 - F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............F-7 - F-14

INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of APTA Holdings, Inc. and Subsidiary


     We have audited the accompanying consolidated balance sheets of APTA HOLDINGS, INC AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations and changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APTA HOLDINGS, INC AND SUBSIDIARY as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Moorestown, New Jersey
February 13, 2002

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2001 AND 2000

ASSETS
                                                     2001               2000
                                                     ----               ----
 Cash (Note 3)                                        25,530          12,624
 Notes receivable (Notes 3&5)                        317,986         258,986
 Inventory (Note 3)                                    5,500           9,952
 Prepaid expenses                                      1,400           2,210
 Property and equipment, net (Notes 3&6)               4,261           3,000
                                                   ----------     ----------
TOTAL ASSETS                                       $ 354,677      $ 286,772
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Notes payable (Note 7)                          $   70,750      $  60,000
  Accrued expenses (Note 11)                           1,800          1,900
  Dealer holdbacks (Note 3)                              153         23,640
                                                  ----------      ----------
   Total Liabilities                                  72,703         85,540

Minority Interest (Notes 2&3)                         29,794         28,363

Commitments and Contingencies (Note 11)

Stockholders' equity (deficit) (Notes 1, 10 & 11)
  Common stock, $.001 par value
  5,000,000 and 2,000,000
   shares authorized,
  2,315,000 and 2,000,000 shares issued
  and outstanding in 2001 and 2000                     2,315          2,000
  Additional paid-in capital                         400,185        273,000
  Accumulated deficit                               (150,320)      (102,131)
                                                   ---------       ---------
Total stockholders' equity                           252,180        172,869
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 354,677     $ 286,772
                                                   ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 APTA HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                               2001                   2000
                                               ----                   ----

Financial Services                             63,673                 67,763

Operating expenses
  Administrative expenses                      92,387                 76,246
  Taxes and insurance                           3,978                  4,089
  Depreciation and amortization                 1,939                  1,233
                                             --------               --------
Total Operating Expenses                       98,304                 81,568
                                             --------               --------

Operating loss from continuing
 operations                                  ( 34,631)               (13,805)

 Interest expense, net                       ( 12,127)              ( 16,109)
                                             ---------              --------
Loss from continuing operations
 before minority interest                     (46,758)               (29,914)

Minority interest                             ( 1,431)               ( 2,455)
                                             --------               --------

Net loss from continuing operations             ( 48,189)              ( 32,369)
                                             --------               --------
Discontinued operations
  Loss from discontinued operations,
  net of $0 tax                                   -0-              ( 143,858)
                                             --------               --------
Net loss                                    ($ 48,189)             ($176,227)
                                            =========              =========
Basic net loss per share (Note 3)
 Loss from continuing operations
   before minority interest                   ($.02)                 ($.02)
 Minority interest                               -0-                    -0-
 Loss from discontinued operations               -0-                 ( .10)
                                             ---------              --------

Net loss                                      ($.02)                 ($.12)
                                            =========              =========
Average number of common
shares outstanding - basic                  2,131,250              1,480,450
                                            =========              =========
The accompanying notes are an integral part of these consolidated financial statements.

                       APTA HOLDINGS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                    Additional                   Total
               Common Stock         Paid-in     Accumulated   Stockholder's
             Shares     Amount      Capital      Deficit        Deficit
             -----------------      --------   ------------  -------------
Balance
01/01/2000     1,084,000   $1,084     $ 95,916   ($310,185)     $(213,185)

Issuance of
common stock     434,000      434      186,566           0        187,000

Issuance of
common stock     242,500      243      121,008           0        121,251

Issuance of
common stock     239,500      239      119,510           0        119,749

Spin-off
investment
in Gavella            0       0      (250,000)    384,281        134,281

Net loss              0       0             0     (32,369)      ( 32,369)

Net loss
from
discontinued
operations            0       0             0    (143,858)      (143,858)
              ---------    -----     --------  -----------       -------
Balance
01/01/2001    2,000,000   $2,000     $273,000   ($102,131)     $ 172,869

Issuance of
common stock,
net of stock
issuance costs  315,000      315      127,185           0        127,500

Net loss              0       0             0     (48,189)      ( 48,189)
              ---------    -----     --------  -----------       -------
Balance
12/31/2001    2,315,000   $2,315     $400,185   ($150,320)     $ 252,180
              =========    =====     ========  ===========       =======

The accompanying notes are an integral part of these consolidated financial statements.

                APTA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001               2000
                                                   ----               ----
Cash flows from operating activities
   Net loss                                     ($ 48,189)         ($176,227)
   Adjustments to reconcile net loss
     to net cash used in operating
      activities:
     Net loss from discontinued operations            -0-            143,858
     Minority interest in net loss of
       consolidated subsidiary                      1,431              2,455
     Depreciation and amortization expense          1,939              1,233
   (Increase) decrease in:
     Prepaid expenses                                 810              2,319
     Inventory                                      4,452                -0-
   Increase in:
     Accrued expenses                                (100)               400
                                                  --------         ---------
Net cash used in continuing
   operating activities                           (39,657)          ( 25,962)

Net cash used in discontinued
   operations                                          -0-           ( 6,541)
                                                  --------         ---------
Net cash used in operating
   activities                                     (39,657)          ( 32,503)
                                                  --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment            ( 3,200)           ( 2,302)
   Purchases of property and equipment for
    discontinued operations                            -0-           (65,518)
   Cash used in investing activities of
    discontinued operations                            -0-           (40,500)
   Principal collected on
    installment notes receivable                  147,613            334,354
   Loans made                                    (173,100)          (267,249)
                                                  -------            -------
Net cash used in investing activities            ( 28,687)          ( 41,215)
                                                  -------            -------
Cash flows from financing activities
   Proceeds from notes payable                         -0-            26,250
   Proceeds from notes payable of
    discontinued operations                            -0-            30,000
   Repayments on notes payable                   ( 46,250)          (133,750)
   Repayments on notes payable of
    discontinued operations                            -0-          (126,529)
Issuance of common stock                          127,500            314,250

                  APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
            FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001               2000
                                                   ----               ----

Repayment of mortgage notes payable
 of discontinued operations                           -0-            (37,886)
                                                  -------            -------
Net cash provided by
  financing activities                             81,250             72,335
                                                  -------            -------

Increase (decrease) in cash                        12,906            ( 1,383)

Cash, beginning                                    12,624             14,007
                                                  -------            -------
Cash, ending                                      $25,530            $12,624
                                                  =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                   2001               2000
                                                   ----               ----

Cash paid for interest                           $ 12,140           $ 16,500
                                                 ========           ========

Cash paid for income taxes                       $    938           $    300
                                                 ========           ========

Non-cash investing and financing activities
------------------------------------

     During the year ended December 31, 2001, the Company made loans of $230,100, including a $57,000 loan assigned to the Company by the minority stockholder of the subsidiary. During the year ended December 31, 2000, the Company made loans of $267,249 which were net of dealer holdbacks of $23,640.

     Issuance of common stock for the years ended December 31, 2001 and 2000 was as follows:
                                                   2001               2000
                                                   ----               ----
Issuance of common stock                        $157,500           $458,000
Stock Issuance Costs                             (30,000)          ( 30,000)
Satisfaction of note payable to
  officer/director/stockholder
  in exchange for common stock                      -0-          (  18,750)
Satisfaction of accrued expenses                    -0-          (  95,000)
                                                ----------      -----------
Net proceeds from issuance of common stock      $127,500        $  314,250
                                                ==========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000



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

Note 2 -Nature of Operations

The Company through its 80% owned subsidiary, Beran Corp., originates and services loans to businesses, generally unsecured, and consumer loans to individuals generally secured by vehicles or other personal property. The Company currently originates loans in Pennsylvania and New Jersey.

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

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000



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

Dealer Holdbacks

     Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts. The dealer holdbacks protect the Company from potential losses associated with the installment contracts. The dealer holdbacks are not paid until all advances related to a particular dealer have been recovered. At December 31, 2001 and 2000, the dealer holdbacks were $153 and $23,640.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000


Note 3 - Summary of Significant Accounting Policies (continued)

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

Stock Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation." The Company will apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock options using the intrinsic value method. The Company had no stock option activity during the years ended December 31, 2001 and 2000.

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


Net Loss Per Share

     Basic net loss per share is computed on the basis of the weighted average number of shares outstanding each period and excludes any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is computed giving effects to dilutive stock equivalents. The Company had no potential common shares at December 31, 2001 and 2000.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000


Note 3 - Summary of Significant Accounting Policies (continued)

Net Loss Per Share

The computations of basic net earnings per share from continuing operations are as follows:

                                                    2001           2000

Net loss from continuing operations             ($ 48,189)     ($ 32,369)
                                                 =========      ========
Basic weighted average shares                    2,131,250     1,480,450
                                                 =========      ========
Net loss per share from continuing operations     ($  .02)     ($    .02)
                                                 =========      ========
Fair Value

     The Company's financial instruments consist primarily of cash, accounts and installment notes receivable, accrued expenses and debt. The carrying amounts of the Company's financial instruments, excluding installment notes receivable and debt, approximate fair value due to the short maturity of these instruments. The Company's notes receivable approximate fair value based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company's debt approximates fair value based on borrowing rates currently available to the Company.

 Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a term to maturity of three (3) months or less at the time of acquisition to be cash equivalents.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000

Note 4 - Discontinued Operations

     On August 7, 2000, APTA transferred all of the assets and liabilities of its wholly owned subsidiary, Spring Village Holdings, Inc., to Gavella Corp., also a wholly owned subsidiary of APTA in exchange for 2,000,000 shares of $.001 par value Gavella Corp. common stock. In addition, APTA contributed $200,000 to Gavella. On December 27, 2000, APTA spun-off its investment in Gavella Corp. to the common shareholders of APTA. The operating results of Gavella Corp. and subsidiary for the year ended December 31, 2000 have been treated as discontinued operations. No income tax expense or benefits were recognized due to the Company's net operating loss carryforwards. Gavella Corp. and its subsidiary recorded revenues of $838,898 for the year ended December 31, 2000.

Note 5 - Notes receivable

     Notes receivable at December 31, 2001 and 2000 consist of the following:
                                                   2001          2000
                                                   ----         ----
Installment notes receivable in monthly
    payments including interest at 25% over
    an average initial term of 30 months,
    secured by vehicles financed, and
    guarantee of minority stockholder of
    subsidiary                                  $   87,890   $ 218,986

Installment notes receivable in monthly
    payments of interest only at 15%,
    due on demand, secured by guarantee
    Of minority stockholder of subsidiary          $   58,425   $     -0-

Installment notes receivable, requires
    monthly payments of interest only at 15%,
    due on demand, secured by common stock of
    affiliated company                             $    5,125   $     -0-

Installment note receivable from a related party
   in monthly payments of $438, including
   interest at 15%, due December, 2005, secured
   by common stock and guarantee of minority
   stockholder                                      16,233      15,000

Note receivable from a related party with
  interest at 15% in 2001, reduced to
  12% in 2002, requires monthly interest
  payments of $1,875, due October 2004,
  unsecured                                           150,313      25,000
                                                    ---------    --------
                                                  $   317,986   $ 258,986
                                                    =========    ========
    In January 2002, the note receivable from related party balance of $150,313 was increased to $175,000 with monthly payments of $1,750 interest only at 12% and is due December 2004.

     Financial services revenue from related parties in 2001 and 2000 was $15,882 and $14,977.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000

Note 6 - Property and Equipment

     Property and equipment at December 31, 2001 and 2000 consists of the following:

                                                   2001          2000
                                                   ----          ----
Office equipment                                    $  9,204   $    6,004
Less accumulated depreciation                       (  4,943)    (  3,004)
                                                    ---------    --------
Property and equipment, net                       $    4,261   $    3,000
                                                    =========    ========

     Depreciation expense for the years ended December 31, 2001 and 2000 was $1,939 and $1,233.

Note 7 - Notes Payable

     Notes payable at December 31, 2001 and 2000 consists of the following:


                                                         2001         2000
Note payable to minority stockholder of subsidiary
  with interest at 12%, unsecured, payable in 36
  monthly installments following demand for payment     $ 70,750 $  60,000

                                                       --------    --------
                                                       $ 70,750  $ 60,000
                                                      =========    ========

     Interest expense paid to related parties in 2001 and 2000 was $12,140 and $16,500.

Note 8 - Income Taxes

     The Company has deferred tax assets of $40,560 and $28,080 at December 31, 2001 and 2000 which represent the tax effects of net operating loss carryforwards. The deferred tax assets have been reduced in their entirety by a valuation allowance in each year. At December 31, 2001, the Company has approximately $169,000 of net operating loss carryforwards to offset future taxable income for both federal and state income tax purposes, expiring in various years through 2020 for federal purposes and 2007 for state purposes.

Note 9 - Related Party Transactions

Management Fees

     A company, which is owned by an officer/director/stockholder, provides certain management and administrative services to the Companies. Management fees from continuing operations for the years ended December 31, 2001 and 2000 were $28,100 and $21,600.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000

Note 9 - Related Party Transactions (continued)

Leases

     The Company leases its office space from a company which is owned by an officer/director/stockholder. Monthly rental payments are $600 per month. Rent expense for the years ended December 31, 2001 and 2000 was $7,200 and $6,750.

Other Administrative Expenses

     During the years ended December 31, 2001 and 2000, the Company paid $7,500 and $12,500 to an officer/director/stockholder for professional services provided in connection with the Company's continuing operations.
In addition, the Company paid $6,600 to two minority stockholders for professional services provided during the year ended December 31, 2001. The Company also paid $52,500 in 2000 to two officers/directors/stockholders for professional services provided in connection with the discontinued operations of the Company.

Notes Receivable

     During the year ended December 31, 2000, the Company made a loan of $25,000 to a related party. During the year ended December 31, 2001, the Company made an additional loan of $125,000.

Note 10 - Stockholders' Equity

In May 2001, the authorized shares of common stock of the Company were increased from 2,000,000 to 5,000,000.

Also in May 2001, the Company adopted the 2001 Stock Option and Stock Issuance Plan, which provides for, among other incentives, the granting to officers, directors, employees and consultants options to purchase shares of the Company's common stock. Options are generally to be exercisable at fair market on the date of grant over a ten year period. Other shares under the plan are to be issued at fair market value. Initially, the maximum shares of common stock which may be issued under the plan is 500,000 shares. There was no stock activity related to the plan during the year ended December 31, 2001.

During the years ended December 31, 2001 and 2000, stock issuance costs of $30,000 were paid to two officers/directors/stockholders of the Company in connection with the preparation of the Company's private offering memorandum.

In addition, during the year ended December 31, 2000, the Company issued 37,500 shares of common stock to an officer/director/stockholder at $.50 per share in exchange for satisfaction of a $17,500 note payable plus accrued interest.

Note 11 - Commitments and Contingencies

In January 2000, the Company was notified by the NASD that the stock dividend of the APTA common shares made to the shareholders of Agate Technologies, Inc. ("Agate"), formerly ARCA Corp., on June 28, 1999 was not deemed to be effective by the NASD until the Securities and Exchange Commission had completed its review of the Form 10 Registration Statement

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 2001 AND 2000

Note 11 - Commitments and Contingencies (continued)

filed by APTA. Although it was the intention of ARCA to complete the stock dividend on June 28, 1999, the determination by the NASD delayed the dividend record date until November 30, 1999, and the ex-dividend date to January 12, 2000. Accordingly, shareholders who believed that the Agate shares were ex-dividend on June 28, 1999, and who sold Agate shares between November 30, 1999 and January 12, 2000, unknowingly sold their APTA shares, as well. As a result, the Company has established a trust for the future issuance of 180,000 shares of APTA stock for its potential issuance. The Company has accrued $95,000, as of June 28, 1999, representing the potential liability relating to the future issuance of these shares at $.50 per share plus $5,000 payable to the trustee. In March 2000, the Company issued 180,000 shares to the trust in satisfaction of the $95,000 accrued expenses.

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

None.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:

                              Age               Title
                              ----              -------------------------
Harry J. Santoro, CPA          49               President, CEO, Treasurer
                                                Chief Financial Officer,
                                                and Director

Stephen M. Robinson, Esq.      59               Vice President, Secretary
                                                and Director


Harry J. Santoro.   Mr. Santoro is 49 years old and holds a Bachelor of
Science Degree in Accounting from Drexel University, Philadelphia, PA, where he graduated Summa Cum Laude. He began work in 1975 with Haefele, Van Sciver & Co., a local certified Public Accounting firm. Three years later he became a Certified Public Accountant and was made a partner in the firm. The firm's name was changed to Haefele, Van Sciver, Santoro & Co. While at the firm he provided tax and financial planning services to individuals and businesses in a wide range of industries, including real estate development. He left the firm in 1982 to form a consulting company and to invest in real estate. He is currently engaged in apartment management as principal and President of
H. James Santoro, Inc. He also offers consulting services related to mergers and acquisitions.

Stephen M. Robinson. Mr. Robinson, who is 59 years old, is admitted to practice law in the State of New Jersey, and maintains a full time legal practice concentrating on corporations, securities and associated general practice matters. He received a B.A. from Rutgers University in 1964 and a J.D. from Rutgers Law School in 1967. From 1970 to 1973, Mr. Robinson was an assistant county prosecutor for Camden County, New Jersey, and from 1973 to 1978, he was an attorney with the United States Securities and Exchange Commission. He returned to private practice in 1978, and has been continuously involved in the legal aspects of public and private offerings of securities, other '33 Act filings,'34 Act filings for public companies and securities-oriented litigation.

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

                           Summary Compensation Table


                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                         Securities    Long-
Name and                                               Annual       Restricted       Underlying    Term      All other
Principle                                              Compen-        Stock            Options    Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)          ($)      Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------
Harry J.       2001                                   $53,100(1)
Santoro,       2000                                   $13,300(1)
President,     1999                                   $76,600(1)
Treasurer


Stephen M.     2001                                   $12,500(2)
Robinson,      2000                                   $     0
Vice Pres.,    1999                                   $40,000(2)
Secretary

-----------------
(1) Includes fees payable to H. James Santoro, Inc. for management and for administrative services rendered.

(2)  Includes fees payable to Stephen M. Robinson, P.A. as corporate counsel.


Employment and Consulting Agreements
-------------------------------------

There are no employment agreements with the officers of the Company. Officers are compensated for services as the services are rendered. The officers have agreed to accept long term promissory notes for any fees due and payable to them in 2002; provided, however, they may accept stock, stock options, or a portion of the proceeds of subsequent stock offerings, if any, in payment of any such fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.

                        #  Shares of
Name and Address of     Common Stock          % Outstanding
Beneficial Owner        Beneficially            Common Stock
                          Owned <F1>        Beneficially Owned
------------------      ---------------     -----------------------
Stephen M. Robinson
172 Tuckerton Road
Medford, NJ   08055          485,893<F2>               21.0%

Harry J. Santoro
215 West Main Street
Maple Shade, NJ 08052        466,164<F3>               20.1%

James Wherty
3 Wakefield Drive
Medford, NJ 08055            160,500                    6.9%

James Dettrey
41 Pulham Lane
Southampton, NJ 08088        191,000                    8.3%

All Directors and
Officers as a
group (2 persons)            952,057                   41.1%



-----------------

<F1>
  Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

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

     At December 31, 2001, Gavella Corp., Apta's former subsidiary, and a related party, owed Apta's finance subsidiary $150,000 pursuant to a promissory note.

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

Date: March 26, 2002

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

Date: March 26, 2002

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