Form 10QSB
period 2002-03-31
APTA HOLDINGS INC
filed 2002-05-13
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

The Company had 2,315,000 shares of common stock, par value $.001 per share, outstanding as of May 3, 2002.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2002 AND DECEMBER 31, 2001 ....................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001...........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001...........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                ENDED MARCH 31, 2002.....................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.......................11

PART II.  OTHER INFORMATION................................................16

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..................17

      SIGNATURES...........................................................18

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2002 AND DECEMBER 31, 2001

                                 (UNAUDITED)
ASSETS
                                                     March          December
                                                      2002             2001
                                                      ----             ----
 Cash                                             $    1,232      $   25,530
 Notes receivable                                    338,122         317,986
 Inventory                                               -0-           5,500
 Prepaid expenses                                      4,409           1,400
 Property and equipment, net                           3,986           4,261
                                                   ----------     ----------
TOTAL ASSETS                                      $  347,749      $  354,677
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Notes payable                                   $   67,000     $   70,750
  Accrued expenses                                       938          1,800
  Dealer holdbacks                                        14            153
                                                  ----------      ----------
TOTAL LIABILITIES                                 $   67,952     $   72,703
                                                  ----------      ----------

Minority Interest                                     29,900         29,794
                                                  ----------      ----------

Commitments and contingencies

Stockholders' equity (deficit)
  Common stock, $.001 par value
  5,000,000 shares authorized,
  2,315,000 shares issued
  and outstanding                                      2,315          2,315
  Additional paid in capital                         400,185        400,185
  Accumulated deficit                               (152,603)      (150,320)
                                                   ---------       ---------
Total stockholders' equity                           249,897        252,180
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 347,749     $  354,677
                                                   ==========     =========

                 APTA HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              (UNAUDITED)
                                               2002                   2001
                                               ----                   ----

Financial services revenues                 $  12,427              $  14,909


Operating expenses
  Administrative expenses                      12,244                 12,497
  Taxes and insurance                             -0-                    495
  Depreciation and amortization                   275                    415
                                             --------               --------
TOTAL OPERATING EXPENSES                       12,519                 13,407
                                             --------               --------

Income (loss) from operations                (     92)                 1,502

 Interest expense, net                       (  2,085)              (  2,660)
                                             ---------              --------
Loss before minority interest                (  2,177)              (  1,158)

Minority interest                            (    106)              (    502)
                                             --------               --------
Net loss                                    $(  2,283)             $(  1,660)
                                            =========              =========
Basic net loss per share
 Loss before minority interest                   -0-                    -0-
 Minority interest                               -0-                    -0-
                                             ---------              --------
 Net loss                                        -0-                    -0-
                                            =========              =========
Average number of common
shares outstanding - basic                  2,315,000              2,000,000
                                            =========              =========

                APTA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                         (UNAUDITED)
                                                   2002               2001
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($ 2,283)          ($ 1,660)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
     Minority interest in net
        loss of consolidated subsidiary               106                502
     Depreciation and amortization                    275                415
   (Increase) decrease in:
     Prepaid expenses                             ( 3,009)           ( 3,980)
     Inventory                                      5,500              7,499
   Decrease in:
     Accrued expenses                             (   862)           (   938)
                                                  --------         ---------
Net cash provided by (used in)
   Continuing operations                          (   273)             1,838

Cash flows from investing activities:
   Principal collected on
     installment notes receivable                  28,975             34,650
   Loans made                                    ( 49,250)          ( 72,510)
                                                  -------            -------
Net cash used in investing activities            ( 20,275)          ( 37,860)

Cash flows from Financing Activities
   Proceeds from notes payable                        -0-             35,000
   Repayments on notes payable                   (  3,750)          (  7,000)
                                                  -------            -------
Net cash provided by (used in)
  financing activities                           (  3,750)            28,000
                                                  -------            -------

Decrease in cash                                 ( 24,298)          (  8,022)

Cash, beginning                                    25,530             12,624
                                                  -------            -------
Cash, ending                                     $  1,232           $  4,602
                                                 ========           ========

                  APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                (UNAUDITED)
                                                   2002               2001
                                                   ----               ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                           $  2,085           $  2,660
                                                 ========           ========

Cash paid for income taxes                       $    861           $    938
                                                 ========           ========

Non-cash investing and financing activities:

During the periods ended March 31, 2002 and 2001, the Company made loans of $49,250 and $72,510 which were net of dealer holdbacks of $0 and $660 and assumption of notes payable of $0 and $57,000.

                     APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                     Additional                    Total
                                 Common Stock          Paid-in    Accumulated  Stockholders'
                              Shares     Amount        Capital      Deficit       Equity

Balance, January 1, 2002     2,315,000  $ 2,315    $ 400,185     $(150,320)    $252,180

Net loss                             0        0            0        (2,283)      (2,283)
                             ---------  -------    ---------    ----------     --------
Balance, March 31, 2002      2,315,000  $ 2,315    $ 400,185     $(152,603)    $249,897
                             =========  =======    =========    ==========     ========


                       APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001

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

Note 3 - Unaudited Financial Statements

     The consolidated balance sheet as of March 31, 2002 and the related consolidated statements of operations, cash flows and stockholders' equity for the three months ended March 31, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

Note 4 - Summary of Significant Accounting Policies

     The summary of significant accounting policies is included in the notes to the consolidated financial statements for the years ended December 31, 2001 and 2000 which were audited and appear in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.

Note 5 - Inventory

     Inventory consists of repossessed vehicles and are stated at the lower of depreciated cost or estimate wholesale market.

                       APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002 AND 2001

                                 (UNAUDITED)


Note 6 - Related Party Transactions

     During the three months ended March 31, 2002, the Company made loans of $30,000 to SVG Properties, L.P., and $10,000 to Gavella Corp., which are affiliated entities. Notes receivable at March 31, 2002 include $180,000 due from the affiliated entities.

     A summary of related party transactions for the year ended December 31, 2001 appears in the Form 10-KSB previously filed by the Company and is hereby incorporated by reference.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB and in the previously filed Form 10-KSB for the period ending December 31, 2001.

General
-------

Apta Holdings, Inc. ("Apta" or the "Company") was incorporated on June 4, 1999 in the State of Delaware as a wholly owned subsidiary of ARCA Corp. On June 28, 1999, the Company acquired 100% of the assets and liabilities of the parent, ARCA, as part of a merger by ARCA with Agate Technologies, Inc.

Included in the assets acquired by Apta were ARCA's wholly owned real estate subsidiary, Spring Village Holdings, Inc. and ARCA's 80% owned finance company subsidiary, Beran Corp. On December 27, 2000, the real estate business was spun off.

Beran Corp. was incorporated on March 31, 1998 in the State of Delaware, and on May 28, 1998, entered into business lending through the acquisition of the business lending operations of a real estate development company.

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

The Business Purpose Loans originated by the Company generally are secured by real estate, cash flow from investment real estate, or other assets. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company at March 31, 2002 was 12%.

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

Currently the Company has $338,122 in loans outstanding. The Company intends to decrease the loans outstanding to $300,000 by December 31, 2002. The Company is also exploring other business opportunities.

Results of Operations
----------------------

The following discussion is for the three months ending March 31, 2002 and 2001.

Financial services revenues decreased by $2,482 or 17%, from $14,909 in 2001 to $12,427 in 2002, due to a lower average effective interest rate.

Administrative expenses decreased to $12,244 in 2002 from $12,497 in 2001. Total operating expense decreased by $888, from $13,407 in 2001 to $12,519 in 2002.

Operating income decreased from a profit of $1,502 in 2001 to a loss of $92 in 2002, primarily due to the decrease in revenue discussed above.

Interest expense, net of interest income, decreased by $575 from $2,660 in 2001 to $2,085 in 2002.

Loss from operations before minority interest increased by $1,019 from a loss of $1,158 in 2001 to a loss of $2,177 in 2002.

Minority interest, which represents the minority shareholder's share of the net income of Beran Corp., decreased from $502 in 2001 to $106 in 2002. Though Beran Corp. runs at an operating profit, the consolidated results of Apta Holdings, Inc. reflect operating losses due to public company corporate overhead.

Net loss was $2,283 in 2002, compared to a net loss of $1,660 in 2001.

Basic net loss per share was $.00 in 2001 and $.00 in 2002.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At March 31, 2002, the Company had working capital of $275,811. The Company needs additional financing to expand its business and carry out its business plan.

On January 1, 2002, the Company had $25,530 in cash.

During the three months ending March 31, 2002, the Company collected $28,975 from installment notes receivable. Operations used $273. The Company made $49,250 in loans, and repaid $3,750 in short term debt. The net decrease in cash for the period was $24,298. The Company had $1,232 in cash on March 31, 2002.

The Company has a limited amount of capital and will need to raise additional capital to expand its finance business or find new business opportunities in order to achieve profitability. The Company believes it can support operations and planned capital expenditures for at least twelve months. Thereafter, the Company's continued success will be dependant upon its ability to expand and increase profitability of its finance company or find other business opportunities.

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


                                APTA HOLDINGS, INC.


Dated: May 13, 2002             /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro
                                President, Chief Executive Officer and
                                Chief Financial Officer