Form 10QSB
period 2002-06-30
APTA HOLDINGS INC
filed 2002-08-12
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

The Company had 2,315,000 shares of common stock, par value $.001 per share, outstanding as of August 6, 2002.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                JUNE 30, 2002 AND DECEMBER 31, 2001 ....................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001.............4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001...........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                ENDED JUNE 30, 2002.....................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................10

PART II.  OTHER INFORMATION.............................................14

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...............14

      SIGNATURES........................................................15

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 2002 AND DECEMBER 31, 2000

                                 (UNAUDITED)

                                  ASSETS
                                                   June 30,     December 31,
                                                      2002             2001
                                                      ----             ----
 Cash                                             $    1,022      $   25,530
 Notes receivable                                    278,928         317,986
 Inventory                                               -             5,500
 Prepaid expenses                                      2,671           1,400
 Property and equipment, net                           3,711           4,261
                                                  ----------      ----------
TOTAL ASSETS                                      $  286,332      $  354,677
                                                  ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Notes payable                                   $   14,500     $   70,750
  Accrued expenses                                       292          1,800
  Dealer holdbacks                                       579            153
                                                  ----------      ----------
TOTAL LIABILITIES                                 $   15,371     $   72,703
                                                  ----------      ----------

Minority Interest                                     29,831         29,794

Stockholders' equity
  Common stock, $.001 par value
  5,000,000 shares authorized,
  2,315,000 shares issued and outstanding
  in 2002 and 2001                                     2,315          2,315
  Additional paid in capital                         400,185        400,185
  Accumulated deficit                               (161,370)      (150,320)
                                                   ---------       ---------
Total stockholders' equity                           241,130        252,180
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 286,332     $  354,677
                                                   ==========     =========

                 APTA HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)
                                               2002                   2001
                                               ----                   ----

  Financial services revenues               $  23,504              $  32,101


Operating expenses
  Administrative expenses                      30,142                 42,240
  Taxes and insurance                             140                  1,655
  Depreciation and amortization                   550                    830
                                             --------               --------
TOTAL OPERATING EXPENSES                       30,832                 44,725
                                             --------               --------

Operating loss                               (  7,328)              ( 12,624)

 Interest expense, net                       (  3,685)              (  6,961)
                                             ---------              --------
Loss from operations before
 minority interest                           ( 11,013)              ( 19,585)

Minority interest                            (     37)              (  1,116)
                                             --------               --------
Net loss                                    $( 11,050)             $( 20,701)
                                            =========              =========
Basic net loss per share
 Loss from operations
   before minority interest                    ( $.01)               ($.01)
 Minority interest                               -0-                    -0-
                                             ---------              --------

Basic net loss per share                       ($ .01)               ($.01)
                                            =========              =========
Average number of common
shares outstanding - basic                  2,315,000              2,131,250
                                            =========              =========

                     APTA HOLDINGS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                 Common Stock        Additional                    Total
                                   Issued              Paid-in    Accumulated  Stockholders'
                              Shares     Amount        Capital      Deficit       Equity

Balance, January 1, 2002     2,315,000  $ 2,315   $ 400,185      $(150,320)    $252,180


Net Loss                             0        0            0       (11,050)     (11,050)
                             ---------  -------    ---------    ----------     --------
Balance, JUNE 30, 2002       2,315,000  $ 2,315    $ 400,185     $(161,370)    $241,130
                             =========  =======    =========    ==========     ========


                APTA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                         (UNAUDITED)
                                                   2002               2001
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($11,050)          ($20,701)
   Adjustments to reconcile net loss
     to net cash used in
     operating activities:
     Minority interest in net
        loss of consolidated subsidiary                37              1,116
     Depreciation and amortization                    550                830
   (Increase) decrease in:
     Prepaid expenses                             ( 1,271)           ( 8,975)
     Inventory                                      5,500              7,624
   Increase (decrease) in:
     Accrued expenses                             ( 1,508)           (   938)
                                                  --------         ---------
Net cash used in operating activities             ( 7,742)           (21,044)
                                                  --------         ---------
Cash flows from investing activities:
   Principal collected on
     installment notes receivable                  77,484             54,577
   Loans made                                    ( 50,500)          ( 88,647)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                             26,984           ( 34,070)
                                                  -------            -------
Cash flows from financing activities
   Proceeds from notes payable                        -0-             35,000
   Repayments on notes payable                    (43,750)          ( 46,500)
   Common stock subscribed                            -0-             97,500
                                                  -------            -------
Net cash provided by (used in)
 financing activities                             (43,750)            86,000
                                                  -------            -------

Increase (decrease) in cash                       (24,508)            30,886

Cash, beginning                                    25,530             12,624
                                                  -------            -------
Cash, ending                                     $  1,022           $ 43,510
                                                 ========           ========

                  APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                (UNAUDITED)
                                                   2002               2001
                                                   ----               ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                           $  3,685           $  6,961
                                                 ========           ========

Cash paid for income taxes                       $    861           $    938
                                                 ========           ========

Non-cash investing and financing activities:


During the periods ended June 30, 2002 and 2001 the Company made loans of $50,500 and $88,647 which were net of dealer holdbacks of $0 and $19,592 and assumption of notes payable of $0 and $57,000. The Company's note payable to the minority shareholder was reduced by $12,500 for uncollectible loan receivable accounts.

                       APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2002 AND 2001

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

Note 3 - Unaudited Financial Statements

     The consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations, cash flows and stockholders' equity for the six months ended June 30, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

                       APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2002 AND 2001

                                 (UNAUDITED)
Note - Related Party Transactions

     During the six months ended June 30, 2002, the Company made loans of $31,750 to SVG Properties, L.P., and $10,000 to Gavella Corp.which are affiliated entities. Notes receivable at June 30, 2002 include $180,000 due from the affiliated entities.

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

Included in the assets acquired by Apta were ARCA's wholly owned real estate subsidiary, Spring Village Holdings, Inc. and ARCA's 80% owned finance company subsidiary, Beran Corp. The real estate business was spun off in December 2000.

Beran Corp. was incorporated in the State of Delaware on March 31, 1998. On May 28, 1998, Beran entered into business lending through the acquisition of the business lending operations of a real estate development company.

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $23,504 in financial services revenues for the six month period ended June 30, 2002, and had $278,928 in loans outstanding.


Apta intends to focus its efforts on its finance business, and is also seeking new business opportunities.

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

The Business Purpose Loans originated by the Company generally are secured by real estate, cash flow from investment real estate, or other assets. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company at June 30, 2002 was 12%.

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

Currently the Company has $278,928 in loans outstanding. The Company intends to reduce the loans outstanding to $250,000 by December 31, 2002, and to use the proceeds to reduce debt. The Company is also exploring other business opportunities.

Results of Operations
----------------------

The following discussion is for the six months ended June 30, 2002 and 2001, respectively.

Financial services revenues decreased by $8,597 or 27%, from $32,101 in 2001 to $23,504 in 2002, due to a lower average effective interest rate and a reduction in notes receivable.

Administrative expenses decreased by $12,098 to $30,142 in 2002 from $42,240 in 2001, primarily due to costs related to the start-up of our finance company which were incurred in 2001. Total operating expense decreased by $13,893, from $44,725 in 2001 to $30,832 in 2002.

The loss from operations decreased by $5,296 from a loss of $12,624 in 2001 to a loss of $7,328 in 2002, primarily due to the decreases in expenses discussed above.

Interest expense, net of interest income, decreased by $3,276 from $6,961 in 2001 to $3,685 in 2002.

Loss from operations before minority interest decreased by $8,572 from a loss of $19,585 in 2001 to a loss of $11,013 in 2002.

Minority interest, which represents the minority shareholder's share of the net income of Beran Corp., decreased from $1,116 in 2001 to $37 in 2002. Though Beran Corp. runs at an operating profit, the consolidated results of Apta Holdings, Inc. reflect operating losses due to public company corporate overhead.

Net loss decreased by $9,651 from $20,701 in 2001 to $11,050 in 2002. Basic net loss per share was ($.01) in 2001 and ($.01) in 2002.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At June 30, 2002, the Company had working capital of $267,250. The Company needs additional financing to expand its business and carry out its business plan.

On January 1, 2002, the Company had $25,530 in cash.

During the six months ended June 30, 2002, the Company collected $77,484 from installment notes receivable. Operations used $7,742. The Company made $50,500 in loans, and repaid $43,750 in short term debt. The net decrease in cash for the period was $24,508. The Company had $1,022 in cash on June 30, 2002.

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

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements may be identified by the use of terminology such as "plan", "may", "will", "expects", "intends", "anticipates", "estimate", "should", or "continue", or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company:
(a) the effect of changes in interest rates; (b) regulatory changes or interpretations of such regulations; (c) uninsurable risks, including acts of terrorism; (d) unexpected loan losses, and (e) general economic conditions.

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

                                APTA HOLDINGS, INC.


Dated: August 12, 2002          /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro
                                President, Chief Executive Officer and
                                Chief Financial Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Apta Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry J. Santoro, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: August 12, 2002          /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro, Chief Executive Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Apta Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry J. Santoro, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: August 12, 2002          /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro, Chief Financial Officer