Form 10QSB
period 2002-09-30
APTA HOLDINGS INC
filed 2002-11-13
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

The Company had 2,315,000 shares of common stock, par value $.001 per share, outstanding as of October 30, 2002.

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

                CONSOLIDATED BALANCE SHEETS AS OF
                SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 .................3

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.........4

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001.........5-6

                CONSOLIDATED STATEMENT OF CHANGES IN
                STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2002..................................7

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................8


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.....................10

PART II.  OTHER INFORMATION..............................................14

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K................14

      SIGNATURES.........................................................15

                     APTA HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                 (UNAUDITED)

                                  ASSETS
                                                   September 30,   December 31,
                                                      2002             2001
                                                      ----             ----
 Cash                                             $    2,857      $   25,530
 Notes receivable                                    263,191         317,986
 Inventory                                               -             5,500
 Prepaid expenses                                      1,545           1,400
 Property and equipment, net                           3,436           4,261
                                                  ----------      ----------
TOTAL ASSETS                                      $  271,029      $  354,677
                                                  ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Notes payable                                   $    4,500     $   70,750
  Accrued expenses                                       542          1,800
  Dealer holdbacks                                       451            153
                                                  ----------      ----------
TOTAL LIABILITIES                                 $    5,493     $   72,703
                                                  ----------      ----------

Minority Interest                                     29,669         29,794

Stockholders' equity
  Common stock, $.001 par value
  5,000,000 shares authorized,
  2,315,000 shares issued and outstanding
  in 2002 and 2001                                     2,315          2,315
  Additional paid in capital                         400,185        400,185
  Accumulated deficit                               (166,633)      (150,320)
                                                   ---------       ---------
Total stockholders' equity                           235,867        252,180
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                               $ 271,029     $  354,677
                                                   ==========     =========

                 APTA HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)
                                               2002                   2001
                                               ----                   ----

  Financial services revenues               $  32,372              $  48,382


Operating expenses
  Administrative expenses                      43,970                 70,474
  Taxes and insurance                             140                  2,335
  Depreciation and amortization                   825                  1,558
                                             --------               --------
TOTAL OPERATING EXPENSES                       44,935                 74,367
                                             --------               --------

Operating loss                               ( 12,563)              ( 25,985)

 Interest expense, net                       (  3,875)              (  9,793)
                                             ---------              --------
Loss from operations before
 minority interest                           ( 16,438)              ( 35,778)

Minority interest                                 125               (  1,496)
                                             --------               --------
Net loss                                    $( 16,313)             $( 37,274)
                                            =========              =========
Basic net loss per share
 Loss from operations
   before minority interest                    ( $.01)               ($.02)
 Minority interest                               -0-                    -0-
                                             ---------              --------

Basic net loss per share                       ($ .01)               ($.02)
                                            =========              =========
Average number of common
shares outstanding - basic                  2,315,000              2,070,000
                                            =========              =========

                      APTA HOLDINGS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                 Common Stock        Additional                    Total
                                   Issued              Paid-in    Accumulated  Stockholders'
                              Shares     Amount        Capital      Deficit       Equity

Balance, January 1, 2002     2,315,000  $ 2,315   $ 400,185      $(150,320)    $252,180


Net Loss                             0        0            0       (16,313)     (16,313)
                             ---------  -------    ---------    ----------     --------
Balance, September 30, 2002  2,315,000  $ 2,315    $ 400,185     $(166,633)    $235,867
                             =========  =======    =========    ==========     ========


                APTA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                         (UNAUDITED)
                                                   2002               2001
                                                   ----               ----
Cash flows from operating activities
   Net loss                                      ($16,313)          ($37,274)
   Adjustments to reconcile net loss
     to net cash used in
     operating activities:
     Minority interest in net
        loss of consolidated subsidiary           (   125)             1,496
     Depreciation and amortization                    825              1,558
   (Increase) decrease in:
     Prepaid expenses                             (   145)           ( 3,995)
     Inventory                                      5,500              9,952
   Increase (decrease) in:
     Accrued expenses                             ( 1,258)           (   938)
                                                  --------         ---------
Net cash used in operating activities             (11,516)           (29,201)
                                                  --------         ---------
Cash flows from investing activities:
   Purchases of property and equipment                -0-           (  3,126)
   Principal collected on
     installment notes receivable                  93,093             73,608
   Loans made                                    ( 50,500)          (131,298)
                                                  -------            -------
Net cash provided by (used in)
  investing activities                             42,593           ( 60,816)
                                                  -------            -------
Cash flows from financing activities
   Proceeds from notes payable                        -0-             35,000
   Repayments on notes payable                    (53,750)          ( 62,500)
   Common stock subscribed                            -0-            127,500
                                                  -------            -------
Net cash provided by (used in)
 financing activities                             (53,750)           100,000
                                                  -------            -------

Increase (decrease) in cash                       (22,673)             9,983

Cash, beginning                                    25,530             12,624
                                                  -------            -------
Cash, ending                                     $  2,857           $ 22,607
                                                 ========           ========

                  APTA HOLDINGS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                (UNAUDITED)
                                                   2002               2001
                                                   ----               ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                           $  3,875           $  9,085
                                                 ========           ========

Cash paid for income taxes                       $    861           $    938
                                                 ========           ========

Non-cash investing and financing activities:


During the periods ended September 30, 2002 and 2001 the Company made loans of $50,500 and $131,398 which were net of dealer holdbacks of $0 and $9,893 and assumption of notes payable of $0 and $57,000. The Company's note payable to the minority shareholder was reduced by $12,500 for uncollectible loan receivable accounts in 2002.

                        APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

Note 3 - Unaudited Financial Statements

     The consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations, cash flows and stockholders' equity for the nine months ended September 30, 2002 and 2001, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all accruals (consisting of normal recurring accruals) which are necessary for a fair presentation of financial position and results of operations for such periods have been made. Results for an interim period should not be considered as indicative of results for a full year.

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

                        APTA HOLDINGS, INC. AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

                                 (UNAUDITED)


Note 6 - Related Party Transactions

     During the nine months ended September 30, 2002, the Company made loans of $30,000 to SVG Properties, L.P., and $10,000 to Gavella Corp. which are affiliated entities. Notes receivable at September 30, 2002 include $180,000 due from the affiliated entities.

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

On November 24, 1998, Beran became a licensed lender in the State of New Jersey. Beran started making secured consumer loans in the first quarter of 1999. Beran reported $32,372 in financial services revenues for the nine month period ended September 30, 2002, and had $263,191 in loans outstanding.


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

The Business Purpose Loans originated by the Company generally are secured by real estate, cash flow from investment real estate, or other assets. The Company's Business Purpose Loans are generally originated with fixed rates and typically have origination fees of 2%. The weighted average interest rate received on the Business Purpose Loans originated by the Company at September 30, 2002 was 12%.

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

Currently the Company has $263,191 in loans outstanding. The Company intends to reduce the loans outstanding to $250,000 by December 31, 2002, and to use the proceeds to reduce debt. The Company is also exploring other business opportunities.

Results of Operations
----------------------

The following discussion is for the nine months ended September 30, 2002 and 2001, respectively.

Financial services revenues decreased by $16,010 or 33%, from $48,382 in 2001 to $32,372 in 2002, due to a lower average effective interest rate and a reduction in notes receivable.

Administrative expenses decreased by $26,504 to $43,970 in 2002 from $70,474 in 2001, primarily due to costs related to the start-up of our finance company which were incurred in 2001. Total operating expense decreased by $29,432, from $74,367 in 2001 to $44,935 in 2002.

The loss from operations decreased by $13,422 from a loss of $25,985 in 2001 to a loss of $12,563 in 2002, primarily due to the decreases in expenses discussed above.

Interest expense, net of interest income, decreased by $5,918 from $9,793 in 2001 to $3,875 in 2002.

Loss from operations before minority interest decreased by $19,340 from a loss of $35,778 in 2001 to a loss of $16,438 in 2002.

Minority interest, which represents the minority shareholder's share of the net income or loss of Beran Corp., decreased from ($1,496) in 2001 to $125 in 2002.

Net loss decreased by $20,961 from $37,274 in 2001 to $16,313 in 2002. Basic net loss per share was ($.02) in 2001 and ($.01) in 2002.

The Company is taxed as a C-corporation for federal and state income tax purposes. As such, the Company will pay taxes on its net income as defined by the Internal Revenue Code. No tax attributes of the Company flow through to the shareholders except for the regular taxation of dividends paid, if any.

Liquidity and Capital Resources
--------------------------------

At September 30, 2002, the Company had working capital of $262,100. The Company needs additional financing to expand its business and carry out its business plan.

On January 1, 2002, the Company had $25,530 in cash.

During the nine months ended September 30, 2002, the Company collected $93,093 from installment notes receivable. Operations used $11,516. The Company made $50,500 in loans, and repaid $53,750 in short term debt. The net decrease in cash for the period was $22,673. The Company had $2,857 in cash on September 30, 2002.

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

                                APTA HOLDINGS, INC.


Dated: November 13, 2002        /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro
                                President, Chief Executive Officer and
                                Chief Financial Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Apta Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry
J. Santoro, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: November 13, 2002        /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro, Chief Executive Officer


                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of Apta Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry
J. Santoro, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: November 13, 2002        /s/ Harry J. Santoro
                                ----------------------------------------
                                Harry J. Santoro, Chief Financial Officer