Form 10KSB
period 2002-12-31
APTA HOLDINGS INC
filed 2003-04-15
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended 12/31/2002.

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number 0-26777

                            APTA HOLDINGS, INC.
               (Name of Small Business Issuer in Its Charter)

           Delaware                                       22-3662292
 (State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

815 Bombardier Street, Shediac, New Brunswick, Canada,          E4P 1H9
(Address of principal executive offices)

215 West Main Street, Maple Shade, New Jersey                   08052
(Former Address of Principal Executive Offices)                (Zip Code)

                              (506) 532-8515
                        (Issuer's Telephone Number)

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

State issuer's revenues for its most recent fiscal year: $479,006

The Company's common stock is quoted on the NASD OTC Bulletin Board under the
symbol "APTA".   The estimated aggregate market value of the voting and non-
voting stock held by non-affiliates of the registrant as of February 28, 2003 was $792,674. The market value is based upon the last sale of the Common Stock on the NASD OTC Bulletin Board of $.06 per share on March 26, 2003.

The Company had 6,295,000 shares of common stock, par value $.001 per share, outstanding as of February 28, 2003. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in Apta's wholly owned subsidiary InteliSys Acquisition Inc. As outlined in Note 2 to the Financial Statements, the exchangeable shares have equal voting rights and equal economic value as Apta common shares as they may be exchanged by the holder at any time on a one-for-one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date.

Documents incorporated by reference: none

Transitional Small Business Disclosure:     Yes       No  XX

                                                ----     -----
                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

General
--------

Apta Holdings, Inc. ("Apta", "the Company", "we", "our") was incorporated on June 4, 1999 in the State of Delaware. Apta was engaged in two lines of business, owning and operating income producing real estate, and a finance business which originated and serviced loans to individuals and to businesses. The real estate business was spun off in 2000. The finance business was sold on December 31, 2002.

On December 31, 2002, Apta acquired Convergix, Inc., a Canadian corporation, pursuant to a share exchange agreement dated November 20, 2002. Pursuant to the agreement, Apta issued 3,295,000 shares of its common stock plus 21,788,333 "exchangeable shares" in InteliSys Acquisition, Inc. a subsidiary of Apta. The exchangeable shares have equal voting rights and equal economic value as Apta common shares. These shares may be exchanged by the holder at any time on a one-for-one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date. Included in the 21,788,333 exchangeable shares are 2,666,667 exchangeable shares which are redeemable by the holder. For financial statement purposes, these shares are shown as redeemable shares in current
liabilities.   Throughout this document, the exchangeable shares are treated as common stock equivalents. All references to Apta common stock include the exchangeable shares unless otherwise noted.

Convergix Inc. ("Convergix") is a provider of integrated software solutions for regional, mid-sized airlines and fleet operators.

Convergix is a corporation incorporated under the laws of the Province of New Brunswick, Canada. The address and telephone number of its main office is:

815 Bombardier Street
Shediac, New Brunswick
Canada, E4P 1H9
(506) 532-8515 or 1-877-532-8515

Cynaptec Information Systems Inc. ("Cynaptec"), also a New Brunswick corporation, is a wholly-owned subsidiary of Convergix. Convergix also owns 53.1% of the issued and outstanding shares of InteliSys Aviation Systems Inc. ("InteliSys"), a Canadian corporation, with the remaining 46.9% being owned by Cynaptec.

Convergix, Cynaptec and InteliSys are each private companies. None of them are reporting issuers and none have shares listed or quoted for trading on any stock exchange, securities market or trade reporting and quotation service.

The following discussion includes the business of Convergix. Apta, Convergix, Cynaptec and InteliSys are collectively referred to as "Apta", "the Company", "we", or "our".

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of December 31, 2002 was CAD $1.00 for USD $.63.

History and Development of the Business
---------------------------------------

Our business originally operated as a sole proprietorship in Montreal, Quebec from 1983 until May 1999. In April of 1999, we relocated to Shediac, New Brunswick in order to join forces with Cynaptec, an IT integrator based there.

In January, 2001, Convergix Inc. was incorporated and Cynaptec became a wholly owned subsidiary of Convergix. Convergix also owned 53.1% of the issued and outstanding common shares of InteliSys. Cynaptec owns the remaining 46.9% of InteliSys.

We then embarked on a project to complete the development of an integrated suite of airline management software. The resulting comprehensive suite was branded as "Amelia". To date, we and our partners and stakeholders, have invested in excess of$1,000,000 in the research & development of the Amelia software suite of products.

In June 2001, under a new management team, our research and development was curtailed, and focus was applied towards sales and marketing of our existing, developed modules. Cynaptec's operations were wound down and its personnel laid off. Presently, our principle business is providing our software to our customer base for installation on their computer system or via the internet using our computer system. We currently provide services to 20 clients. Client contracts are generally for terms of thirty-six to sixty months with fixed and volume-based charge components.


Products and Services
---------------------

Software

Amelia enables air carriers to improve their operations by providing solutions that are integrated, adaptable, and can be deployed in a cost effective manner. In addition, Amelia assists airline operators in key areas such as record keeping, regulatory compliance, capacity planning and resource allocation while managing maintenance requirements to seamlessly optimize operations.

The Amelia software solution consists of four fully integrated product-suites that address the operational needs of mid-size airline and fleet operations:

o    Flight Operations
o    Reservations and Scheduling
o    Human Resources
o    Maintenance

The Amelia solution can be rapidly activated with airline carriers going
online in a matter of days or weeks.   Amelia can be installed directly at
customer locations or through an Application Service Provider (ASP) model via the Internet, using our computer system. This ASP model allows Amelia customers to avoid investment in expensive computer hardware. The benefit to us is that the ASP model provides a revenue stream over a number of years.

Hosting Services

We provide the Amelia solution to our customers on a hosted basis. The databases, applications, web services, e-commerce and communication servers are maintained at our on-site data center. This allows our customers to fully utilize the latest version of our software with minimal additional
investment in hardware.   The advantage to us is that it provides us with a
recurring revenue stream.

Custom Programming

We derive significant revenues from custom programming work whereby our developers customize existing applications for a specific client's configuration, or develop completely new functionality.


Implementation Services

We provide implementation support to our clients in order to provide a smooth transition from the client's existing systems to the Amelia solution. This requires significant time in assessing the client's ability and capacity to adopt a new solution and to determine the solutions scope and fit within the client's organization. Follow up is provided to ensure training was received in a timely manner and that the client is using all aspects of the solution effectively. Implementation also includes assisting the clients with their own infrastructure and technical set-up.


Support

We provide 24x7x365 technical and application support to our clients. Primary method of contact is e-mail or MSN Messenger. Telephone access is provided through our phone system and forwarded to assigned technicians' mobile phones and pagers for off-hours support. We are the first response support facility for all technical areas, including client side infrastructure and communications issues.

Education and Training

Training is provided by an Apta-provided trainer. Typically, this training is carried out at the client's site. Training is also available through remote sessions during which the trainer "shadows" the client side user, employing the shadow functionality in the operating software. This permits the user and the trainer to collaborate and work together in a single session. Implementation and Training is available in English, French, Spanish and German.

The Market

We estimate that there are 25,728 air carriers in the world. This includes all commercial, charter, passenger and freight carriers, governments and certain law enforcement agencies. This grouping can be further separated by size of aircraft and total fleet makeup, as this clearly defines the applicability of our solutions. This number can be broken down further by segmenting them into the following categories:

o Carriers in the "Upper Tier" or Mega Carrier segment. These are carriers with fleets containing aircraft with maximum gross weights of 50,000 kilograms or more per aircraft. This clearly defines the international carriers such as United Airlines, British Airways, JAL and Lufthansa.

o    2,819     Carriers make up the "Middle Tier" or mid-sized airline segment.
These are carriers with fleets containing smaller, regional aircraft with maximum gross weights between 6,000 and 50,000 kilogram's per aircraft. This defines smaller international carriers like Aer Lingus on the high end of the segment, down to smaller organizations such as Air Ambulance operators.

o    1,959     Carriers make up the "Lower Tier" segment. These are carriers with fleets containing small aircraft, typically business jets and King Air, cabin-class turboprop aircraft. These aircraft have a maximum gross weight of less than 6,000 kilograms.

o    1,450     Carriers make up the "Bottom Tier" segment. These are small organizations operating single engine piston aircraft, typical of flight schools and professionals requiring personal aircraft for transportation.

o    3,000     Fixed Base Operators (Source: ACU-KWIK 2001)

o    3,299     Maintenance, Repair & Overhaul (MRO) facilities in the U.S.
(Source: Aviation Maintenance, July 2000)

o    13,105    Corporate operators and flight departments with a total
fleet size of over 22,000 corporate aircraft (Source: NBAA Membership Review
2001)


Each of these segments, excluding the Upper Tier, is a target for the Amelia suite of products. This results in a total potential client market for Amelia
well in excess of 25,000 organizations.   To date, we receive from our
typical customer $56,000 in recurring revenue annually. Initial one-time charges average $18,000 per customer.

Prior to and subsequent to the events of September 11th, 2001 the Upper Tier segment has been sustaining heavy financial losses. However, despite the tragic events of September 11, 2001, we expect that our target market, the mid to lower tier segments, will grow in part, as a result of service curtailments by the Upper Tier segment.

Regulatory Environment

The Aviation Industry is one of the most highly regulated of all industries. All carriers must adhere to the rigorous application of regulations intended to keep the traveling public safe. Carriers view these regulations as vital to assure the traveling public safe conveyance in their aircraft. In order for a carrier to maintain their legal ability to operate, they must certify that they meet all regulatory requirements for crew utilization, crew training, aircraft maintenance, and the planning and operation of each flight. Amelia provides efficient and approved systems allowing the carrier to streamline their compliance processes in a cost-effective manner. Amelia addresses each of these requirements, including the following:

Crew Utilization: Regardless of jurisdiction and country of enforcement, a crewmember is limited as to the number of hours spent engaging in different aspects of their work. These time elements are:
                                   -5-

1. Duty Time - Time spent carrying out duties before, during and after a flight.

2. Flight Time - Time between departure from the gate to arrival at the gate and engine shutdown.

Crew Training: An operator is obligated to keep the training of its crewmembers current. Failure to do so may result in the operator's certificate being revoked. The operator must demonstrate that they are accurately recording past training histories and are able to project training requirements into the future. There must also be a facility, which assures the carrier that a crewmember with insufficient or expired training cannot fly.

Aircraft Maintenance: Each component in the possession of a carrier, whether installed on an aircraft or in inventory, must be tracked. Each part is subject to various limitations, which may run concurrently. The carrier is obligated to know the exact accumulated time for each component so as not to exceed the manufacturer's limitations. Additionally, all repair, overhaul and refit information must be painstakingly tracked. Annually, the carrier must submit to audits to verify the carrier's compliance to these regulations. From time to time, the aircraft manufacturer or the manufacturer of a component will issue an Airworthiness Directive or a Service Bulletin. This obligates the carrier to inspect, verify or replace a component or system. Failure to comply with these regulations may result in suspension or revocation of a carrier's certificate.


Planning and Operation of a Flight: In addition to crew and aircraft safety, regulations are also in place to ensure the proper procedures are followed in planning and operating a flight. Prior to departure, an aircraft is "released" by the maintenance department, and certified to be without defect. Once an aircraft is released, its load is planned and the dispatchers are required to develop a load plan and calculate the aircraft's center of gravity based on the given load's distribution. Once the aircraft is actually loaded, the center of gravity is re-calculated based on the actual position of the passengers and/or freight. If the aircraft is not within limitations or the structural limits of the aircraft are exceeded in any way, the aircraft is not permitted to depart. The final Weight and Balance index values are required to be printed with one copy kept on board, and another kept at the departing station.

An official certified Flight Plan must be developed and filed with air traffic control and flow control authorities. The flight plan dictates the route the flight shall take, fuel consumed en route, arrival schedule and alternate airports. Forecast weather observations and prognostications for the entire route and its alternate airports are required to be on board the aircraft for the flight.

Competition

We compete in a marketplace with a large number of vendors. These vendors range from small owner-managed operations to large, well-financed international organizations. Aside from the Upper Tier, there is no dominant vendor or organization. We believe that the majority of competitors and customers are using older technology than that which we provide.

We estimate that there are currently 74 companies that provide one or more of the services which we provide. We believe that most of these competitors do not provide as comprehensive a set of services as we do. We consider the following companies to be our principal competitors:

Camp Systems International (U.K.)  OpenSkies
Sabre (U.S.)                       Pentagon 2000
AIMS                               RESIII
AvBase                             Trax
DRBA                               Skyline
NavPak                             Competitor


The marketplace is highly competitive. Technology and its applications within the aviation industry are in a rapid and continual state of change. To be effective, we must continue to develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost effective basis.

Operations

We operate a fully redundant data center built and maintained to standards imposed by clients such as Amex Canada and Transport Canada. The excess capacity available allows us to host third party applications. The redundant power, communication and environment systems allow us to host complex, sensitive and high-availability applications.


Our data center consists of three Compaq server racks with ML-3xx and Photon series servers. Our production server consists of two database, three application and two web server clusters providing three-level hardware redundancy. Demonstration and evaluation implementations are not hosted from the production environment. For security, the data center has card access and video surveillance as well as motion alarms connected to the facility's monitored alarm system. Fire protection is provided by an FM-200 inert gas (halon-like) system. Backup power is provided via three banks of hard-wired UPS's and an automatically engaged diesel generator. Primary communication is provided via a primary 2MB fiber optic link to the Internet; secondary communication is provided by a 512KB frame relay connection.

We estimate that we are utilizing approximately 5% of our communications capacity and 10% of our computer system capacity. No significant data center upgrades are anticipated for the foreseeable future.

Marketing

We intend to expand existing customer relationships by introducing upgrade programs for customers, and strategically positioning the "integrated suite" concept (i.e. selling other parts of the Amelia suite to existing customers.

Marketing Strategies

Direct Marketing: We currently market our products and services via a direct sales force, utilizing telemarketing and direct mail.

Alliance Partner Strategy: We are developing a program to attract alliance partners who will market our products outside of North America.

Advertising:    Given that the market and prospects are readily identifiable and industry players are very well documented, we focus our advertising plan on Airline Industry publications and journals highlighting specific major events and trade shows.

Product Development

Our product development platform is based on an Internet architecture comprised of interconnected database servers, application servers and client computers or devices running thin-client software or web browsers. Internet computing allows business information and applications to be managed from centralized locations. End users can access their data and applications through thin-client software or standard web browsers. Database servers manage the underlying business information, while application servers run the business applications. Professional information technology managers typically manage these servers. In contrast, traditional client/server computing architectures require that each client computer run and manage its own applications and also be updated every time an application changes. We believe that the network-centric design of our software for Internet computing improves network performance and data quality and helps our customers better control installation, maintenance and training costs associated with information technology infrastructure. We will continue to enhance our existing products and develop new products to meet the changing needs of our customers.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements, which impose certain restrictions on the licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

We have applied to register five trademarks to protect the Amelia software system, one in Canada (application no. 1032998) and four in the United States (applications nos. 76135724, 76135723, 76135722 and 76135721). Of these, the
Canadian application and one U.S. application (no. 76135724, for business management consulting services) have been allowed (but not yet registered); the other applications have been granted a first extension of time to file a statement of use.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and, while we are unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business, operating results and financial condition.


Employees
----------

As of December 31, 2002, we employed 20 individuals, 16 of whom were engaged in operations and customer service, 2 in sales, marketing and related activities and 2 in finance and administration. Our success is highly dependent on our ability to attract and retain qualified employees. The loss of any of our senior management or other key sales and marketing personnel could have a material adverse effect on our business, operating results and financial condition.

Facilities
-----------

Our principal administrative, sales, marketing, support and product development facility occupies 6600 square feet in Shediac, New Brunswick, Canada. The lease expires on December 31, 2006. We believe that existing facilities are adequate to support our activities for the foreseeable future.


Item 2.  Description of Property
---------------------------------

Other than our principal executive office, we do not own or lease any other properties.


Item 3. Legal Proceedings.
---------------------------

To date, we and our subsidiaries are parties to the following material legal proceedings:

We are subject to orders of the Director under the Employment Standards Act (New Brunswick) to pay a total of $38,300 to nine former employees on account of termination pay. Over one-half of this sum has been paid to date.

We are in arrears with the Canadian Customs and Revenue Agency for unpaid taxes. Payments have been made against the arrears and we have kept the account current since August 1, 2002. The CCRA has not taken action as yet.

Our two wholly owned subsidiaries are currently in default under a forbearance agreement with our Bank. The Bank has commenced legal proceedings against the subsidiaries by filling a notice of action with a statement of claim. Under this claim, the Bank is requesting payment of approximately $129,160.



Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

Pursuant to a consent executed on November 21, 2002 by shareholders owning a total of 1,577,939 shares of the issued and outstanding common stock of the Company (which was a majority of the issued and outstanding common stock of the Company at such date), such shareholders approved the acquisition of Convergix as of December 31, 2003. See the Information Statement dated December 9, 2002, filed with the Securities and Exchange Commission on December 3, 2002.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------

       Market Information. The Company's common stock is approved for quotation on the NASD OTC Bulletin Board under the symbol "APTA". As of the date of this Form 10-KSB, quotations were submitted by five market makers and there was minimal public trading of the Company's stock at prices ranging from $.04 to $.09. As of February 28, 2003, there were 6,295,000 shares of common stock outstanding. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in Apta's wholly owned subsidiary InteliSys Acquisition Inc. As outlined in Note 2 to the Financial Statements, the exchangeable shares have equal voting rights and equal economic value as Apta common shares as they may be exchanged by the holder at any time on a one-for-one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date.

       Holders. There are approximately 400 holders of record of Apta common stock. The Company estimates that there are at least another 100 shareholders whose stock is held in street name.

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


Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending December 31, 2002 without registration under the Securities Act of 1933 (the "Securities
Act").  The following pertains to each of the transactions:

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

     During December 2002, 685,000 shares of the Company's common stock were issued to twelve investors for consideration of $68,500, or $.10 per common share. Such issuance was made in reliance upon Rule 506 of Regulation D of the Securities Act.

     During December 2002, 3,295,000 shares of the Company's common stock, plus 21,788,333 common stock equivalents, were issued to forty-nine investors for consideration of the acquisition of Convergix Inc., a Canadian corporation which provides a comprehensive software solution, custom programming, and hosting services to mid-sized airlines and aircraft fleet operators. Such issuance was made in reliance upon of Regulation S of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

Our goal is to be a leading provider of software solutions and hosting services to small and mid-sized airlines and aircraft fleet operators. To meet that goal, we invested over $1,000,000 to develop an integrated software solution called Amelia. In addition, believing that it would be a competitive advantage to offer our software to our customers over the internet utilizing our computer mainframe, we invested over $600,000 in computer hardware, software and related infrastructure. The development of the software and the integration of the computer hardware cost more and took longer than originally planned. As a result, we have incurred significant operating losses over the past two fiscal years. Cumulatively, we have lost $7,442,492. Our balance sheet is highly leveraged. As of December 31, 2002, our liabilities exceeded our assets by $4,078,604. We have not been able to meet our obligations as they come due. However, now that the development of our software and hardware is substantially complete and marketing efforts are well underway, we believe we will be able to improve our financial results for the following reasons:

1. We have been successful selling our products and services since marketing efforts commenced in June 2001. To date, we have signed contracts with 15 customers, which will provide significant revenues in the future. Given our track record with these customers, we expect to be successful in our efforts to attract additional customers.

2. Based on our existing contracts and the rate at which we expect to sign new contracts, we anticipate a positive cash flow from operations by June 30, 2003. Our revenues have steadily increased since marketing efforts began in June 2001. We do not anticipate significant increases in fixed costs for the foreseeable future. We estimate that we are only utilizing 10% of our computer system capacity and 5% of our telecommunications system capacity.
No assurance can be given that we will in fact be cash flow positive by June 30, 2003.

3. We have informal agreements with most of our creditors that will allow us to continue to function as a going concern.


4. We anticipate that we will be able to secure equity and debt financing that will be used to pay down some of our debt and to enhance our ability to continue as a going concern. We have no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to us on commercially reasonable terms, if at all.

     We plan to continue to aggressively pursue sales while controlling costs so as to achieve a positive cash flow from operations by June 30, 2003. No assurance can be given that we will in fact be cash flow positive by June 30, 2003.

     We also intend to pursue sources of equity and debt financing and to use the proceeds to pay down our existing obligations, many of which are in default. We have no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to us on commercially reasonable terms, if at all.

Results of Operations
----------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 KSB.

Apta Holdings, Inc. had revenues of $479,006 for the year ended December 31, 2002 as compared to $228,532 for the year ended December 31, 2001, an increase of $250,474 or 109%. This increase is primarily due to an increase in client base. The increase in clients was the direct result of the Company's first full year of marketing activities since emerging from its development stage.

Selling, general and administrative expenses increased to $4,439,481 in 2002 from $1,553,017 in 2001. This represents an increase of $2,886,464. This increase can be attributed to an increase in labor cost. The Company requires a highly skilled workforce in order to develop, maintain and service its products mainly due the technical needs of the mid-sized airline industry. Also reflected in the increase of selling, general and administrative expenses are the costs associated with executing the acquisition of Convergix, and one time stock based compensation expenses.

Consequently, the company has incurred an increase of operating losses from $1,324,485 in 2001 to $3,960,475, an increase of $2,635,990. This increase is directly attributed to the increase in expenses as previously mentioned.

The Company's interest expense has increased from $76,975 to $319,835, an increase of $242,860.

Net loss from continuing operations increased by $2,866,782 from a loss of $1,401,460 in 2001 to a loss of $4,268,242.

Loss from discontinued operations for the year ended December 31, 2002 was $0 as compared to $296,392 for the year ended December 31, 2001. The Company discontinued the operations of one of its subsidiaries, Cynaptec Information Systems Inc.

Net losses have increased from $1,697,852 in 2001 to $4,292,986 in 2002, an increase of $2,595,134. The Company's net loss increase can be directly attributed to the costs associated with the acquisition of Convergix as well as an increase in labor costs and one time stock based compensation expenses.

Basic net loss per share was $0.29 in 2002 as compared to $0.09 in 2001.

2001 compared to 2000

Revenues were $228,532 and $13,381 for the years ended December 31, 2001 and 2000 respectively, an increase of $215,151. This substantial increase is directly attributed to the beginning of marketing activities of our products.

Selling, general and administrative expenses increased by $1,284,673, from $268,344 for the year ended December 31, 2000 to $1,533,017 for the year ended December 31, 2001. This increase is the result of hiring the skilled workforce needed to continue developing, supporting and improving our products to meet customer requirements. Furthermore, additional expenses were incurred in order to begin marketing activities.

Interest expense increased to $76,975 in 2001 from $11,753 in 2000, an increase of $65,222.

Minority interest in loss was eliminated due to a company reorganization in 2001.

Due to the increase in expenses as previously mentioned, the Company's net loss from continuing operations increase by $1,114,185, from $287,275 in 2000 to $1,401,460 in 2001.

The Company's loss from discontinued operations decreased by $376,908, going from $673,300 in 2000 to $296,392 in 2001. The Company began the process of winding down its operations of one of its subsidiaries, Cynaptec Information Systems Inc., in 2001.

Net loss increased to $1,697,852 in 2001 from $960,575 in 2000.


Liquidity and Capital Resources

On January 1, 2002, the Company had $310 in cash and cash equivalents.

Net cash used in operating activities was $669,237 in 2002. Net cash used in operating activities in 2002 resulted primarily from the net loss for the year partially offset by increased payables and common stock issued for services.

Net cash provided from investing activities for 2002 was $156,388. In 2002, the Company raised $97,650 from the issuance of common stock. In 2002, the Company had also disposed of non-strategic capital assets providing the
Company with proceeds of $86,098.   The Company invested $27,360 in capital
assets in 2002.

Net cash provided from financing activities was $549,565 in 2002. In 2002, the Company received net proceeds from long-term loans of $170,875, repaid $20,696 in convertible loans, received $504,000 in proceeds for the issuance of redeemable shares and repaid $104,614 in operating loans.

Changes in exchange rates increased cash by $20,950 in 2002.

Cash increased by $39,323 in 2002.

The Company had cash and cash equivalents of $39,633 on December 31, 2002.

The Company had net working capital deficiencies of $2,641,949 and $1,791,507 for the years ended December 31, 2002 and 2001 respectively.


The Company had a net working capital deficiency of $1,791,507 in 2001 as compared to $1,157,127 in 2000.

On January 1, 2001, the Company had $515 in cash and cash equivalents.

Operations used $637,367 consisting primarily of losses from continued operations offset by an increase in accounts payables. The Company received proceeds of $628,015 from the issuance of capital stock partially offset by an investment in capital assets of $49,723 and a reduction in payables to minority interests of $58,467. The Company has received proceeds of $422,649 from its financing activities consisting of proceeds of $470,897 from long term debt, proceeds of $28,251 from convertible loans offset by a repayment of bank indebtness of $45,108 and repayment of operating loans of $31,391.

Changes in exchange rate provided the company with $49,208.

The Company had $310 in cash and cash equivalents on December 31, 2001.


With respect to years beyond fiscal 2002, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have increased since the commercialization of our products, our expenses are and may continue to exceed our revenues in the foreseeable future. Accordingly, the company may not be able to fund its operations from internally generated funds for the foreseeable future. Our cash requirements depend on several factors, including marketing activities, personnel expenses, legal costs, accounting costs and investor relations expenses.

We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Forward Looking Statements
---------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward-looking statements relating to the business of the Company. Such forward-looking statements may be identified by the use of terminology such as "plan", "may", "will", "expects", "intends", "anticipates", "estimate", "should", or "continue", or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, including but not limited to the risk factors contained herein, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) general economic conditions; (b) regulatory changes or interpretations of such regulations;
(c) uninsurable risks, including acts of terrorism; (d) unexpected losses,
(e) risks related to competition from established and emerging competitors;
(f) risks that our revenues are highly dependent on the travel industry which is experiencing a prolonged decrease in business; (g) risks related to our financial leverage; (I) risks that rapid technological changes may render our technology obsolete; (j) risks to our customers; (k) disruptions in capital markets; and (l) risks related to the fact that we are not yet profitable and need additional capital to fund our operations.

RISK FACTORS
------------

The shares of Apta are speculative and involve a high degree of risk.
Apta's only business will be that of Convergix. The purchase of Shares is suitable only for persons who can afford the risk of the loss of their entire investment. Prospective investors should carefully consider, among other things, the following risk factors before making an investment decision:

Limited Operating History; History of Operating Losses:

We have only recently emerged from our development stage. As of December 31, 2002, we had entered into a limited number of contracts for the provision of our software products, and only commenced sales in 2001. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. Such prospects must be considered in the light of risks and difficulties frequently encountered by new businesses facing intense competition in an evolving industry, where products have yet to obtain widespread commercial acceptance and are characterized by rapid technological obsolescence.

From inception through December 31, 2002, we have incurred cumulative losses of $7,442,492, and we anticipate that losses will continue for the foreseeable future. We expect to incur significant expenditures in connection with the development and marketing of enhanced and new applications which will likely result in losses until such time, if ever, as we are able to secure sufficient contracts for our range of products which would generate adequate revenue to support our operations.

Future operating results will depend on many factors, including the growth of our targeted market, demand for our products, the level of product and price competition, our success in expanding our direct sales force and distribution channels, and our ability to develop and market new products and control costs, together with general economic conditions and other factors.

Significant Capital Requirements and a Need for Additional Financing:

We have an immediate need for cash in order to pay obligations currently due and to finance our business operations. Although we believe that we have sufficient resources to conduct our operations for several months, our continued operations thereafter will depend upon the availability of cash flow, if any, from our operations, or our ability to raise additional funds through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms, if at all. Any inability to obtain additional financing could have a material adverse effect on us, including possibly requiring us to significantly curtail or cease our operations.

Development of Markets Required for Successful Performance by Apta:

We have only recently commenced significant marketing activities, and there can be no assurance that our marketing program will be successful. Our financial performance will depend, in part, on market acceptance of Amelia and our hosting services, and on whether we can meet and adapt to the requirements of our customers, both in terms of performance and price. Achieving market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds.

Intense Competition:

New trends and development of new technologies could have an adverse effect on our current technology. The market is subject to rapid change. Competitors vary in size and in the range of products and services they offer. We expect to experience additional intense competition from other established and emerging companies. Similar software is available in all of our markets. Increased competition could result in price reductions, reduced transaction size, fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Rapid Technological Change and Dependence on New Products:

The market for our software is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. The life cycles of our products are difficult to estimate. Our future success will depend largely upon our ability to enhance our current products and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards, and address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. We have previously experienced delays in the development and introduction of new products and product enhancements. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experiences delays in the commencement of commercial shipments of new products and enhancements, our business, operating results and financial condition would be materially adversely affected.


Risks Associated with International Operations:

We plan to expand our operation into Europe, the Middle East and Asia which will require significant management attention and financial resources. We have committed and continue to commit significant resources to developing international sales and support channels. There can be no assurance that our efforts to develop international sales and support channels will be successful, and the failure of such efforts could have a material adverse effect on our business, operating results and financial condition.

Management of Growth and Dependence on Key Personnel:

The success of Apta will be largely dependent on the efforts of our management. We have no employment agreements with individuals in various managerial positions, and there can be no assurance that such persons will continue their employment with us. The loss of the services of one or more of such key personnel could have a material adverse effect on our ability to maximize our use of our products and technologies or to develop related products and technologies. Our future success will depend largely upon our ability to attract, retain and motivate highly skilled employees. Qualified employees are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to continue to attract and retain sufficient numbers of highly skilled employees. If we are unable to hire, train and retain qualified engineers and our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected.

Risk of Software Defects:

Software products are complex and may contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing by us and by our potential customers, there can be no assurance that defects and errors will not be found in new products or in new versions or enhancements of existing products after commencement of commercial shipment. Such discovery could result in failure to achieve market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

Product Liability:

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the license and support of our software may entail the risk of such claims. A successful product liability claim brought against us would have a material adverse effect upon our business, operating results and financial condition.

Business Interruptions:

Our operations are vulnerable to interruption by fire, power loss, telecommunications failures, terrorist attacks and other events beyond our control. We do not have adequate insurance against business interruptions. If a business interruption occurs, it could seriously harm us or our customers.

Patent Infringement:

It could be alleged that we have infringed on certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly and a diversion of management's attention and resources, and could cause us to incur significant expenses.

Control by Current Shareholders:

Our officers own approximately 53% of the shares outstanding. Accordingly, such persons will be able to control Apta, elect all of our directors, increase the authorized capital, dissolve, merge, sell our assets, and generally direct our affairs. See "Management," "Principal Shareholders"
and   "Certain Transactions."

No Assurance of Public Market:

As of the date of this Form 10-KSB, there has been minimal trading of our common stock. There can be no assurance that a regular trading market for our securities will develop or that, if developed, it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.

No Dividends:

Neither Convergix nor Apta has paid any cash or other dividends on our Common Stock and neither expects to declare or pay any cash dividends in the foreseeable future.

Penny Stock Regulation:

The regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. Commission regulations define a penny stocks to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Unless an exception is available, those regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). In addition, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. Moreover, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to a sale. If our securities become subject to the regulations applicable to penny stocks, the market liquidity for our securities could be severely affected. In such an event, the regulations on penny stocks could limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market.

Item 7.   Financial Statements.
-------------------------------


              APTA HOLDINGS, INC. AND SUBSIDIARY
              CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001
                      (In US dollars)

                      TABLE OF CONTENTS

                                                            PAGE
                                                            ----
  INDEPENDENT AUDITORS' REPORT..............................F-1

  CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS............................F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS..................F-3

     CONSOLIDATED STATEMENT OF CHANGES IN
     SHAREHOLDERS' DEFICIENCY...............................F-4

     CONSOLIDATED STATEMENTS OF CASH FLOWS .................F-5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............F-6 - F-19

Independent Auditors' Report

To the Board of Directors and the Stockholders of Apta Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Apta Holdings, Inc. as at December 31, 2002 and December 31, 2001 and the related consolidated statements of operations and shareholder's deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and December 31, 2001 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations in 2002 and 2001 and at December 31, 2002 has a severe working capital deficiency. In addition, the Company's two wholly owned subsidiaries are in default of a forbearance agreement with their Bank and the Bank has started legal proceedings by filing a notice of action with a statement of claim attached (Note 1). These factors among others, as discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The Company management's plans in regard to these matters are also described in Note 1. These consolidated financial statements do not indicate any adjustments that might result from the outcome of these uncertainties.



Moncton, Canada                                    Grant Thornton LLP
April 3, 2003                                      Chartered Accountants

PO Box 1005
633 Main Street
Suite 500
Moncton
New Brunswick
E1C 8P2
Telephone (506) 857-0100
Fax (506) 857-0105


                     APTA HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2002 AND 2001

ASSETS
                                                     2002               2001
                                                     ----               ----

Current Assets
 Cash                                                 39,633             310
 Receivables (Notes 2(m) and 4)                       60,233          93,571
 Prepaid expenses                                     13,360          19,801
                                                   ----------     ----------
 Total current assets                                113,226         113,682


 Capital assets (Notes 2(d), 6)                      536,679         739,995
 Other intangibles (Note 2(c))                            11              11
                                                   ----------     ----------

TOTAL ASSETS                                       $ 649,916      $ 853,688
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank operating loans (Notes 1, 2(m) and 7)      $   52,886      $ 156,950
  Accounts payable and accrued liabilities
   (Note 2(m))                                     1,670,635      1,433,064
  Deferred revenue (Notes 2(i), 2(m))                 58,541         29,040
  Current portion of long-term debt
   (Notes 2(m), 8)                                   401,913        270,670
  Redeemable shares (Notes 2(a), 2(m), 10, 12)       571,200           -
  Net liabilities from discontinued operations
   (Notes 2(m), 5)                                       -           15,465
                                                  ----------      ----------
   Total current liabilities                       2,755,175      1,905,189

Convertible debt (note 2(m), 16)                       7,654         28,251
Long-term debt (Notes 2(m), 8)                       633,189        590,539
                                                  ----------      ----------
                                                   3,396,018      2,523,979
                                                  ----------      ----------
Minority Interest (Notes 2(a), 9)                  1,332,502        156,950
                                                  ----------      ----------

Shareholders' deficiency
Capital stock (Notes 2(a), 9, 10)                     28,033      1,175,638
Additional paid in capital (Notes 2(a), 10)        3,132,319           -
Accumulated other comprehensive income
  (Note 2(j)                                         203,536        146,627
Deficit                                           (7,442,492)    (3,149,506)
                                                   ---------       ---------
                                                  (4,078,604)    (1,827,241)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                           $ 649,916      $ 853,688
                                                   ==========     ==========

      See accompanying notes to the consolidated financial statements.
                               F-2

                 APTA HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                               2002                   2001
                                               ----                   ----

Revenue (Notes 2(i))                          479,006                228,532

Costs and expenses
  Selling, general and
    administrative expenses                 4,439,481              1,553,017
                                            ---------              ---------
Operating loss                             (3,960,475)            (1,324,485)

Other income (deductions)
Interest expense                             (319,835)              ( 76,975)
Gain on disposal of capital assets             12,068                    -
                                             ---------              --------
                                             (307,767)              ( 76,975)
                                             ---------              --------


Loss from continuing operations            (4,268,242)            (1,401,460)

Loss on discontinued operations (Note 5)        -                 (  296,392)
                                             --------               --------

Net loss before income taxes              $(4,268,242)           $(1,697,852)
                                             --------               --------

Income taxes (Note 13)                     (   24,744)                 -
                                             --------               --------

Net loss                                  $(4,292,986)           $(1,697,852)
                                            =========              =========

Net loss per share-basic and diluted
  Note 2(p), 14)                               ($.29)                 ($.09)
                                            =========              =========

      See accompanying notes to the consolidated financial statements.

                           APTA HOLDINGS, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                      Accumulated
                                                          Additional                  Other            Total
               Common Stock        Preferred Stock        Paid in       Accumulated   Comprehensive Stockholder's
             Shares     Amount    Shares     Amount       Capital       Deficit        Loss           Deficit
             -----------------    ----------------------  -----------   --------     ------------  -------------
Balance
01/01/2001           100   $   67         250   $166,725        -       $(1,256,782)    $ 12,554     $(1,077,436)

Effective
Reorganiz-
 ation
(Note 2(a))          960      160       ( 250)  (166,725)       -        (  194,872)        -          ( 361,437)

Issuance of
preferred
shares (net
of stock
subscription
receivable
of $84,997
from a
$630,000
credit note
which is
being used
to purchase
capital
assets)        -          -           118  1,175,411        -              -            -          1,175,411


Net loss
(Page 3)       -          -         -         -             -        (1,697,852)        -              -

Currency
translation
adjustment         -          -         -          -            -              -         134,073           -

Total
comprehensive
loss               -          -         -          -            -             -             -          (1,563,779)
              --------- -------- -----------   ----------  ------------ -----------  -----------     ------------
Balance
12/31/2001        1,060   $  227   $     118  $1,175,411        -       $(3,149,506)   $146,627      $ (1,827,241)
              ========= ======== ===========   =========   ============ ===========  ===========     ============

Redemption
of common
shares for
nil
consideration  (     664)   -         -          -              -           -             -                -


Execution of
19,000 for 1
stock split    7,523,604    -         -          -              -           -             -                -

Conversion
of
convertible
debt
(Note 16)      4,617,594  901,873     -          -              -           -             -              901,873

Reclassify-
cation of
redeemable
shares
(Note 12)                (504,000)    -          -              -           -             -             (504,000)

Stock
issued
through an
employee
stock
purchase
plan              79,717    9,846     -          -              -           -             -                9,846

Stock
granted for
consulting
and other
services
(Note 10)      5,988,750 1,077,750    -          -              -           -             -            1,077,750

Shares
granted to
employees
for
compensation
(Note 10)      6,873,272 1,374,656    -          -              -           -             -            1,374,656

Recapitali-
zation of
Company
resulting
from reverse
merger
transaction
with Apta
(Note 2(a))    3,000,000 (2,832,319)  -          -           3,132,319      -             -              300,000

Minority
interest
created
following
the merger
with Apta
(Note 2(a))          -          -     (118)     (1,175,003)      -             -             -         (1,175,003)

Net loss
(Page 3)             -          -       -            -                      (4,292,986)      -                -

Currency
translation
adjustment           -          -         -         ( 408)       -                 -         56,909            -

Total
comprehen-
sive
loss                 -          -        -            -          -               -           -           (4,236,485)
              --------- ---------- -----------   ----------  -------------  -----------  -----------     ------------
Balance
12/31/2002   28,083,333 $   28,033        -     $     -      $3,132,319     $(7,442,492) $  203,536      $(4,078,604)
             ========== ========== ===========   =========   =============  ===========  ===========     ============


      See accompanying notes to the consolidated financial statements.

                APTA HOLDINGS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                   2002               2001
                                                   ----               ----

Increase(decrease) in cash and cash equivalents

Operating activities
   Net loss from operations                   $(4,292,986)      $(1,697,852)
   Adjustments to reconcile net loss
     to net cash used in continuing
      operations:
 Loss from discontinued operations                   -               296,392
 Items not affecting cash
     Depreciation and amortization                158,940             86,490
     Net gain on disposal of capital asset       ( 12,068)              -
     Shares issued for consideration
       other than cash                          3,106,486               -
     Interest recorded on redeemable shares        68,267               -
 Changes in non-cash working capital items
     Accounts receivable                           33,666        (    24,346)
     Prepaid expenses                               6,510             37,962
     Accounts payable                             232,549            662,027
     Deferred revenue                              29,399              1,960
                                                  --------         ---------
Net cash used in continuing
  operating activities                         (  669,237)       (   637,367)

Investing activities
   Net proceeds from the issuance of
      capital stock                                97,650            628,015
   Acquisition of intangible assets                  -             (      11)
   Payable to minority interest                      -             (  58,467)
   Proceeds on disposal of capital assets          86,098                -
   Acquisition of capital assets (net)           ( 27,360)         (  49,723)
                                                  -------            -------
Net cash provided by investing activities         156,388            519,814
                                                  -------            -------
Financing activities
   Net proceeds from long-term debt               170,875            470,897
   (Reduction of) net proceeds received
    from convertible debt                        ( 20,696)            28,251
   Repayment of bank indebtedness                     -             ( 45,108)
   Proceeds from redeemable shares                504,000               -
   Repayment of operating loan                   (104,614)          ( 31,391)
                                                  --------         ---------
Net cash provided by financing activities         549,565            422,649

Cash flows used in discontinued operations       ( 15,766)          (354,509)
                                                  --------         ---------

Net increase (decrease) in cash and
  cash equivalents                                 20,950           ( 49,413)

Effects of exchange rates on cash                  18,373             49,208


Cash and cash equivalents, beginning of year          310                515
                                                  -------            -------
Cash, ending                                      $39,633            $   310
                                                  =======            =======

Interest paid - continuing operations             $36,420          $  36,258
              - discontinued operations                -              42,082
Fixed assets received for capital stock                -             574,611

      See accompanying notes to the consolidated financial statements.

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)


1.   Ability to continue operations

The  accompanying consolidated financial statements  have
been   prepared   on   a   going-concern   basis,   which
contemplates   the   realization  of   assets   and   the
satisfaction  of  liabilities in  the  normal  course  of
business.   As  indicated  in the consolidated  financial
statements,   the   Company  has   incurred   significant
operating  losses and negative cash flows from operations
over the past two (2) years and has not been able to meet
its  obligations as they come due.  At December 31,  2002
and  December 31, 2001, the Company has a severe  working
capital  deficiency  and a net shareholders'  deficiency.
In  addition, the Company's two wholly owned subsidiaries
are  currently  in default under a forbearance  agreement
with   their  Bank  and  the  Bank  has  commenced  legal
proceedings against the subsidiaries by filing  a  notice
of  action  with a statement of claim attached (Note  7).
These  factors, among others, strongly indicate that  the
Company might not be able to continue as a going concern.
The  consolidated financial statements do not include any
adjustments   relating   to   the   recoverability    and
classification of recorded asset amounts, or  the  amount
of  and  classification  of  liabilities  that  might  be
necessary should the Company be unable to continue  as  a
going  concern.  The Company's continuation  as  a  going
concern   is  dependent  upon  its  ability  to   achieve
profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management's plans

As  indicated  in the consolidated financial  statements,
the   Company   has   incurred  losses  from   continuing
operations  of  $4,268,242 and $1,401,460 for  the  years
ended  December  31,  2002 and  2001  respectively.   The
Company also has a severe working capital deficiency, and
a  net  shareholders' deficiency at year-end.  Since  its
inception, the Company has devoted substantially  all  of
its   efforts  to  developing  its  products,   obtaining
financing,   assessing  market  demand,   and   obtaining
customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

The   Company   has   undergone  an  informal   financial
restructuring  and  has  reached  agreements   with   the
majority   of  unsecured  trade  creditors.    Management
continues to focus on seeking new customers and seeking new sources of financing.


2.    Summary of significant accounting policies

a) Nature of operations and basis of financial statement presentation

Apta  Holdings, Inc. was incorporated on June 4, 1999  in
the  State of Delaware.  Apta was formerly engaged in two
lines  of business: owning and operating income producing
real estate, and a finance business which originated  and
serviced  loans  to individuals and to  businesses.   The
real  estate business was spun off in 2000.  The  finance
business  was  sold  prior  to  December  31,  2002.   At
December 31, 2002, Apta was inactive.

                             -F6-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)

2.   Summary of significant accounting policies
(continued)

On  December 31, 2002, Apta acquired 100% of  the  issued
and   outstanding   common  stock  of   CONVERGix,   Inc.
("CONVERGix"),  a  Canadian corporation,  pursuant  to  a
share  exchange agreement dated November 22, 2002.  Under
the  share  exchange  agreement,  Apta  issued  3,295,000
shares  of  its common stock plus 21,788,333 of  Class  B
Special  "exchangeable shares" of Intelisys  Acquisition,
Inc., a 100% owned subsidiary of Apta. The exchangeable shares have equal voting rights and equal economic value as Apta common stock. These exchangeable shares may be exchanged by the holder at any time on a one-for-one basis for Apta common stock, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common stock on that date. As a result of the merger, the shareholders of CONVERGix are now shareholders of Apta.
In conjunction with the merger, all of the directors and officers of Apta resigned and the shareholders have appointed a new board of directors and officers, which consists of the directors and officers of CONVERGix.

The merger was accounted for as a reverse acquisition and resulted in CONVERGix becoming the accounting acquirer, whereby the historical financial statements of Apta have become those of CONVERGix. Accordingly, the financial statements include the consolidated accounts of CONVERGix
Inc. as of and for the years ended December 31, 2002 and 2001.

In  conjunction  with the merger and recapitalization  of
CONVERGix,  CONVERGix's 25,083,333 issued and outstanding
common stock were reclassified into common stock of  Apta
or  exchangeable  shares  of Intelisys  Acquistion  Inc.,
which  represent Apta common stock equivalents.   Because
Apta was inactive at December 31, 2002, net assets acquired were Nil.

CONVERGix   is  incorporated  under  the  New   Brunswick
Business  Corporations Act in Canada  and  is  a  holding
company,   which  holds  investments  in  two  subsidiary
companies  whose business activities include  developing,
marketing,  installation  and  support  of  a  suite   of
aviation enterprise software for the global market.

CONVERGix  was  incorporated  on  January  18,  2001   in
connection  with a corporate reorganization  of  its  two
subsidiary  companies, Cynaptec Information Systems  Inc.
and   InteliSys  Aviation  Systems  Inc.   Following  the
reorganization,  CONVERGix owns 100% of  the  issued  and
outstanding common shares of Cynaptec Information Systems
Inc.  and 53% of the issued and outstanding common shares
of  InteliSys Aviation Systems Inc.  On March  31,  2001,
the   Company   abandoned  its  operations  in   Cynaptec
Information Systems Inc. in order to concentrate  on  the
development  and  marketing  of  the  "Amelia"   software
product  developed  by  Intelisys Aviation  Systems  Inc.
(Note 5)

Cynaptec Information Systems Inc. owns 47% of the issued and outstanding common shares of InteliSys Aviation
Systems Inc.

The reorganization on January 18, 2001 did not result in a change of control of Cynaptec Information Systems Inc.
and InteliSys Aviation Systems Inc.

The  consolidated financial statements have been prepared
in   accordance  with  accounting  principles   generally
accepted in the United States of America and include the following significant accounting policies:

                             -F7-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)


b)   Principles of consolidation

Consistent  with  the application of reverse  acquisition
accounting, the consolidated financial statements include
the  accounts of the CONVERGix Inc. and its wholly  owned
subsidiaries,  Cynaptec  Information  Systems  Inc.   and
InteliSys  Aviation  Systems  Inc.   Significant   inter-
company    transactions   have   been    eliminated    on
consolidation.

c)   Intangible assets

The Company's intangible assets consist of intellectual property in the form of a computer software model, which was acquired by the Company's wholly owned subsidiary, InteliSys Aviation Systems Inc. from a shareholder of the subsidiary, in exchange for common stock, as part of the January 2001 re-organization of Cynaptec Information
Systems Inc. and InteliSys Aviations Systems Inc.

d)   Capital assets and depreciation

Capital  assets  are  recorded at cost  less  accumulated
depreciation.    Depreciation  is  provided   using   the
declining balance method at the following annual rates:

    Office furniture and equipment:         20%
    Computer equipment and software         30%
    Library                                 50%
    Leasehold improvements                   7%

e)   Software development costs

Software   development  costs  are   accounted   for   in
accordance   with   Statement  of  Financial   Accounting
Standards  No. 86, Accounting for the Costs  of  Computer
Software to be Sold, Leased or Otherwise Marketed.  Under
the  standard,  capitalization  of  software  development
costs  begins  upon  the establishment  of  technological
feasibility,    subject   to   net    realizable    value
considerations.   To date, the period  between  achieving
technological feasibility and the general availability of
such   software  has  been  short;  therefore,   software
development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software developments costs and has charged all such costs to research and development expense. Research and development costs are expensed as incurred, net of any investment tax credits, grants, and recoveries.

f)   Income taxes

The  Company  accounts for income taxes on the  liability
method,  as outlined by Statement of Financial Accounting
Standards 109 Accounting for Income Taxes.  Income  taxes
are provided for current taxes payable or refundable, and
temporary   differences  arising  from  the  future   tax
consequences of events that have been recognized in the Company's financial statements or income tax returns.
The effect of income taxes is measured based on currently enacted tax laws and rate. A valuation allowance is provided for deferred tax assets when it is more likely than not that some or all of such assets will not be realized.
                             -F8-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)

g)   Cash and cash equivalents

The Company considers cash on hand and balances with banks, net of overdrafts, and investments in highly liquid temporary money market investment instruments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents.

h)   Use of estimates

The  preparation  of financial statements  in  conformity
with  accounting  principles generally  accepted  in  the
United  States  of  America require  management  to  make
estimates  and  assumptions  that  affect  the   reported
amounts  of  assets, liabilities, revenues and  expenses,
and   disclosure  of  contingent  liabilities  in   these
financial statements. Actual results could differ from those estimates.

i)   Revenue recognition

The  Company  accounts for software sales  in  accordance
with  Statement  of  Position (SOP) No.  97-2,  "Software
Revenue  Recognition," as amended.   SOP  97-2  generally
requires   revenues   earned  on  software   arrangements
involving multiple elements to be allocated to each element based on the relative fair value of the element.

Revenue  from license fees is recognized when  persuasive
evidence of an agreement exists, delivery of the  product
has  occurred,  the  fee is fixed  or  determinable,  and
collectability   is  probable.   The  Company   maintains
certain provisions for product returns and rebates in accordance with SFAS No. 48 "Revenue Recognition when
Right of Return Exists". The Company from time to time will consider arrangements regarding certain customers with payment terms extending beyond customary payment terms not to be fixed or determinable. If the fee is not fixed or determinable, revenue is deferred and recognized when payments become due from the customer providing that all other revenue recognition criteria have been met.

Software  subscription, support, consulting service,  and
training  program  revenue included  in  multiple-element
arrangements  is deferred and recognized on  a  straight-
line basis over the term of the software subscription and
support  agreement.   The fair value of  the  undelivered
elements   (software  subscription,  specified  upgrades,
support, consulting services and training) is generally determined based on the price charged for the undelivered element when sold separately.

j)   Comprehensive income (loss)

Comprehensive  income or loss encompasses net  income  or
loss  and  "other  comprehensive income or  loss",  which
includes all other non-owner transactions and events that
change  stockholders'  equity.  Our  other  comprehensive
income  (loss)  reflects the effect of  foreign  currency
translation  adjustments  on  the  translation   of   the
financial statements from the functional currency of Canadian dollars into the reporting currency of U.S.
dollars.
                             -F9-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)

k)   Reporting currency and foreign currency translation

The  Company's functional currency is the Canadian dollar
since   it  is  the  currency  of  the  primary  economic
environment  in which the Company operates.   Assets  and
liabilities  are  translated into United  States  dollars
using  the current rate of exchange at the balance  sheet
date.    Revenues,  expenses,  gains   and   losses   are
translated into United States dollars using the weighted-average exchange rate prevailing during the period.

(l)  Stock-based compensation

In accordance with the accounting requirements of SFAS
123, the Company uses the fair value   based method of
accounting for stock based employee compensation and stock based compensation to suppliers other than employees. During 2002, CONVERGix issued 6,873,272 shares of common stock to employees for total compensation cost of $1,374,654.

m)   Financial instruments

The  Company's primary financial instruments  consist  of
receivables,  current liabilities, convertible  debt  and
long-term  debt.   The  difference between  the  carrying
values   and  the  fair  market  values  of  the  primary
financial instruments are not material due to the  short-
term   maturities  and/or  the  credit  terms  of   those
instruments.

The   fair  value  of  shareholder  advances  cannot   be
determined, as they do not include any terms  of  payment
(Note 8).

n)   Recovery of long-lived assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell.

o)   Government assistance

Government assistance relating to the purchase of capital assets and other assets is recorded as a reduction of the cost of such assets. Government assistance relating to current expenses is netted against the related expense.

                             -F10-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)


p)   Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share"
(SFAS 128) and SAB No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings
(loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

At   December   31,  2002,  the  effect  of   outstanding
convertible debt has not been included in the loss per share as such amounts would be anti-dilutive.

q)  Recent accounting pronouncements

In  July  2001, the Financial Accounting Standards  Board
(FASB) issued Statement of Financial Accounting Standards
(SFAS)   No.   143,  "Accounting  for  Asset   Retirement
Obligations".   This   statement   addresses    financial
accounting and reporting for obligations associated  with
the  retirement  of tangible long-lived  assets  and  the
associated asset retirement costs. This statement applies
to   all   entities.  It  applies  to  legal  obligations
associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In  June 2002, the FASB issued SFAS No. 146, "Accounting
for  Costs Associated with Exit or Disposal Activities",
which addresses accounting for restructuring and similar
costs.  SFAS  No.  146  supersedes  previous  accounting
guidance,  principally Emerging Issues Task Force  Issue
No.  94-3. SFAS No. 146 requires that the liability  for
costs  associated with an exit or disposal  activity  be
recognized when the liability is incurred, SFAS No.  146
also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS
No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December
31, 2002.

In   December  2002,  the  FASB  issued  SFAS   No.   148
"Accounting  for Stock-Based Compensation-Transition  and
Disclosure   an amendment of FASB Statement No. 123" (FAS
148). The statement amends SFAS 123 "Accounting for Stock-
Based  Compensation:"  (FAS 123) to  provide  alternative
methods of voluntarily transition to the fair value based
method    of   accounting   for   stock-based    employee
compensation.   FAS  148  also  amends   the   disclosure
requirement  of  FAS  123 to require  disclosure  of  the
method   used   to   account  for  stock-based   employee
compensation and the effect of the method on reported results in both annual and interim financial statements.
The disclosure provisions will be effective for the company beginning with the company's quarter ended March
31, 2003. The company has no current intention to change its policy of accounting for stock based compensation.

In  November  2002, the FASB issued FASB  Interpretation
No.   45   ("FIN   45"),  "Guarantor's  Accounting   and
Disclosure   Requirements  for   Guarantees,   Including
Indirect Guarantees of Indebtedness of Others."  FIN  45
requires that a liability be recorded in the guarantor's
balance sheet upon issuance of certain guarantees.   FIN
45 also requires disclosure about certain guarantees that an entity has issued. The disclosure requirements of FIN 45 were effective for fiscal years ending after December 15, 2002.


                             -F11-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)

q)  Recent accounting pronouncements (continued)

In  January  2003,  the FASB issued FASB  Interpretation
No.  46  ("FIN 46"), "Consolidation of Variable Interest
Entities,  an  Interpretation of ARB  No.  51."  FIN  46
requires  certain  variable  interest  entities  to   be
consolidated by the primary beneficiary of the entity if
the  equity  investors in the entity  do  not  have  the
characteristics of a controlling financial  interest  or
do  not have sufficient equity at risk for the entity to
finance  its  activities without additional subordinated
financial  support  from  other  parties.   FIN  46   is
effective for all new variable interest entities created
or  acquired  after  January  31,  2003.   For  variable
interest   entities   created  or  acquired   prior   to
February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the company's financial position or results of operations.

r)   Reclassifications

Certain  reclassifications have been made  in  the  2001
financial   statements   to   conform   to   the    2002
presentation.


3.   Concentrations

Concentrations of Credit Risk

At December 31, 2002, two significant customers accounted
for  55%  of trade accounts receivable and each of  these
two  customers  accounted for  more  than  10%  of  trade
accounts   receivable.   At  December  31,  2001,   three
significant customers accounted for 99% of trade accounts receivable and each of these three customers accounted for more than 10% of trade accounts receivable.

At  December 31, 2002 two creditors accounted for 24%  of
accounts  payable  and accrued liabilities  and  each  of
these  two  creditors  accounted for  more  than  10%  of
accounts  payable and accrued liabilities.   At  December
31, 2001, three creditors accounted for 52% of accounts payable and accrued liabilities and each of these three creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

Concentration in Operations

In  2002, two significant customers accounted for 45%  of
sales and each of these two customers accounted for  more
than 10% of sales.   In 2001, three significant customers
accounted for 38% of sales and each of these three customers accounted for more than 10% of sales.

                             -F12-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)


4.Accounts receivables                                2002             2001

Accounts receivable   trade                       $  71,957          $ 5,808
Allowance for doubtful accounts                     (12,046)             -
Income taxes                                              -           24,272
Harmonized Sales Tax                                      -           54,277
Other                                                   322            9,214
                                                  ---------        ---------
                                                  $  60,233          $93,571
                                                  =========        =========

5.  Discontinued operations

Effective  March  31, 2001, the Company abandoned its
operations of selling supporting hardware and  other
supplies   from  its  subsidiary,  Cynaptec   Information
Systems Inc. in order to concentrate on the development and marketing of the "Amelia" software package.

The results of discontinued operations are as follows:

                                       2002               2001

Revenue                              $       -          $306,654
                                     ---------         ---------
Direct costs                                 -           444,422
Administrative                               -           183,600
                                     ---------         ---------
                                             -          628,022
                                     ---------         ---------
Loss on discontinued operations
  before income taxes                        -         (321,368)

Income taxes expense (recovered)             -          (24,976)
                                     ---------         ---------
Loss on discontinued operations      $       -        $(296,392)
                                     =========         =========

Net liabilities of
   discontinued operations
    Current assets                  $       -          $(67,405)
    Long term liabilities                   -            82,870
                                     ---------         ---------
                                    $       -          $ 15,465
                                     =========         =========

All capital assets owned by Cynaptec Information Systems
Inc. are being used in the continuing operations.


                             -F13-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)

6.Capital assets
                                                      2002       2001
                                        Accumulated   Net        Net
                              Cost     Depreciation  Book Value  Book Value

Computer equipment and
  software                    $548,892  $253,582  $ 295,310   $ 429,034
Leasehold improvements         162,135    23,734    138,401     145,582
Office furniture and equipment 140,846    58,066     82,780      81,301
Trade show booth                27,799     8,094     19,705      83,117
Library                          6,717     6,234        483         961
                              --------  --------  ---------  ----------
                             $ 886,389  $349,710   $536,679    $739,995
                              ========  ========  =========  ==========

7.   Bank indebtedness

The  bank indebtedness, which consists entirely  of  bank
operating  loans,  is  secured  by  a  general   security
agreement covering all assets and personal guarantees and
a   postponement   of   claim  of  current   and   former
shareholders. The bank operating loans bear interest at prime plus 7%.

On  March  22,  2002,  the  Company's  two  wholly  owned
subsidiaries,  Cynaptec  Information  Systems  Inc.   and
InteliSys   Aviation   Systems  Inc.   entered   into   a
forbearance agreement with its Bank, which was further amended on August 1, 2002. Under the terms of the amended forbearance agreement, the Company's two wholly owned subsidiaries are required to establish new banking relationships with alternate lending institutions by November 15, 2002 and shall make the following payments to the Bank:

(a)  the sum of $50,000 on August 6, 2002
(b)  the sum of $25,000 on September 15, 2002
(c)  the sum of $25,000 on October 15, 2002
(d) On November 15, 2002, the sum necessary to payout the remaining funds owing to the bank from both companies, including all legal fees, administrative fees and accrued interest.

The Company's subsidiaries are in default of the terms of
the  forbearance agreement; they have failed to establish
new banking relationships by November 15, 2002 and to pay out their entire indebtedness to the Bank by November 15,
2002.  The Bank has started legal proceedings by filing a
notice   of   action  with  a  statement  of  claim   for
approximately $136,000, (Note 1). The Company has made some payments since the collection proceedings were commenced, but has now requested additional time to obtain the necessary funds to satisfy the remaining amount of the claim. As of April 3, 2003, it is unknown if the Bank will provide the Company with additional time or if the Bank will enforce the attached security.


                             -F14-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)

8.   Long-term debt                                        2002          2001

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
payments to begin Jan. 1, 2003, $315 for first 6 months,
$1,261 for next 44 payments and a final of $641.          $57,960    $ 57,758

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
repayment is calculated as 3% of the gross annual sales
where first payment shall be due January 1, 2003 and
subsequent repayments are due monthly until the
contribution has been repaid.                             205,686     204,968

Bank loan, bearing interest at prime plus 2.5%,
repayable immediately.                                      2,993       3,767

Shareholder loan, unsecured.                                  -        12,466

Bank loan, secured by equipment and a shareholder
guarantee of $12,612, bearing interest at prime plus
1.25%, repayable immediately.                             77,107       76,837

Promissory note, unsecured, bearing interest at 15%
due on demand.                                            25,200       62,780

ACOA, Amelia marketing loan, unsecured repayable
contribution, non-interest bearing, repayable in 39
monthly instalments of $5,256.  First repayment shall
be due February 1, 2004.                                 229,568       177,397

Promissory notes, unsecured, bearing interest at
varying rates between 6.7% - 15%, repayable between
August, 2001 and January, 2003.                          255,683       143,593

BDC leasehold loan, secured by shareholder guarantee
and general security agreement covering equipment,
bearing interest at 10.8%, repayable in 3 consecutive
monthly payments of $631, beginning November 15, 2002,
followed by 43 consecutive payments of $1,605,
beginning February 15, 2003 and one final payment
of $1,611 on September 15, 2006.                          71,190        72,197

Former shareholder loan, bearing interest at 26%,
repayable in minimum monthly instalments of $1,099,
beginning in December 2002 and continuing until
balance is paid in full.                                 101,134          -

Shareholder loan, non-interest bearing,
no set terms of repayment.                                8,581        49,446
                                                        --------       -------
                                                       1,035,102       861,209


Less current portion of long-term debt                   401,913       270,670
                                                        --------       -------
                                                        $633,189      $590,539
                                                        ========       =======
The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are approximately as follows:



                             -F15-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)


8.   Long-term debt (continued)

     2003          $ 401,913
     2004            127,896
     2005            135,152
     2006            128,276
     2007             84,404
     thereafter      157,461

At  December  31,  2002  the Company  is  in  default  on
principal   and  interest  payments  for  many   of   its
obligations as follows:

     Principal payments in default $    334,523
     Interest payments in default       115,612
                                    -----------
                                       $450,135
                                    ===========


All debt in default has been classified as part of current liabilities at December 31, 2002. The Company is in the process of refinancing both its long-term and short-term debt obligations.


9.   Minority interest

At  December  31,  2002, minority  interest  consists  of
preferred  shares of CONVERGix Inc. and preferred  shares
of  Cynaptec  Information Systems, Inc. At  December  31,
2001,  the minority interest consists of preferred shares
of   Cynaptec  Information  Systems  Inc.   The  minority
interest  in  Cynaptec arose following the corporate  re-
organization  on January 18, 2001. The minority  interest
in   CONVERGix  arose  following  the  merger  with  Apta
Holdings Inc. on December 31, 2002 as the preferred stock of CONVERGix was not acquired by Apta in the merger.
(Note 2 (a)).



10.  Capital stock

As  indicated  in  Note 2(a), the merger  between  Apta  and
CONVERGix   has   been  accounted  for   as   a   reverse
acquisition.   Accordingly the amounts  shown  as  issued
capital in the consolidated financial statements reflects the issued capital of the legal subsidiary ("accounting acquirer") CONVERGix plus the cost of the purchase.

The  capital  structure (ie. number and  types  of  stock
outstanding)  presented  in  the  consolidated  financial
statements  reflects  that  of  the  legal  parent,  Apta
including   the  stock  issued  to  effect  the   reverse
takeover.

At December 31, 2002, the Company is authorized to issue:

1) 100 shares of preferred stock, par value $0.001 per share.

2) 10,000,000 shares of common stock, par value $0.001 per share.

At December 31,2002, there are 6,295,000 shares of Common
Stock outstanding, including 3,295,000 shares issued as part of the merger with CONVERGix. In addition, there are 21,788,333 issued and outstanding Special Class B
"Exchangeable  Shares" in Apta's wholly owned  subsidiary
Intelisys Acquisition Inc. As outlined in Note 2, the exchangeable shares have equal voting rights and equal economic value as Apta common shares as they may be exchanged by the holder at any time on a one-for-one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date.


                             -F16-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)


10.  Capital stock (continued)

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at December 31, 2002 and have been included in calculating the basic loss per share.

The Consolidated Statement of Shareholders' Deficiency on
page  4  outlines all transactions of CONVERGix involving
capital  stock in 2001 and 2002.  During 2002,  CONVERGix
issued 6,873,272 shares of common stock to employees  for
compensation.   The  common stock and  the  cost  of  the
services received as consideration were recorded at the fair value of the common stock issued, of $0.20 per security, which represents the average price at which common stock was issued for cash in 2002.

During  2002, CONVERGix also issued 5,988,750  shares  of
common  stock  to  non-employees  for  compensation   for
services.  The common stock and the cost of the  services
received as consideration were recorded at the fair value
of  the  common  stock issued or the fair  value  of  the
services   received   whichever  was   more   reasonably
determinable.

11.  Commitments

The Company has an $84,997 credit note from a preferred shareholder, which it intends to use to purchase capital assets in the next twelve months.

The Company is committed to minimum annual lease payments under various operating leases for office space and certain computer equipment. The minimum payments required under these leases for each of the five years subsequent to December 31, 2002 are approximately as follows:

               2003   $ 108,893
               2004      91,384
               2005      91,384
               2006      91,384
               2007      15,231

All the operating leases for computer equipment will expire in 2003. The lease for office space expires on February 28, 2007.


12.  Redeemable shares

Under the terms of a share subscription agreement with an investor, the Company agrees to repurchase, on or before March 1, 2003 all of the 2,666,667 shares issued to the investor in October 2002 for a re-purchase price per security equal to the greater of the a) then-current market value of the securities or b) $0.34 per security in Canadian dollars.

The  investor  purchased  the shares  for  $504,000.   At
December 31, 2002, the redemption value of the shares has been classified as a current liability, at $0.34 CDN per security since it is higher than the market value at March 1, 2003.


                             -F17-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)


12.  Redeemable shares (continued)

The Company has not redeemed the shares of the investor as at April 3, 2003. These shares have been included in the calculation of the basic loss per share.


13.  Income taxes

At December 31, 2002, the Company has significant operating losses and other undeducted amounts for tax purposes that may be offset against future taxable income. The future income tax asset arising from these items has been reduced to nil by a valuation allowance due to uncertainties regarding the utilization of the future income tax assets. (Note 1)

The income tax expense of $24,744 represents the write-down of a previously recognized income tax asset, as part of the valuation allowance.


14.    Loss per share

The following table sets forth the computation of loss per share for the years ended December 31, 2002 and 2001:

Numerator:                                                2002        2001

Net loss                                             $(4,292,986)$(1,697,852)

 Denominator
 Reflects the shares issued to effect the reverse
   acquisition of Apta                                14,781,958

 Weighted average number of shares outstanding
   during the period                                              19,340,438
    Loss    per   share                                  ($0.29)      ($0.09)



15.     Related party transactions

(a)  Accounts  payable  at  December  31,  2002   include
     amounts   owing   to  shareholders,   officers   and
     employees of $224,872 (2001 - $38,793).

(b)  During the year, the Company expensed $55,192  (2001
     - $37,190) of interest charges on a loan payable to a related party.

(c)  During the year, a shareholder paid $30,226 (2001  -
     $11,227) of operating expenses for the Company, which is recorded as a liability of the Company at December 31, 2002.

(d)  During the year, the Company paid interest of $5,813
     (2001    nil) on a shareholder's personal debt which
     is related to personal property of the shareholder that is pledged as security for the Company's debt obligations.


                             -F18-

Apta Holdings, Inc.
Notes to the Consolidated Financial Statements
December 31, 2002
(in US dollars)


16.  Convertible debt

Convertible  debt at December 31, 2002 consists  of  debt
which  is convertible into common stock.  There is  no
interest  or  beneficial  conversion  features   on   the
convertible debt.

Details on debt converted into common stock into 2002 are as follows:

Debt  proceeds received in 2002, which was converted into
common stock                                                  $595,350
Outstanding  promissory notes at December  31,  2001which
were converted
  into common stock in 2002                                    167,923
Shareholder loan at December 31, 2001 which was converted
into common
  stock in 2002                                                138,600
                                                              --------

Total debt converted in 2002                                  $901,873
                                                              ========
There was no beneficial conversion on the debt converted in 2002.


                             -F19-

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure
-----------------------------------------------------------

On February 19, 2003, the Board of Directors of APTA Holdings Inc. (the "Company") unanimously approved the dismissal of Haefele, Flanagan & Co., P.C. and the appointment of Grant Thornton LLP as the independent accountant for the company and subsidiary. The Company engaged Grant Thornton LLP on February 19, 2003.

In connection with the audits of the two fiscal years ended December 31, 2001 and 2000 and the interim period ending September 30, 2002, there were no disagreements with Haefele, Flanagan & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Haefele, Flanagan & Co., P.C. on the financial statements of the Company as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclosure of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company's two most recent fiscal years, and through February 19, 2003, we have not consulted with Grant Thornton LLP regarding any of the matters specified in Item 304(a)(2) of Reg. S-K.



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

The following table sets forth information with respect to the executive officers, key personnel, directors and nominees to become directors of the
Company:

                              Age               Title
                              ----              -------------------------
Ralph Eisenschmid              36               President, CEO,
                                                and Director

Jock English                   53               Vice President, Sales and
                                                Marketing, Secretary
                                                and Director

Malcolm Little                 36               Chief Technology Officer,
                                                Treasurer and Director

Denis Gallant                  30               Chief Financial Officer

Ralph Eisenschmid - Founder/President

Mr. Eisenschmid created the InteliSys / Amelia concept in 1987. Over the past 14 years he has led the sales, implementation and development of a broad range of software for the operation and management of 19 mid-sized airlines. Prior to his career in aviation, he co-founded a software joint venture that developed and implemented innovative solutions for industries that included
travel   services,   transportation,  construction,   and pharmaceuticals.

Mr. Eisenschmid was instrumental in designing, organizing, and implementing a new operating division of a domestic airline to manage the operational needs of an international tour operator. As well as being a proven systems analyst and programmer, he has had experience as a licensed multi-engine commercial airline pilot. Mr. Eisenschmid speaks three languages, and has extensive real-world business experience implementing and supporting high performance airline technology solutions internationally.

Jock English - Vice President, Sales and Marketing

Mr. English has over 20 years experience in software development, marketing and sales. His primary experience has been in managing both sales and marketing of mission critical enterprise software systems for both U.S. and Canadian software firms. During his employment with a U.S. based Fortune 300 software firm Mr. English was responsible for product introduction and initial sales activities for a family of software products to markets in over 50 countries. Mr. English is a registered professional engineer in Canada and a holds both U.S. and Canadian private pilots licenses.

Malcolm Little - Chief Technology Officer

Mr. Little presently serves as the senior Amelia software project manager and chief technology officer for Convergix. He has demonstrated a high rate of success in proposing, budgeting, staffing, and implementing large-scale software projects. Prior to Convergix he served as Senior Project Manager for EDS Systemhouse where he managed large teams of Oracle resources in postproduction database support, application development and package integration. Mr. Little has eight years experience in project management, cost/benefit analysis, budget management, testing, implementing and training for large software development projects. Mr. Little holds undergraduate degrees in engineering and computer science, and a M.Sc. in Computer Science.

Denis Gallant - Chief Financial Officer

Mr. Gallant has recently joined Apta Holdings Inc., as its Chief Financial Officer. Mr. Gallant comes with over 8 years of experience in the accounting field. More notably, Mr. Gallant served as Chief Accountant for another publicly traded company. His primary responsibilities was overseeing the accounting and financial reporting to both the Securities and Exchange Commission and other external customers. Mr. Gallant speaks two languages and holds a Bachelor of Business Administration degree with a Major in Accounting.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

We do not have audit, nominating or compensation committees.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation of the named executive officers for each of the Registrant's last three completed fiscal years.

                           Summary Compensation Table

                                                                      Long Term Compensation
                                                                      ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                         Securities    Long-
Name and                                               Annual       Restricted       Underlying    Term      All other
Principle                                              Compen-        Stock            Options    Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)          ($)      Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------
Ralph          2002     $78,750         $  0          $12,087(1)     1,007,954(3)         0        0           0
Eisenschmid,   2001      50,400            0                0          0                  0        0           0
President,     2000      29,077            0                0          0                  0        0           0
CEO


Jock           2002     $52,920         $  0          $26,073(1)     290,550(4)           0        0           0
English,       2001     $25,200         $  0          $ 7,875(2)       0                  0        0           0
Vice Pres.,    2000     $11,630         $  0                0          0                  0        0           0
Sales &
Marketing

Malcolm        2002     $63,000         $  0          $12,600(1)       5,000(5)           0        0           0
Little,        2001      39,875         $  0                0          0                  0        0           0
Chief          2000      52,920         $  0                0          0                  0        0           0
Technology
Officer


(1)  Other annual compensation represents retroactive pay increases.
(2)  Represents commissions
(3) Mr. Eisenschmid received 5,039,772 Exchangeable Shares to reflect his minimal pay during the past several years.
(4) Mr. English received 1,500,000 Exchangeable shares to reflect his working for minimal pay since joining Convergix and in lieu of $9,450 in unpaid commissions.
(5)  Mr. Little received 25,000 Exchangeable shares as a bonus.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information as of December 31, 2002 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group.

                               Shares of     Percentage of
                              Common Stock    Outstanding
Name and Address              Beneficially    Common Stock
of                 Position      Owned        Beneficially
Beneficial Owner                   <F1>        Owned<F2>
----------------  ---------  ------------  --------------
Ralph Eisenschmid  Officer,    13,347,105        47.53%
<F3>               Director
65 Matheieu-
Martin
Grand Barachois
New Brunswick
Canada
E4P 7V7

Jock English       Officer,     1,500,000         5.34%
113 Cap Brule      Director
Road
Boudreau West,
New Brunswick
Canada E1P 6J1

Malcolm Little     Officer,       25,000          0.09%
60 Methodist       Director
Point Road
Mundleville New
Brunswick
Canada E4W 2L5

Lloyd Poirier      Investor     2,295,000         8.17%
50 Poirier
Leblanc Road
Grand Digue New
Brunswick
Canada E4R 4R3

Mohamed Juman      Investor     2,666,667         9.50%
PO Box 743
Manama
Kingdom of
Bahrain


All Directors and              14,872,105        52.96%
Officers as a
group
(2 persons)


-----------------

<F1>   Includes shares of InteliSys Acquisition Co., exchangeable into shares of Apta Holdings, Inc. on a one-for-one basis (Exchangeable Shares).

<F2>   Based upon 28,083,333 common shares outstanding as of the date of this form 10-KSB, including shares exchangeable into common shares of Apta Holdings, Inc.

<F3>   Includes 783,333 shares owned by Charlene Eisenschmid, wife of Ralph
Eisenschmid.

Compensation of Directors

There are no arrangements for the compensation of Directors for any services provided as a director including committee participation or special assignments.

Employment Agreements

Convergix, InteliSys and Cynaptec currently have no employment agreements
with  their  executive officers.   Officers  are compensated for services as
the services are rendered.

Option/SAR Grants, Aggregated Option/SAR Exercises and Option/SAR Repricings

No options were granted or exercised during the year ending December 31, 2002. Convergix does not have any stock options issued and outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A foreign investor subscribed for 2,666,667 common shares of Convergix at CAD$0.30 (approximately $.20 US) per share for a total investment of CAD$800,000 (approximately $504,000 US). Apta assumed all of the rights and obligations of Convergix under that subscription agreement, and issued 2,666,667 common shares of Apta to the investor when Apta acquired Convergix. The subscription agreement required Convergix (and therefore Apta) to repurchase the shares held by the foreign investor no later than March 1, 2003, at a price equal to the greater of (I) the last closing price of the shares on the Over-the-Counter Bulletin Board and (ii) CAD$0.34 (approximately $.22 US) per share. Apta had not redeemed the shares of the investor as of March 31, 2003. For financial statement purposes, these shares are reflected as redeemable shares in current liabilities.

During the year ended December 31, 2002, the Company issued 196,000 shares to its non-executive employees to thank them for working for minimal pay and foregoing pay increases for a period of time. These shares were issued for nil consideration and are valued at $.20 per share for financial statement purposes.

During the year ended December 31, 2002, the Company issued 683,000 shares to Charlene Eisenschmid, wife of Ralph Eisenschmid, in exchange for a $129,150 mortgage taken on behalf of the Company.

During the year ended December 31, 2002, the Company issued 100,000 shares to Charlene Eisenschmid in lieu of wages for services rendered but uncompensated during the previous 2 years. These shares were valued at $.20 per share for financial statement purposes.

During the year ended December 31, 2002, the Company issued 5,039,772 shares to Ralph Eisenschmid, an officer and director, as compensation for minimal pay during the past several years. The shares were valued at $.20 per share for financial statement purposes.

During the year ended December 31, 2002, the Company issued 1,500,000 shares to Jock English, an officer and director, in consideration of $9,450 in unpaid commissions and to reflect Mr. English working for minimal pay since joining the Company. The shares were valued at $.20 per share for financial statement purposes.

During the year ended December 31, 2002, the Company issued 25,000 shares to Malcolm Little, an officer and director, as a bonus. These shares were valued at $.20 per share for financial statement purposes.

During the year ended December 31, 2002, the Company issued to Lloyd Poirier, a former director of the company, 2,295,000 shares as a severance package. These shares were valued at $.20 per share for financial statement purposes.

During the year ended December 31, 2002, the Company issued 1,000,000 shares to Three Eff Corporation as part of its acquisition cost for Convergix Inc. These shares were valued at $.20 per share for financial statement purposes.


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

*10.05        Apartment Management Agreement

*11.01        Statement re:  Computation of Earnings per Share

*21.1         List of Subsidiaries of Registrant

*23.01        Consent of Haefele, Flanagan & Co., P.C.

+99.3         Voting Agreement

+99.4         Share Exchange Agreement

+99.6         Asset Sale Consulting Agreement

+99.13        Supplemental Agreement to Share Exchange Agreement

+99.13        Guaranty of Principals

(b) Reports on Form 8-K
    -------------------

o Report on Form 8-K filed December 4, 2002 with respect to the signing on November 22, 2002 of the Share Exchange Agreement whereby Apta Holdings, Inc. was to acquire Convergix Inc., a Canadian corporation which provides a comprehensive software solution, custom programming, and hosting services to mid-sized airlines and aircraft fleet operators.

o Report on Form 8-K filed January 10, 2003 with respect to the closing, on December 31, 2002, of the Share Exchange Agreement entered into on November 22, 2002, whereby Apta Holdings, Inc. acquired Convergix Inc., a Canadian corporation which provides a comprehensive software solution, custom programming, and hosting services to mid-sized airlines and aircraft fleet operators.

o Amended Report on Form 8-K/A filed January 21, 2003 to file the audited financial statements for the Share Exchange Agreement that closed December 31, 2002, referenced above.

o Report on Form 8-K filed February 21, 2003 reporting the change in certifying accountant from Haefele, Flanagan & co., P.C. to Grant Thornton, LLP.


---------

The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the Registrant's Registration Statement on Form 10-SB number 0-26777, effective September 20, 1999.

The exhibits designated above with a plus sign (+) have been previously filed with the Commission, and are incorporated by reference to the Registrant's Definitive Information Statement filed on December 3, 2002.


ITEM 14    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer/principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            APTA HOLDINGS, INC.
                                            (Registrant)

Date: April 15, 2003

                                            /S/  Ralph Eisenschmid
                                        -----------------------------------
                                          Ralph Eisenschmid, President



Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            APTA HOLDINGS, INC.
                                            (Registrant)

Date: April 15, 2003

                                            /S/  Ralph Eisenschmid
                                        -------------------------------------
                                            Ralph Eisenschmid, President,
                                     CEO and Director


                                            /S/  Jock English
                                       -------------------------------------
                                            Jock English, Vice President
                                     Sales & Marketing, Director

                                            /S/  Malcolm Little
                                       -------------------------------------
                                            Malcolm Little, Chief
                                     Technology Officer

                         CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of APTA HOLDINGS, INC. (the "Company") on Form 10KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ralph Eisenschmid, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Ralph Eisenschmid

Ralph Eisenschmid

Chief Executive Officer
April 15, 2003

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of APTA HOLDINGS, INC. (the "Company") on Form 10KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Denis Gallant, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Denis Gallant

Denis Gallant

Chief Financial Officer
April 15, 2003

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Ralph Eisenschmid, the Chief Executive Officer of APTA HOLDINGS, INC., certify that:

1. I have reviewed this annual report on Form 10-KSB of APTA HOLDINGS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                /s/ Ralph Eisenschmid
                                   -----------------------------
                                   Ralph Eisenschmid, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Denis Gallant, the Chief Financial Officer of APTA HOLDINGS, INC., certify that:

1. I have reviewed this annual report on Form 10-KSB of APTA HOLDINGS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being\ prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                 /s/ Denis Gallant
                                    -----------------------------
                                    Denis Gallant, Chief Financial Officer