Form 10QSB
period 2003-03-31
APTA HOLDINGS INC
filed 2003-05-15
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

The Company had 6,895,000 shares of common stock, par value $.001 per share, outstanding as of May 14, 2003. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in Apta's wholly owned subsidiary InteliSys Acquisition Inc. As outlined in Note 2 to the Financial Statements, the exchangeable shares have equal voting rights and equal economic value as Apta common shares as they may be exchanged by the holder at any time on a one-for-one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]

                APTA HOLDINGS, INC.
            INDEX TO FINANCIAL STATEMENTS
                                                                   PAGE
PART 1.   FINANCIAL INFORMATION                                   ----

      ITEM 1.   FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEETS   UNAUDITED..................................1

CONSOLIDATED STATEMENTS OF OPERATIONS   UNAUDITED........................2

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY   UNAUDITED...........3

CONSOLIDATED STATEMENTS OF CASH FLOWS   UNAUDITED........................4

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   UNAUDITED...............5-12


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................19

      ITEM 3.   CONTROLS AND PROCEDURES.................................22

PART II.  OTHER INFORMATION.............................................23

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...............23

      SIGNATURES........................................................24-27

                             APTA HOLDINGS, INC.
                       CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 2003 AND DECEMBER 31, 2002
                               (Unaudited)

                                  ASSETS
                                                    March 31,      December 31,
                                                        2003          2002
                                                  -----------       -----------

Current Assets
 Cash                                                    -0-          39,633
 Receivables (net of allowance for doubtful
  accounts at 3/31/03 of $13,669;
  at 12/31/02 $12,046)                                29,776          60,233
 Prepaid expenses                                     69,028          13,360
                                                   ----------     ----------
 Total current assets                                 98,804         113,226


 Capital assets (net of accumulated depreciation
  of $411,015 at 3/31/03; $349,710 at 12/31/02)      567,238         536,679
 Other intangibles                                        11              11
                                                   ----------     ----------

TOTAL ASSETS                                       $ 666,053      $ 649,916
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank indebtedness                               $    8,990      $     -0-
  Bank operating loans (Note 4)                       57,083         52,886
  Accounts payable                                 1,487,889      1,322,151
  Accrued expenses and other liabilities             393,412        348,484
  Current portion of long-term debt (Note 5)         435,054        401,913
  Redeemable shares (Note 7, 9)                      616,534        571,200
                                                  ----------      ----------
   Total current liabilities                       2,998,962      2,696,634

Deferred revenue                                      93,084         58,541
Convertible debt (Note 12)                             8,262          7,654
Long-term debt (Note 5)                              796,043        633,189
                                                  ----------      ----------
                                                   3,896,351      3,396,018
                                                  ----------      ----------
Minority Interest (Note 6)                         1,464,446      1,332,502
                                                  ----------      ----------

Shareholders' deficiency
Capital stock (Notes 6, 7)                            28,033         28,033
Additional paid in capital (Note 7)                3,132,319      3,132,319
Accumulated other comprehensive (loss) income     (  128,767)       203,536
Deficit                                           (7,726,329)    (7,442,492)
                                                   ---------       ---------
                                                  (4,694,744)    (4,078,604)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                           $ 666,053      $ 649,916
                                                   ==========     ==========

Commitments (Note 8)
      See accompanying notes to the consolidated financial statements.

                             APTA HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                               (Unaudited)

                                               2003                  2002
                                            -----------          -----------
Revenue                                    $  149,691            $    93,818

Costs and expenses
  Selling, general and
    administrative expenses                   408,653                330,110
                                            ---------              ---------
Operating loss                               (258,962)              (236,292)

Other income (deductions)
Interest expense                             ( 24,875)              ( 75,127)
                                             ---------              --------
Loss before income taxes                     (283,837)              (311,419)
                                             --------               --------

Income taxes (Note 10)                            -0-                 24,357
                                             --------               --------

Net loss                                    $(283,837)             $(335,776)
                                            =========              =========

Net loss per share-basic and diluted            ($.01)                 ($.01)
                                            =========              =========

Weighted average common shares
   outstanding                             28,083,333              25,083,333
                                           ==========              ==========

      See accompanying notes to the consolidated financial statements.

                             APTA HOLDINGS, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                   (UNAUDITED)


                                                             Accumulated
                                 Additional                  Other            Total
               Common Stock      Paid in       Accumulated   Comprehensive Stockholder's
             Shares     Amount   Capital       Deficit        Loss           Deficit
             -----------------   -----------   --------     ------------  -------------
Balance
12/31/2002   28,083,333 $ 28,033  $3,132,319    $(7,442,492)  $ 203,536     $(4,078,604)

Net loss       -          -            -         (  283,837)    -              -

Currency
translation
adjustment     -          -            -                -      (332,303)       -

Total
comprehen-
sive loss      -          -            -                -       -            (  616,140)
             ----------- --------- ------------  -----------   ------------  -------------
Balance
03/31/2003   28,083,333 $ 28,033  $3,132,319    $(7,726,329)  $(128,767)    $(4,694,744)
             =========== ========= ============  ===========   ============  =============



                             APTA HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                               (Unaudited)

                                                      2003            2002
                                                 -----------     -----------
Increase(decrease) in cash and cash equivalents

Operating activities
   Net loss from operations                   $(  283,837)      $(  335,776)
   Adjustments to reconcile net loss
     to net cash used in continuing
      operations:
    Items not affecting cash
     Depreciation and amortization                 32,563             40,140
     Deferred revenue                              29,897           (  5,515)
 Changes in non-cash working capital items
     Accounts receivable                           35,237              4,656
     Prepaid expenses                             (54,608)             3,436
     Accounts payable and accrued liabilities      78,076           (101,517)
                                                  --------         ---------
Net cash used in continuing
  operating activities                         (  162,672)       (   394,576)

Financing activities
   Net proceeds from long-term debt               119,180            208,294
   Repayment of long term debt                   (  5,336)               -0-
   Net proceeds received from convertible debt        -0-            272,916
   Repayment of operating loan                        -0-           ( 76,796)
                                                  --------         ---------
Net cash provided by financing activities         113,844            404,414

Investing activities
   Payable to minority interest                    26,189          (     806)
   Acquisition of capital assets (net)           ( 21,514)               -0-
                                                  -------            -------
Net cash provided by
  (used in) investing activities                    4,675           (    806)
                                                  -------            -------
Effects of exchange rates on cash                 ( 4,470)               -0-

Net (decrease) increase in cash and
  cash equivalents                                (48,623)             9,032


Cash and cash equivalents, beginning of period     39,633                310
                                                  -------            -------
Cash and cash equivalents (deficiency),
 end of period                                    $(8,990)           $ 9,342
                                                  =======            =======


      See accompanying notes to the consolidated financial statements.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)



1.   Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations over the past (2) years and has not been able to meet its obligations as they come due. At March 31, 2003 and December 31, 2002 the Company has a severe working capital deficiency and a net shareholders' deficiency. In addition, the Company's two wholly owned subsidiaries are currently in default under a forbearance agreement with their Bank and the Bank has commenced legal proceedings against the subsidiaries by filing a notice of action with a statement of claim attached (Note 4). These factors, among others, strongly indicate that the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management's plans

As indicated in the consolidated financial statements, the Company has incurred losses from continuing operations of $283,837 and $335,776 for the 3 months ended March 31, 2003 and 2002 respectively. The Company also has a severe working capital deficiency, and a net shareholders' deficiency at March 31, 2003. Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

The Company has undergone an informal financial restructuring and has reached agreements with the majority of unsecured trade creditors. Management continues to focus on seeking new customers and seeking new sources of financing.




2.   Summary of significant accounting policies

(a)  Basis of presentation

These unaudited consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America and have been prepared on the same basis as the annual audited consolidated financial statements. These consolidated financial statements have been prepared by the Company without audit.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)


2.   Summary of significant accounting policies (continued)

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 2002 and 2001 included in the company's Annual Report on Form 10-KSB.

b)   Nature of operations

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

The merger was accounted for as a reverse acquisition and resulted in CONVERGix becoming the accounting acquirer, whereby the historical financial statements of Apta have become those of CONVERGix. Accordingly, the financial statements include the consolidated accounts of CONVERGix Inc. as at and for the three months ended March 31, 2003, at December 31, 2002, and for the three months ended at March 31, 2002.

In conjunction with the merger and recapitalization of CONVERGix, CONVERGix's 25,083,333 shares of issued and outstanding common stock were reclassified into common stock of Apta or exchangeable shares of InteliSys Acquisition Inc., which represent Apta common stock equivalents. Because Apta was inactive at the time of the merger, on December 31, 2002, net assets acquired were Nil.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)


b)   Nature of operations  (continued)

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

c)   Principles of consolidation

Consistent with the application of reverse acquisition accounting, the consolidated financial statements include the accounts of CONVERGix Inc. and its wholly owned subsidiaries, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc. Significant inter-company transactions have been eliminated on consolidation.

d)   Financial instruments

The Company's primary financial instruments consist of receivables, current liabilities, convertible debt and long-term debt. The difference between the carrying values and the fair market values of the primary financial instruments are not material due to the short-term maturities and/or the credit terms of those instruments.

The fair value of shareholder advances cannot be determined, as they do not include any terms of payment (Note 5).



3.   Concentrations

Concentrations of Credit Risk

At March 31, 2003, two significant customers accounted for 27% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)


3.   Concentrations (continued)

At December 31, 2002, two significant customers accounted for 55% of trade accounts receivable and each of these three customers accounted for more than 10% of trade accounts receivable.

At March 31, 2003 one creditor accounted for 20% of accounts payable and accrued liabilities. At December 31, 2002, two creditors accounted for 24% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

Concentration in Operations

For the three months ended March 31, 2003, three significant customers accounted for 52% of sales and each of these three customers accounted for more than 10% of sales. In 2002, two significant customers accounted for 45% of sales and each of there two customers accounted for more than 10% of sales.


4.   Bank operating loans

The Bank operating loans are secured by a general security agreement covering all assets and personal guarantees and a postponement of claim of current and former shareholders. The bank operating loans bear interest at prime plus 7%.

On March 22, 2002, the Company's two wholly owned subsidiaries, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc. entered into a forbearance agreement with their Bank, which was further amended on August 1, 2002. Under the terms of the amended forbearance agreement, the Company's two wholly owned subsidiaries are required to establish new banking relationships with alternate lending institutions by November 15, 2002 and shall make the following payments to the Bank:

(a)  the sum of $50,000 on August 6, 2002
(b)  the sum of $25,000 on September 15, 2002
(c)  the sum of $25,000 on October 15, 2002
(d) On November 15, 2002, the sum necessary to payout the remaining funds owing to the bank from both companies, including all legal fees, administrative fees and accrued interest.

The Company's subsidiaries are in default of the terms of the forbearance agreement; they have failed to establish new banking relationships by November 15, 2002 and to pay out their entire indebtedness to the Bank by November 15, 2002. The Bank has started legal proceedings by filing a notice of action with a statement of claim for approximately $136,000, (Note 1). The Company has made some payments since the collection proceedings were commenced, but has now requested additional time to obtain the necessary funds to satisfy the remaining amount of the claim. As of April 30, 2003, it is unknown if the Bank will provide the Company with additional time or if the Bank will enforce the attached security.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)
                                                         March 31   December 31
5.   Long-term debt                                        2003          2002


Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
payments to begin Jan. 1, 2003, $340 for first 6 months,
$1,360 for next 44 payments and a final of $680.          $  61,540    $  57,960

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
repayment is calculated as 3% of the gross annual sales
where first payment shall be due January 1, 2003 and
subsequent repayments are due monthly until the
contribution has been repaid.                               220,105      205,686

Bank loan, bearing interest at prime plus 2.5%,
repayable immediately.                                        3,230        2,993

Bank loan, secured by equipment and a shareholder
guarantee of $13,600, bearing interest at prime plus
1.25%, repayable immediately.                                83,227       77,107

Promissory note, unsecured, bearing interest at 15%
due on demand.                                               27,200       25,200

ACOA, Amelia marketing loan, unsecured repayable
contribution, non-interest bearing, repayable in 39
monthly instalments of $5,668.  First repayment shall be
due February 1, 2004.                                       268,531      229,568

Promissory notes, unsecured, bearing interest at
varying rates between 6.7% - 15%, repayable between
August, 2001 and February 2005.                             375,902      255,683

BDC leasehold loan, secured by shareholder guarantee
and general security agreement covering equipment,
bearing interest at 10.8%, repayable in 3 consecutive
monthly payments of $680, beginning November 15, 2002,
followed by 43 consecutive payments of $1,731, beginning
February 15, 2003 and one final payment of $1,744 on
September 15, 2006.                                         74,429        71,190

Former shareholder loan, bearing interest at 26%,
repayable in minimum monthly installments of $1,186,
beginning in December 2002 and continuing until balance
is paid in full.                                           109,160       101,134

Shareholder loan, non-interest bearing, no set terms
of repayment.                                                7,773         8,581
                                                         ---------     ---------
                                                         1,231,097     1,035,102

Less current portion of long-term debt                     435,054       401,913
                                                         ---------     ---------
                                                         $ 796,043     $ 633,189
                                                         =========     =========

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

5.   Long-term debt (continued)

The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2003 are approximately as follows:

     2004 $         460,082
     2005           148,197
     2006           248,123
     2007           138,876
     2008            96,251
     thereafter     139,568

At March 31, 2003 the Company is in default on principal and interest payments for many of its obligations as follows:

     Principal payments in default $    389,632
     Interest payments in default       144,515
                                      -------------
                                   $    534,147

All debt in default has been classified as part of current liabilities at March 31, 2003. The Company is in the process of refinancing both its long-term and short-term debt obligations.


6.   Minority interest

At March 31, 2003 and December 31, 2002, minority interest consists of preferred shares of CONVERGix Inc. and preferred shares of Cynaptec Information Systems, Inc. The minority interest in CONVERGix arose following the merger with Apta Holdings Inc. on December 31, 2002 as the preferred stock of CONVERGix was not acquired by Apta in the merger. (Note 2 (b)). The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.


7.   Capital stock

As indicated in Note 2(b), the merger between Apta and CONVERGix has been accounted for as a reverse acquisition. Accordingly the amounts shown as issued capital in the consolidated financial statements reflects the issued capital of the legal subsidiary ("accounting acquirer") CONVERGix plus the cost of the purchase.

The capital structure (i.e. number and types of stock outstanding) presented in the consolidated financial statements reflects that of the legal parent, Apta including the stock issued to effect the reverse takeover.

At March 31, 2003, the Company is authorized to issue:

1)   100 shares of preferred stock, par value $0.001 per share.

2)   10,000,000 shares of common stock, par value $0.001 per share.

At March 31, 2003, there are 6,295,000 shares of Common Stock outstanding, including 3,295,000 shares issued as part of the merger with CONVERGix. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in Apta's wholly

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

7.   Capital stock (continued)


owned subsidiary InteliSys Acquisition Inc. As outlined in Note 2(b), the exchangeable shares have equal voting rights and equal economic value as Apta common shares as they may be exchanged by the holder at any time on a one-for-one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at March 31, 2003 and have been included in calculating the basic loss per share.



8.   Commitments

The Company has a $65,554 credit note from a preferred shareholder, which it intends to use to purchase capital assets in the next twelve months.

The Company is committed to minimum annual lease payments under various operating leases for office space and certain computer equipment. The minimum payments required under these leases for each of the five years subsequent to March 31, 2003 are approximately as follows:

               2003 $   117,535
               2004      98,637
               2005      98,637
               2006      98,637
               2007      16,440

All the operating leases for computer equipment will expire in 2003. The lease for office space expires on February 28, 2007.



9.   Redeemable shares

Under the terms of a share subscription agreement with an investor, the Company agrees to repurchase, on or before March 1, 2003 all of the 2,666,667 shares issued to the investor in October 2002 for a re-purchase price per security equal to the greater of the a) then-current market value of the securities or b) $0.34 per security in Canadian dollars.

The investor purchased the shares for $504,000. At March 31, 2003, the redemption value of the shares has been classified as a current liability, at $0.34 CDN per security since it is higher than the market value at March 1, 2003.

The Company has not redeemed the shares of the investor as at April 30, 2003. These shares have been included in the calculation of the basic loss per share.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)


10.  Income taxes

At March 31, 2003, the Company has significant operating losses and other undeducted amounts for tax purposes that may be offset against future taxable income. The future income tax asset arising from these items has been reduced to nil by a valuation allowance due to uncertainties regarding the utilization of the future income tax assets.

The income tax expense for the three months ended March 31, 2002 represents the write down of a previously recognized income tax asset, as part of the valuation allowance.



11.  Related party transactions

(a) Accounts payable at March 31, 2003 include amounts owing to shareholders, officers and employees of $319,319 (December 31 2002 - $224,872).

(b) During the 3 months ended March 31, 2003, the Company expensed $6,773 (2002 - $17,542) of interest charges on a loan payable to a related party.

(c)  During the 3 months ended March 31, 2003, the Company paid interest of
$1,527 (2002   nil) on a shareholder's personal debt which is related to
personal property of the shareholder that is pledged as security for the Company's debt obligations.



12.  Convertible debt

Convertible debt at March 31, 2003 consists of debt which is convertible into common stock. There is no interest or beneficial conversion features on the convertible debt. At March 31, 2003 the effect of outstanding convertible debt has not been included in the loss per share calculation, as such amounts would be anti-dilutive.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General


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

On December 31, 2002, Apta acquired CONVERGIX, Inc., a Canadian corporation, pursuant to a share exchange agreement dated November 22, 2002. Pursuant to the agreement, Apta issued 3,295,000 shares of its common stock plus 21,788,333 "exchangeable shares" in InteliSys Acquisition, Inc. a subsidiary of Apta. The exchangeable shares have equal voting rights and equal economic value as Apta common shares. These shares may be exchanged by the holder at any time on a one-for-one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date. Included in the 21,788,333 exchangeable shares are 2,666,667 exchangeable shares which are redeemable by the holder. For financial statement purposes, these shares are
shown as redeemable shares in current liabilities.   Throughout this document,
the exchangeable shares are treated as common stock equivalents. All references to Apta common stock include the exchangeable shares unless otherwise noted.

CONVERGix Inc. ("CONVERGix") is a provider of integrated software solutions for regional, mid sized airlines and fleet operators.

CONVERGix is a corporation incorporated under the laws of the Province of New Brunswick, Canada. The address and telephone number of its main office is:

815 Bombardier Street
Shediac, New Brunswick
Canada, E4P 1H9
(506) 532 8515 or 1 877 532 8515

Cynaptec Information Systems Inc. ("Cynaptec"), also a New Brunswick corporation, is a wholly owned subsidiary of CONVERGix. CONVERGix also owns 53% of the issued and outstanding shares of InteliSys Aviation Systems Inc. ("InteliSys"), a Canadian corporation, with the remaining 47% being owned by Cynaptec.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of March 31, 2003 was CAD $1.00 for USD $.68.


History and Development of the Business
---------------------------------------

Our business originally operated as a sole proprietorship in Montreal, Quebec from 1983 until May 1999. In April of 1999, we relocated to Shediac, New Brunswick in order to join forces with Cynaptec, an IT integrator based there.

In January, 2001, CONVERGix Inc. was incorporated and Cynaptec became a wholly owned subsidiary of CONVERGix. CONVERGix also owned 53% of the issued and outstanding common shares of InteliSys. Cynaptec owns the remaining 47% of InteliSys.

We then embarked on a project to complete the development of an integrated suite of airline management software. The resulting comprehensive suite was branded as "Amelia". To date, we and our partners and stakeholders, have invested in excess of $1,000,000 in the research & development of the Amelia software suite of products.

In June 2001, under a new management team, our research and development was curtailed, and focus was applied towards sales and marketing of our existing, developed modules. Cynaptec's operations were wound down and its personnel laid off. Presently, our principle business is providing our software to our customer base for installation on their computer system or via the internet using our computer system. We currently provide services to 15 clients. Client contracts are generally for terms of thirty six to sixty months with fixed and volume based charge components.


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

The Amelia software solution consists of four fully integrated product suites that address the operational needs of mid size airline and fleet operations:

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


Hosting Services

We provide the Amelia solution to our customers on a hosted basis. The databases, applications, web services, e commerce and communication servers are maintained at our on site data center. This allows our customers to fully utilize the latest version of our software with minimal additional investment in
hardware.   The advantage to us is that it provides us with a recurring revenue stream.

Custom Programming

We derive significant revenues from custom programming work whereby our developers customize existing applications for a specific client's configuration, or develop completely new functionality.


Implementation Services

We provide implementation support to our clients in order to provide a smooth transition from the client's existing systems to the Amelia solution. This requires significant time in assessing the client's ability and capacity to adopt a new solution and to determine the solutions scope and fit within the client's organization. Follow up is provided to ensure training was received in a timely manner and that the client is using all aspects of the solution effectively. Implementation also includes assisting the clients with their own infrastructure and technical set up.


Support

We provide 24x7x365 technical and application support to our clients. Primary method of contact is e mail or MSN Messenger. Telephone access is provided through our phone system and forwarded to assigned technicians' mobile phones and pagers for off hours support. We are the first response support facility for all technical areas, including client side infrastructure and communications issues.

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

o    2,819     Carriers make up the "Middle Tier" or mid sized airline segment.
These are carriers with fleets containing smaller, regional aircraft with maximum gross weights between 6,000 and 50,000 kilogram's per aircraft. This defines smaller international carriers like Aer Lingus on the high end of the segment, down to smaller organizations such as Air Ambulance operators.

o    1,959     Carriers make up the "Lower Tier" segment. These are carriers with fleets containing small aircraft, typically business jets and King Air, cabin class turboprop aircraft. These aircraft have a maximum gross weight of less than 6,000 kilograms.

o    1,450     Carriers make up the "Bottom Tier" segment. These are small organizations operating single engine piston aircraft, typical of flight schools and professionals requiring personal aircraft for transportation.

o    3,000     Fixed Base Operators (Source: ACU KWIK 2001)

o    3,299     Maintenance, Repair & Overhaul (MRO) facilities in the U.S.
(Source: Aviation Maintenance, July 2000)

o    13,105    Corporate operators and flight departments with a total fleet size of over 22,000 corporate aircraft (Source: NBAA Membership Review 2001)


Each of these segments, excluding the Upper Tier, is a target for the Amelia suite of products. This results in a total potential client market for Amelia
well in excess of 25,000 organizations.   To date, we receive from our typical
customer $56,000 in recurring revenue annually. Initial one time charges average $18,000 per customer.

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

Plan of Operation
-----------------

Our goal is to be a leading provider of software solutions and hosting services to small and mid sized airlines and aircraft fleet operators. To meet that goal, we invested over $1,000,000 to develop an integrated software solution called Amelia. In addition, believing that it would be a competitive advantage to offer our software to our customers over the internet utilizing our computer mainframe, we invested over $600,000 in computer hardware, software and related infrastructure. The development of the software and the integration of the computer hardware cost more and took longer than originally planned. As a result, we have incurred significant operating losses over the past fiscal years as well as after the first quarter of the 2003 fiscal year. Cumulatively, we have lost $7,726,329. Our balance sheet is highly leveraged. As of March 31, 2003, our liabilities exceeded our assets by $4,694,744. We have not been able to meet our obligations as they come due. However, now that the development of our software and hardware is substantially complete and marketing efforts are well underway, we believe we will be able to improve our financial results for the following reasons:


1. We have been successful selling our products and services since marketing efforts commenced in June 2001. To date, we have signed contracts with 15 customers, which will provide significant revenues in the future. Given our track record with these customers, we expect to be successful in our efforts to attract additional customers.

2. Based on our existing contracts and the rate at which we expect to sign new contracts, we anticipate a positive cash flow from operations by Fall of 2003. Our revenues have steadily increased since marketing efforts began in June 2001. We do not anticipate significant increases in fixed costs for the foreseeable future. We estimate that we are only utilizing 10% of our computer system capacity and 5% of our telecommunications system capacity. No assurance can be given that we will in fact be cash flow positive by the Fall 2003.

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

We plan to continue to aggressively pursue sales while controlling costs so as to achieve a positive cash flow from operations by Fall 2003. No assurance can be given that we will in fact be cash flow positive by Fall 2003.

We also intend to pursue sources of equity and debt financing and to use the proceeds to pay down our existing obligations, many of which are in default. We have no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to us on commercially reasonable terms, if at all.

Results of Operations


The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

Apta Holdings, Inc. had revenues of $149,691 for the three months ended March 31, 2003 as compared to $93,818 for the three months ended March 31, 2002 an increase of $55,873 or 60%. This increase is primarily due to an increase in client base. The increase in clients is the direct result of the Company's marketing activities since emerging from its development stage.

Selling, general and administrative expenses increased to $408,653 during the three months ended March 31, 2003 from $330,110 during the same period in 2002. This represents an increase of $78,543. This increase can be attributed to an increase in labor cost. The Company requires a highly skilled workforce in order to develop, maintain and service its products mainly due the technical needs of the mid sized airline industry.

Consequently, the company has incurred an increase of operating losses from $236,292 in 2002 to $258,962 in 2003, an increase of $22,670. This increase is directly attributed to the increase in expenses as previously mentioned.

The Company's interest expense has decreased from $75,127 to $24,875, a decrease of $50,252.

Net loss decreased by $51,939 from a loss of $335,776 for the three months ended March 31, 2002 to a loss of $283,837 for the same period ending March 31, 2003.

Basic net loss per share was $0.01 for the three months ended March 31, 2003 as compared to $0.01 for the same period ending March 31, 2002.

Liquidity and Capital Resources

On January 1, 2003, the Company had $39,633 in cash and cash equivalents.

Net cash used in operating activities was $162,672 for the three months ended March 31, 2003. Net cash used in operating activities for the three months ended March 21, 2003 resulted primarily from the net loss for the quarter partially offset by an increase in both payables and deferred revenues and a decrease in receivables.

Net cash provided from investing activities for the three months ended March 31, 2003 was $4,675. This increase is attributed to the use of a credit note from a minority interest holder to purchase computer equipment valued at $26,189. This was offset by an investment in capital assets of $21,514

Net cash provided from financing activities was $113,844 during the three months ended March 31, 2003. During the quarter, the Company received net proceeds from long term loans of $113,844.

Changes in exchange rates decreased cash by $4,470 during the quarter ended March 31, 2003.

Cash decreased by $48,623 during the three months ended March 31, 2003.

The Company had cash and cash equivalents deficiency of $8,990 on March 31, 2003.

The Company had net working capital deficiencies of $2,900,158 for the quarter ended March 31, 2003 and $2,583,408 for the year ended December 31, 2002.


On January 1, 2002, the Company had $310 in cash and cash equivalents.

Net cash used in operating activities was $394,576 for the three months ended March 31, 2002. Net cash used in operating activities for the three months ended March 31, 2002 resulted primarily from the net loss for the quarter, a decrease in accounts payable partially offset by a decrease in accounts receivable, a decrease in prepaid expenses and an increase in deferred revenues.

Net cash used in investing activities for the three months ended March 31, 2002 was $806. This decrease is attributed to the increase of a credit note provided by a minority interest holder to purchase computer equipment.

Net cash provided from financing activities was $404,414 during the three months ended March 31, 2002. During the quarter, the Company received net proceeds from long term loans in addition to proceeds from convertible debt. These proceeds were partially offset by a reduction of the bank's operating loan.

Cash increased by $9,032 during the three months ended March 31, 2002.

The Company had cash and cash equivalents of $9,342 on March 31, 2002.


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

The Company has filed Scientific Research and Experimental Development tax refund claims with the Canada Customs and Revenue Agency during the first quarter. These claims were filed for the 2001 taxation year along with amended tax returns for the 2000 and 1999 taxation years. The approximate values in US dollars of these claims are as follows: $329,300 for 2001, $115,525 for 2000 and $40,600 for 1999. These claims are subject to approval by the Canada Customs and Revenue Agency. There is no assurance that such approval will be granted. Therefore, these claims will not be recorded in the financial statements until such approval is received by the Company.

On March 25, 2003, we entered into an agreement with Gavella Corp. whereby Gavella will lend us $50,000; $25,000 in cash, plus the assumption of a $25,000 liability. Pursuant to the agreement, we issued to Gavella a $50,000 secured promissory note. Subsequent to March 31, 2003, we also issued to Gavella 100,000 shares of our restricted common stock as a fee for making the loan. We also entered into an agreement with Gavella whereby Gavella will render certain consulting services to us over a two year period. Pursuant to the agreement, subsequent to March 31, 2003, we issued to Gavella 500,000 shares of our restricted common stock as payment for the services to be rendered. Gavella is a real estate holding company that also makes investments in small public and private companies and provides management assistance to those companies.

Subsequent to March 31, 2003, Gavella advanced the $25,000 discussed above, and assumed the $25,000 liability. Gavella then advanced an additional $50,000 pursuant to a second $50,000 secured promissory note.

We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.



Forward Looking Statements


The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995. The foregoing discussion includes forward looking statements relating to the business of the Company. Such forward looking statements may be identified by the use of terminology such as "plan", "may", "will", "expects", "intends", "anticipates", "estimate", "should", or "continue", or the negative thereof or other variations thereon or comparable terminology. Forward looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward looking statements. The Company believes that the following factors, including but not limited to the risk factors contained herein, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward looking statements made by or on behalf of the Company: (a) general economic conditions; (b) regulatory changes or interpretations of such regulations; (c) uninsurable risks, including acts of terrorism; (d) unexpected losses, (e) risks related to competition from established and emerging competitors; (f) risks that our revenues are highly dependent on the travel industry which is experiencing a prolonged decrease in business; (g) risks related to our financial leverage; (I) risks that rapid technological changes may render our technology obsolete; (j) risks to our customers; (k) disruptions in capital markets; and (l) risks related to the fact that we are not yet profitable and need additional capital to fund our operations.

For a more complete discussion of risk factors which could have an impact on our future operations, please refer to our previously filed Form 10-KSB for the year ending December 31, 2002.


ITEM 3    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officer/principal financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in the Exchange Act rules.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

         There have been no material changes in the status of our legal proceedings since the filing of our Form 10-KSB on April 15, 2003.


ITEM 2    CHANGES IN SECURITIES

NONE


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     Apta has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol APTA. As of May 10, 2003, the Company's common stock has been thinly traded at a price range between $.06 and $.11 per share.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         Reports on Form 8-K were filed on January 10, 2003, January 21, 2003 and February 21, 2003, and were reported in the Form 10-KSB filed April 15, 2003.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            APTA HOLDINGS, INC.


Dated: May 15, 2003         /s/ Ralph Eisenschmid
                            ----------------------------------------
                            Ralph Eisenschmid,
                            President, Chief Executive Officer




Dated: May 15, 2003         /s/ Denis Gallant
                            ----------------------------------------
                            Denis Gallant
                            Chief Financial Officer

                         CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of APTA HOLDINGS, INC. (the "Company") on Form 10QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ralph Eisenschmid, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Ralph Eisenschmid

Ralph Eisenschmid

Chief Executive Officer
May 15, 2003

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of APTA HOLDINGS, INC. (the "Company") on Form 10QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Denis Gallant, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Denis Gallant

Denis Gallant

Chief Financial Officer
May 15, 2003

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Ralph Eisenschmid, the Chief Executive Officer of APTA HOLDINGS, INC., certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of APTA HOLDINGS,
INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                /s/ Ralph Eisenschmid
                                  -----------------------------
                                  Ralph Eisenschmid, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Denis Gallant, the Chief Financial Officer of APTA HOLDINGS, INC., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of APTA HOLDINGS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being\ prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                 /s/ Denis Gallant
                                    -----------------------------
                                    Denis Gallant, Chief Financial Officer