Form 10QSB
period 2003-06-30
APTA HOLDINGS INC
filed 2003-08-14
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The company had 7,895,000 shares of common stock par value $.001 per share, outstanding at August 10, 2003. In addition, there are 21,788,333 issued and outstanding Special Class B " Exchangeable Shares" in Apta's wholly owned subsidiary InteliSys Acquisition Inc. As outlined in Note 2 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as Apta common shares as they may be exchanged by the holder at any time on a one for one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]

                APTA HOLDINGS, INC.
            INDEX TO FINANCIAL STATEMENTS
                                                                   PAGE
PART 1.   FINANCIAL INFORMATION                                   ----

      ITEM 1.   FINANCIAL STATEMENTS



CONSOLIDATED BALANCE SHEETS   UNAUDITED..................................3

CONSOLIDATED STATEMENTS OF OPERATIONS   UNAUDITED........................4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY   UNAUDITED...........5

CONSOLIDATED STATEMENTS OF CASH FLOWS   UNAUDITED........................6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   UNAUDITED...............7 - 15


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................16

      ITEM 3.   CONTROLS AND PROCEDURES.................................23

PART II.  OTHER INFORMATION.............................................25

               ITEM 1    LEGAL PROCEEDINGS..............................25

               ITEM 2    CHANGES IN SECURITIES..........................25

               ITEM 3    DEFAULTS ON SENIOR SECURITIES..................26

               ITEM 4    SUBMISSION OF MATTERS TO A
                         VOTE OF SECURITY HOLDERS.......................26

               ITEM 5    OTHER INFORMATION..............................26

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...............26

      SIGNATURES .......................................................27

                             APTA HOLDINGS, INC.
                       CONSOLIDATED BALANCE SHEETS
                   JUNE 30, 2003 AND DECEMBER 31, 2002
                               (Unaudited)

                                  ASSETS
                                                    June 30,       December 31,
                                                       2003          2002
                                                  -----------       -----------

Current Assets
 Cash                                                    -0-          39,633
 Receivables (net of allowance for doubtful
  accounts at 6/30/03 of $20,150;
  at 12/31/02 $12,046)                                55,150          60,233
 Prepaid expenses                                     86,790          13,360
                                                   ----------     ----------
 Total current assets                                141,940         113,226


 Capital assets (net of accumulated depreciation
  of $484,563 at 6/30/03; $349,710 at 12/31/02)      590,312         536,679
 Other intangibles                                        12              11
                                                   ----------     ----------

TOTAL ASSETS                                       $ 732,264      $ 649,916
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank indebtedness                               $   23,051      $     -0-
  Bank operating loans (Note 12)                         -0-         52,886
  Accounts payable                                 1,483,753      1,322,151
  Accrued expenses and other liabilities             721,347        348,484
  Current portion of long-term debt (Note 4)         460,483        401,913
  Redeemable shares (Note 8)                         670,934        571,200
  Convertible debt (Note 11)                         118,191          7,654
                                                  ----------      ----------
   Total current liabilities                       3,477,759      2,704,288

Deferred revenue                                      23,128         58,541
Long-term debt (Note 4)                              811,619        633,189
                                                  ----------      ----------
                                                   4,312,506      3,396,018
                                                  ----------      ----------
Minority Interest (Note 5)                         1,605,796      1,332,502
                                                  ----------      ----------

Shareholders' deficiency
Capital stock (Notes 6, 8)                            28,633         28,033
Additional paid in capital (Note 6)                3,181,719      3,132,319
Accumulated other comprehensive (loss) income     (  538,438)       203,536
Deficit                                           (7,857,952)    (7,442,492)
                                                   ---------       ---------
                                                  (5,186,038)    (4,078,604)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                           $ 732,264      $ 649,916
                                                   ==========     ==========
Commitments (Note 7)

      See accompanying notes to the consolidated financial statements.

                             APTA HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                               (Unaudited)


                           Three Months Ended        Six Months Ended
                               June 30,                  June 30,
                            2003       2002         2003          2002
                         ----------  ----------   -----------  -----------
Revenue                   $ 285,431   $ 109,764    $  435,122   $  203,582

Costs and expenses:
 Selling, general and
 administrative expenses    418,022     394,208       826,675      724,318
                         ----------  ----------   -----------  -----------
Operating loss             (132,591)   (284,444)     (391,553)    (520,736)

Other income
 (expenses)
   Gain on debt settlement
    (Note 12)                65,586        -0-         65,586          -0-
   Interest expense         (64,618)  ( 35,932)     (  89,493)   ( 111,059)
                         ----------  ----------   -----------  -----------
Loss before income
 taxes                     (131,623)  (320,376)     ( 415,460)    (631,795)

Income taxes (Note 9)           -0-        -0-            -0-     ( 24,744)

Net loss                 $ (131,623) $(320,376)    $ (415,460)  $( 656,539)
                         ==========  ==========   ===========  ===========

Net loss per share -
 basic and diluted         $ (0.005)$  (   .01)    $     (.01)  $  (   .03)
                         ==========  ==========   ===========  ===========

Weighted average common
shares outstanding       28,483,333 25,083,333     28,283,333   25,083,333
                         ==========  ==========   ===========  ===========


      See accompanying notes to the consolidated financial statements.

                             APTA HOLDINGS, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                   (UNAUDITED)

                                                             Accumulated
                                 Additional                  Other            Total
               Common Stock      Paid in       Accumulated   Comprehensive Stockholder's
             Shares     Amount   Capital       Deficit        Loss           Deficit
             -----------------   -----------   --------     ------------  -------------
Balance
12/31/2002   28,083,333 $ 28,033  $3,132,319    $(7,442,492)  $ 203,536     $(4,078,604)

Issuance
of
common
stock           600,000      600      29,400           -        -                30,000

Beneficial
conversion
on issuance
of
convertible
debt                -         -       20,000           -        -                20,000

Net loss            -         -        -         (  415,460)    -              -

Currency
translation
adjustment     -          -            -                -      (741,974)       -

Total
comprehen-
sive loss      -          -            -                -       -            (1,157,434)
             ----------- --------- ------------  -----------   ------------  -------------
Balance
06/30/2003   28,683,333 $ 28,633  $3,181,719    $(7,857,952)  $(538,438)    $(5,186,038)
             =========== ========= ============  ===========   ============  =============


      See accompanying notes to the consolidated financial statements.

                             APTA HOLDINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                               (Unaudited)

                                                      2003            2002
                                                 -----------     -----------
Increase(decrease) in cash and cash equivalents

Operating activities
   Net loss from operations                   $(  415,460)      $(  656,539)
   Adjustments to reconcile net loss
     to net cash used in continuing
      operations:
    Items not affecting cash
     Depreciation and amortization                 68,806             78,233
     Other non-cash expenses                       50,000                -0-
     Gain on debt settlement                   (   65,586)               -0-
     Deferred revenue                          (   45,634)          (  7,726)
 Changes in non-cash working capital items
     Accounts receivable                           15,600             14,766
     Prepaid expenses                             (71,097)            13,228
     Accounts payable and accrued liabilities     242,766             19,870
                                                  --------         ---------
Net cash used in continuing
  operating activities                         (  220,605)       (   538,168)

Financing activities
   Proceeds from long-term debt                   223,183            462,884
   Repayment of long-term debt                 (  101,329)        (  118,073)
   Proceeds from convertible debt                 109,201            285,912
   Repayment of operating loan                 (   62,120)          ( 80,453)
                                                  --------         ---------
Net cash provided by financing activities         168,935            550,270
                                                  --------         ---------
Investing activities
   Payable to minority interest                    40,634              1,484
   Acquisition of capital assets (net)           ( 33,179)               -0-
                                                  -------            -------
Net cash provided by investing activities          6,915               1,484
                                                  -------            -------
Effects of exchange rates on cash                 (17,929)           (18,055)

Net (decrease) in cash and cash
  equivalents                                     (62,684)           ( 4,469)


Cash and cash equivalents, beginning of period     39,633                310
                                                  -------            -------
Cash and cash equivalents (deficiency),
 end of period                                  $( 23,051)         $ ( 4,159)
                                                  =======            =======


      See accompanying notes to the consolidated financial statements.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)


1.   Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due. At June 30, 2003 and December 31, 2002 the Company has a severe working capital deficiency and a net shareholders' deficiency. These factors, among others, strongly indicate that the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management's plans

As indicated in the consolidated financial statements, the Company has incurred losses from continuing operations of $415,460 and $656,539 for the 6 months ended June 30, 2003 and 2002 respectively. The Company also has a severe working capital deficiency, and a net shareholders' deficiency at June 30, 2003. Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

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

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

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

The merger was accounted for as a reverse acquisition and resulted in CONVERGix becoming the accounting acquirer, whereby the historical financial statements of Apta have become those of CONVERGix. Accordingly, the financial statements include the consolidated accounts of CONVERGix Inc. as at and for the six months ended June 30, 2003, at December 31, 2002, and for the six months ended June 30, 2002.

In conjunction with the merger and recapitalization of CONVERGix, CONVERGix's 25,083,333 shares of issued and outstanding common stock were reclassified into common stock of Apta or exchangeable shares of Intelisys Acquistion Inc., which represent Apta common stock equivalents. Because Apta was inactive at the time of the merger, on December 31, 2002, net assets acquired were Nil.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)


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

The fair value of shareholder advances cannot be determined, as they do not include any terms of payment (Note 4).


3.   Concentrations

Concentrations of Credit Risk

At June 30, 2003, three significant customers accounted for 45% of trade accounts receivable and each of these three customers accounted for more than 10% of trade accounts receivable.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)


3.   Concentrations (continued)

At December 31, 2002, two significant customers accounted for 55% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.

At June 30, 2003 two creditors accounted for 29% of accounts payable and accrued liabilities. Each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities. At December 31, 2002, two creditors accounted for 24% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

Concentration in Operations

For the six months ended June 30, 2003, three significant customers accounted for 55% of sales and each of these three customers accounted for more than 10% of sales. In 2002, two significant customers accounted for 45% of sales and each of there two customers accounted for more than 10% of sales.


4.   Long-term debt                                     June 30     December 31
                                                           2003          2002

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
payments to begin Jan. 1, 2003, $370 for first 6 months,
$1,480 for next 44 payments and a final of $680.         $  66,230   $   57,960

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
repayment is calculated as 3% of the gross annual sales
where first payment shall be due January 1, 2003 and
subsequent repayments are due monthly until the
contribution has been repaid.                              238,144      205,686

Bank loan, bearing interest at prime plus 2.5%,
repayable immediately.                                        -           2,993

Bank loan, secured by equipment and a shareholder
guarantee of $14,800, bearing interest at prime plus
1.25%, repayable immediately.                                 -          77,107

Promissory note, unsecured, bearing interest at 15%
due on demand.                                              29,600       25,200

ACOA, Amelia marketing loan, unsecured repayable
contribution, non-interest bearing, repayable in 39
monthly instalments of $6,168.  First repayment shall be
due February 1, 2004.                                      306,620      229,568

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

4.      Long-term debt (continued)

Promissory notes, unsecured, bearing interest at
varying rates between 6.7% - 15%, repayable between
August, 2001 and February 2005.                             300,326      255,683

Gavella Corp. promissory notes, secured by
shareholder guarantee and all of the assets of the
Company, bearing interest at 12%, repayable between
December 2003 and February 2005                            123,068             0

BDC leasehold loan, secured by shareholder guarantee
and general security agreement covering equipment,
bearing interest at 10.8%, repayable in 3 consecutive
monthly payments of $740, beginning November 15, 2002,
followed by 43 consecutive payments of $1884, beginning
February 15, 2003 and one final payment of $1,931 on
September 15, 2006.                                         73,464        71,190

Former shareholder loan, bearing interest at 26%,
repayable in minimum monthly installments of $1,291,
beginning in December 2002 and continuing until balance
is paid in full.                                           118,792       101,134

Shareholder loan, non-interest bearing, no set terms
of repayment.                                               15,858         8,581
                                                         ---------     ---------
                                                         1,272,102     1,035,102

Less current portion of long-term debt                     460,483       401,913
                                                         ---------     ---------
                                                        $  811,619    $  633,189
                                                        ==========    ==========

The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2003 are approximately as follows:

     2004     $     460,483
     2005           151,234
     2006           251,802
     2007           129,468
     2008            90,580
     thereafter     188,535


At June 30, 2003 the Company is in default on principal and interest payments for many of its obligations as follows:

     Principal payments in default     $   335,421
     Interest payments in default          173,418
                                       -----------
                                       $   508,839
                                       ===========

All debt in default has been classified as part of current liabilities at June 30, 2003. The Company is in the process of refinancing both its long-term and short-term debt obligations.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)



5.   Minority interest

At June 30, 2003 and December 31, 2002, minority interest consists of preferred shares of CONVERGix Inc. and preferred shares of Cynaptec Information Systems, Inc. The minority interest in CONVERGix arose following the merger with Apta Holdings Inc. on December 31, 2002 as the preferred stock of CONVERGix was not acquired by Apta in the merger. (Note 2 (b)). The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.



6.   Capital stock

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

At June 30, 2003, the Company is authorized to issue:

1)   100 shares of preferred stock, par value $0.001 per share.

2)   10,000,000 shares of common stock, par value $0.001 per share.

At June 30, 2003, there are 6,895,000 shares of Common Stock outstanding, including 3,295,000 shares issued as part of the merger with CONVERGix. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in Apta's wholly owned subsidiary Intelisys Acquisition Inc. As outlined in Note 2(b), the exchangeable shares have equal voting rights and equal economic value as Apta common shares as they may be exchanged by the holder at any time on a one-for-one basis for Apta common shares, and if not exchanged prior to December 31, 2012, will be exchanged for Apta common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at June 30, 2003 and have been included in calculating the basic loss per share.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

7.   Commitments

The Company has a $59,204 credit note from a preferred shareholder, which it intends to use to purchase capital assets in the next twelve months.

The Company is committed to minimum annual lease payments under various operating leases for office space and certain computer equipment. The minimum payments required under these leases for each of the five years subsequent to June 30, 2003 are approximately as follows:

               2004 $  127,906
               2005    107,340
               2006    107,340
               2007     71,560

All the operating leases for computer equipment will expire in 2003. The lease for office space expires on February 28, 2007.



8.   Redeemable shares

Under the terms of a share subscription agreement with an investor, the Company agrees to repurchase, on or before March 1, 2003 all of the 2,666,667 shares issued to the investor in October 2002 for a re-purchase price per security equal to the greater of the a) then-current market value of the securities or b) $0.34 per security in Canadian dollars.

The investor purchased the shares for $504,000. At June 30, 2003, the redemption value of the shares has been classified as a current liability, at $0.34 CDN per security since it is higher than the market value at March 1, 2003.

The Company has not redeemed the shares of the investor as at July 31, 2003. These shares have been included in the calculation of the basic loss per share.


9.   Income taxes

At June 30, 2003, the Company has significant operating losses and other undeducted amounts for tax purposes that may be offset against future taxable income. The future income tax asset arising from these items has been reduced to nil by a valuation allowance due to uncertainties regarding the utilization of the future income tax assets.

The income tax expense for the six months ended June 30, 2002 represents the write down of a previously recognized income tax asset, as part of the valuation allowance.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)


10.  Related party transactions

(a) Accounts payable at June 30, 2003 include amounts owing to shareholders, officers and employees of $322,560(December 31 2002 - $224,872).

(b) During the 6 months ended June 30, 2003, the Company expensed $14,667 (2002 - $17,542) of interest charges on a loan payable to a related party.

(c)  During the 6 months ended June 30, 2003, the Company paid interest of
$4,782 (2002   nil) on a shareholder's personal debt which is related to
personal property of the shareholder that is pledged as security for the Company's debt obligations.



11.  Convertible debt

Convertible debt at June 30, 2003 consists of debt which is convertible into common shares.

                                                          June 30   December 31
                                                            2003       2002

Shareholder loan, bearing interest at 8%, convertible
into common shares at the lesser of the closing price
of shares at the date of advance or the average
closing price of shares for the 20 days prior to
the conversion date, maturing on April 17, 2004.
The conversion price shall not be lower than $.05
per share.                                                 $  59,200      -

Gavella Corp., bearing interest at 8%, convertible into
1,000,000 common shares, maturing December 31, 2003           50,000      -

Shareholder loan, non-interest bearing, convertible into
common shares at the market price at the date of
conversion                                                     8,991     7,654
                                                          ----------  ----------
                                                            $118,191    $7,654

At June 30, 2003 the effect of outstanding convertible debt has not been included in the loss per share calculation, as such amounts would be anti-dilutive.

APTA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)



12.  Bank operating loans

On March 22, 2002, the Company's two wholly owned subsidiaries, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc. entered into a forbearance agreement with their Bank, which was further amended on August 1, 2002.

At December 31, 2002, the Company's two wholly owned subsidiaries were in default of their forbearance agreement.

On May 30, 2003, the Company's two wholly owned subsidiaries, Cynaptec Information Systems Inc., and InteliSys Aviation Systems Inc., reached a settlement with their bank in regards to their outstanding debt. Under the settlement, the bank has released all security pledged by the Company's two wholly owned subsidiaries and guarantees from certain shareholders. The debt settlement resulted in the forgiveness of $65,586 in debt, which is recorded as a credit on the consolidated statement of operations for the six months ended June 30, 2003.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of June 30, 2003 was CAD $1.00 for USD $.74.

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

In June 2001, under a new management team, our research and development was curtailed, and focus was applied towards sales and marketing of our existing, developed modules. Cynaptec's operations were wound down and its personnel laid off. Presently, our principle business is providing our software to our customer base for installation on their computer system or via the internet using our computer system. We currently provide services to 16 clients. Client contracts are generally for terms of thirty six to sixty months with fixed and volume based charge components.


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

Plan of Operation
-----------------

Our goal is to be a leading provider of software solutions and hosting services to small and mid sized airlines and aircraft fleet operators. To meet that goal, we invested over $1,000,000 to develop an integrated software solution called Amelia. In addition, believing that it would be a competitive advantage to offer our software to our customers over the internet utilizing our computer mainframe, we invested over $600,000 in computer hardware, software and related infrastructure. The development of the software and the integration of the computer hardware cost more and took longer than originally planned. As a result, we have incurred significant operating losses over the past fiscal years as well as after the second quarter of the 2003 fiscal year. Cumulatively, we have lost $7,856,535. Our balance sheet is highly leveraged. As of June 30, 2003, our liabilities exceeded our assets by $5,204,792. We have not been able to meet our obligations as they come due. However, now that the development of our software and hardware is substantially complete and marketing efforts are well underway, we believe we will be able to improve our financial results for the following reasons:

1. We have been successful selling our products and services since marketing efforts commenced in June 2001. To date, we have signed contracts with 16 customers, which will provide significant revenues in the future. Given our track record with these customers, we expect to be successful in our efforts to attract additional customers.

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

Apta Holdings, Inc. had revenues of $285,431 for the quarter ended June 30, 2003 as compared to $109,764 for the quarter ended June 30, 2002, an increase of $175,667 or 160%. This increase directly attributed to an increase of our client base.

Apta Holdings, Inc. had revenues of $435,122 for the six months ended June 30, 2003 as compared to $203,582 for the six months ended June 30, 2002 an increase of $231,540 or 113%. This increase is primarily due to an increase in client base. The increase in clients is the direct result of the Company's marketing activities since emerging from its development stage.

Selling, general and administrative expenses increased to $418,022 during the quarter ended June 30, 2003 from $394,208 during the same period in 2002. This represents an increase of $23,914, or 6%.

Selling, general and administrative expenses increased to $826,675 during the six months ended June 30, 2003 from $724,318 during the same period in 2002. This represents an increase of $102,357. This increase can be attributed to an increase in labor cost. The Company requires a highly skilled workforce in order to develop, maintain and service its products mainly due the technical needs of the mid sized airline industry.

The company has managed to increase its revenues while minimizing the increase in selling, general and administrative expense. Consequently, the company has decreased its operating losses to $391,553 in 2003 from $520,736 in 2002, a decrease of $129,183. This decrease is directly attributed to a larger increase in revenues than operating expenses.

The Company's interest expense has decreased from $111,059 during the six months ended June 30, 2002 to $89,493 for the same period ending June 30, 2003.

The Company has reduced its net loss to $131,623 during the quarter ending June 30, 2003 from $320,376 during the same quarter in 2002. This represents a decrease of $188,753. This decrease is the direct result of the Company's ability to increase its client base.

Net loss decreased by $241,079 from a loss of $656,539 for the six months ended June 30, 2002 to a loss of $415,460 for the same period ending June 30, 2003.

Basic net loss per share was $0.01 for the six months ended June 30, 2003 as compared to $0.03 for the same period ending June 30, 2002.

Liquidity and Capital Resources

On January 1, 2003, the Company had $39,633 in cash and cash equivalents.

Net cash used in operating activities was $220,605 for the six months ended June 30, 2003. Net cash used in operating activities for the six months ended June 30, 2003 resulted primarily from the net loss for the six month period partially offset by increases in both payables and prepaid expenses and decreases in both receivables and deferred revenue.

Net cash provided from investing activities for the six months ended June 30, 2003 was $6,915. This increase is attributed to the use of a credit note from a minority interest holder to purchase computer equipment valued at $40,634. This was offset by an investment in capital assets of $33,719.

Net cash provided from financing activities was $168,935 during the six months ended June 30, 2003. During the quarter, the Company received proceeds from long term loans of $223,183 and net proceeds from convertible debt of $109,201. The company used $62,120 to repay its operating loan, and $101,329 to apply against its long term debt.

Changes in exchange rates decreased cash by $17,929 during the 6 months ended June 30, 2003.

Cash decreased by $62,684 during the six months ended June 30, 2003.

The Company had cash and cash equivalents deficiency of $23,051 on June 30, 2003.

The Company had net working capital deficiencies of $3,335,819 for the six months ended June 30, 2003 and $2,641,949 for the year ended December 31, 2002.


On January 1, 2002, the Company had $310 in cash and cash equivalents.

Net cash used in operating activities was $538,168 for the six months ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2002 resulted primarily from the net loss for the period, an increase in accounts payable partially offset by an increase in accounts receivable, a decrease in prepaid expenses and an increase in deferred revenues.

Net cash provided by investing activities for the six months ended June 30, 2002 was $1,484. This increase is attributed to the adjustment of a credit note provided by a minority interest holder for the return of computer equipment.

Net cash provided from financing activities was $550,270 during the six months ended June 30, 2002. During the period, the Company received net proceeds from long term loans in addition to proceeds from convertible debt. These proceeds were partially offset by a reduction of the bank's operating loan and a reduction of long term debt.

Changes in exchange rates decreased cash by $18,055 during the 6 months ended June 30, 2002.

Cash decreased by $4,469 during the six months ended June 30, 2002.

The Company had cash and cash equivalents deficiencies of $4,159 on June 30, 2002.


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

The Company has filed Scientific Research and Experimental Development tax refund claims with the Canada Customs and Revenue Agency during the first quarter. These claims were filed for the 2002 and 2001 taxation year along with amended tax returns for the 2000 and 1999 taxation years. The approximate values in US dollars of these claims are as follows: $227,180 for 2002, $331,216 for 2001, $122,125 for 2000 and $42,920 for 1999. These claims are subject to approval by the Canada Customs and Revenue Agency. There is no assurance that such approval will be granted. Therefore, these claims will not be recorded in the financial statements until such approval is received by the Company.

During the quarter, the Company has reached a settlement with its bank by using the proceeds from promissory notes provided by two shareholders to settle its outstanding debt. The settlement resulted in a gain on debt settlement of $65,586.

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


ITEM 3    CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "1934 Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"). Those disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation of those controls and procedures performed as of June 30, 2003, the Company's management, with the participation of its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were adequate.

     The Company has implemented a process designed by, or under the supervision of, its principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management or other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. The Company's management, with the participation of its chief executive officer and chief financial officer, has determined that there has been no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

         There have been no material changes in the status of our legal proceedings since the filing of our Form 10-KSB on April 15, 2003.


ITEM 2    CHANGES IN SECURITIES

Recent Sales of Unregistered Securities
---------------------------------------

      The following information sets forth certain information for all securities of the Company sold during the quarter ending June 30, 2002 without registration under the Securities Act of 1933 (the "Securities Act"). The following pertains to each of the transactions:

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

     We issued 600,000 shares of our common stock to one corporate investor for services rendered. The shares were valued at $30,000 ($.05 per share). The shares were issued in reliance upon Rule 506 of Regulation D of the Securities Act.


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     Apta has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol APTA. As of August 10, 2003, the Company's common stock has been thinly traded at a price range between $.06 and $.13 per share.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 31.1 and 31.2 Rule 13a-14(a)/15d-14(a) Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 and 32.2 Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished but not filed for purposes of the Securities Exchange Act of 1934)

     (b) Reports on Form 8-K

         None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            APTA HOLDINGS, INC.


Dated: August 14, 2003         /s/ Ralph Eisenschmid
                            ----------------------------------------
                            Ralph Eisenschmid,
                            President, Chief Executive Officer




Dated: August 14, 2003         /s/ Denis Gallant
                            ----------------------------------------
                            Denis Gallant
                            Chief Financial Officer