Form 10QSB
period 2003-09-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2003-11-19
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

Commission File Number 0-26777

                            INTELISYS AVIATION SYSTEMS OF AMERICA INC.
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

The company had 7,895,000 shares of common stock par value $.001 per share, outstanding at November 7, 2003. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in the Company's wholly owned subsidiary InteliSys Acquisition Inc. As outlined in Note 2 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as InteliSys Aviation Systems of America common shares as they may be exchanged by the holder at any time on a one for one basis for InteliSys Aviation Systems of America common shares, and if not exchanged prior to December 31, 2012, will be exchanged for InteliSys common shares on that date.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]





        INTELISYS AVIATION SYSTEMS OF AMERICA INC.
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



CONSOLIDATED BALANCE SHEETS   UNAUDITED..................................3

CONSOLIDATED STATEMENTS OF OPERATIONS   UNAUDITED........................4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY   UNAUDITED...........5

CONSOLIDATED STATEMENTS OF CASH FLOWS   UNAUDITED........................6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   UNAUDITED...............7 - 16


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................17

      ITEM 3.   CONTROLS AND PROCEDURES.................................25

PART II.  OTHER INFORMATION.............................................26

               ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K...............26

      SIGNATURES AND CERTIFICATIONS.....................................27-33

                  INTELISYS AVIATION SYSTEMS OF AMERICA INC.
                       CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                               (Unaudited)

                                  ASSETS
                                                  September 30,    December 31,
                                                       2003          2002
                                                  -----------       -----------

Current Assets
 Cash                                                    -0-          39,633
 Receivables (net of allowance for doubtful
  accounts at 9/30/03 of $20,260;
  at 12/31/02 $12,046)                               157,682          60,233
 Scientific Research and Experimental
 Development tax credit receivable (Note 13)         215,591             -0-
 Prepaid expenses                                     72,103          13,360
                                                   ----------     ----------
 Total current assets                                445,376         113,226


 Capital assets (net of accumulated depreciation
  of $521,490 at 9/30/03; $349,710 at 12/31/02)      553,837         536,679
 Other intangibles                                        13              11
                                                   ----------     ----------

TOTAL ASSETS                                       $ 999,226      $ 649,916
                                                   ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank indebtedness                               $   41,446      $     -0-
  Bank operating loans (Note 12)                         -0-         52,886
  Accounts payable                                 1,270,601      1,322,151
  Accrued expenses and other liabilities             783,871        348,484
  Current portion of long-term debt (Note 4)         429,643        401,913
  Redeemable shares (Note 8)                         670,934        571,200
  Convertible debt (Note 11)                          68,191          7,654
                                                  ----------      ----------
   Total current liabilities                       3,264,686      2,704,288

Deferred revenue                                     106,919         58,541
Long-term debt (Note 4)                              816,757        633,189
                                                  ----------      ----------
                                                   4,188,362      3,396,018
                                                  ----------      ----------
Minority Interest (Note 5)                         1,605,683      1,332,502
                                                  ----------      ----------

Continuance of operations (Note 1)
Commitments (Note 7, 8)

Shareholders' deficiency
Capital stock (Notes 6, 8)                            29,633         28,033
Additional paid in capital (Note 6)                3,334,069      3,132,319
Accumulated other comprehensive (loss) income     (  517,505)       203,536
Deficit                                           (7,641,016)    (7,442,492)
                                                   ---------       ---------
                                                  (4,794,819)    (4,078,604)
                                                   ---------       ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIENCY                           $ 999,226      $ 649,916
                                                   ==========     ==========

      See accompanying notes to the consolidated financial statements.

                  INTELISYS AVIATION SYSTEMS OF AMERICA INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                               (Unaudited)


                           Three Months Ended        Nine Months Ended
                               September 30,            September 30,
                            2003       2002         2003          2002
                         ----------  ----------   -----------  -----------
Revenue                   $ 254,079   $ 115,115    $  689,201   $  318,697

Costs and expenses:
 Selling, general and
 administrative expenses    527,768     655,612     1,354,443    1,379,930
                         ----------  ----------   -----------  -----------
Loss before undernoted     (273,689)   (540,497)     (665,242)  (1,061,233)

Other income
 (expenses)
  Scientific Research and
   Experimental
   Development tax credit
   Refund (Note 13)         537,691        -0-        537,691          -0-
   Gain on debt settlement
    (Note 12)                   -0-        -0-         65,586          -0-
   Gain on disposal of
    capital assets              -0-     12,068            -0-       12,068
   Interest expense         (47,066)  ( 62,641)     ( 136,559)   ( 173,700)
                         ----------  ----------   -----------  -----------
Earnings (loss) before
 income taxes               216,936   (591,070)     ( 198,524)  (1,222,865)

Income taxes (Note 9)           -0-        -0-            -0-     ( 24,744)

Net earnings (loss)      $  216,936  $(591,070)    $ (198,524) $(1,247,609)
                         ==========  ==========   ===========  ===========

Net earnings (loss) per
 share - basic and
 diluted                    $ 0.01  $  (   .02)    $     (.01)  $  (   .05)
                         ==========  ==========   ===========  ===========

Weighted average common
shares outstanding       29,487,681 25,083,333     28,750,000   25,083,333
                         ==========  ==========   ===========  ===========


      See accompanying notes to the consolidated financial statements.

                    INTELISYS AVIATION SYSTEMS OF AMERICA INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                   (UNAUDITED)

                                                             Accumulated
                                 Additional                  Other            Total
               Common Stock      Paid in       Accumulated   Comprehensive Stockholder's
             Shares     Amount   Capital       Deficit        Loss           Deficit
             -----------------   -----------   --------     ------------  -------------
Balance
12/31/2002   28,083,333 $ 28,033  $3,132,319    $(7,442,492)  $ 203,536     $(4,078,604)

Issuance
of
common
stock         1,600,000    1,600      78,400           -        -                80,000

Beneficial
conversion
on issuance
of
convertible
debt                -         -       20,000           -        -                20,000

Stock options
issued for
consulting
other
services
(Notes 2e, 14)      -         -      103,350           -        -               103,350

Net loss            -         -        -         (  198,524)    -              -

Currency
translation
adjustment     -          -            -                -      (721,041)       -

Total
comprehen-
sive loss      -          -            -                -       -              (919,565)
             ----------- --------- ------------  -----------   ------------  -------------
Balance
09/30/2003   29,683,333 $ 29,633  $3,334,069    $(7,641,016)  $(517,505)    $(4,794,819)
             =========== ========= ============  ===========   ============  =============


      See accompanying notes to the consolidated financial statements.

                  INTELISYS AVIATION SYSTEMS OF AMERICA INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                               (Unaudited)

                                      		     2003            2002
                                                 -----------     -----------
Increase(decrease) in cash and cash equivalents

Operating activities
   Net loss from operations                   $(  198,524)      $(1,247,609)
   Adjustments to reconcile net loss
     to net cash used in continuing
      operations:
    Items not affecting cash
     Depreciation and amortization                103,238            127,405
     Other non-cash expenses                      156,973                -0-
     Gain on disposal of capital assets               -0-           (12,068)
     Gain on debt settlement                   (   65,586)               -0-
     Deferred revenue                              38,156           (  5,013)
 Changes in non-cash working capital items
     Accounts receivable                        (  86,933)            22,957
     Scientific Research and Experimental
      Development tax credits receivable        ( 215,591)               -0-
     Prepaid expenses                             (56,410)             6,804
     Accounts payable and accrued liabilities      92,139            212,961
                                                  --------         ---------
Net cash used in continuing
  operating activities                         (  232,448)       (   894,563)

Financing activities
   Proceeds from long-term debt                   350,226            624,297
   Repayment of long-term debt                 (  249,321)        (  262,480)
   Proceeds from convertible debt                 109,201            615,466
   Repayment of operating loan                 (   62,120)          (104,614)
                                                  --------         ---------
Net cash provided by financing activities         147,986            872,669
                                                  --------         ---------
Investing activities
   Payable to minority interest                    40,520              1,417
   Acquisition of capital assets (net)           ( 34,172)          (  1,169)
                                                  -------            -------
Net cash provided by investing activities          6,348                 248
                                                  -------            -------
Effects of exchange rates on cash                 ( 2,875)            17,963

Net (decrease) in cash and cash
  equivalents                                     (81,079)           ( 3,953)


Cash and cash equivalents, beginning of period     39,633                310
                                                  -------            -------
Cash and cash equivalents (deficiency),
 end of period                                  $( 41,446)         $ ( 3,643)
                                                  =======            =======


      See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)


1.   Ability to continue operations

The  accompanying consolidated financial statements  have been   prepared
on   a   going-concern   basis,   which contemplates   the   realization  of
assets   and   the satisfaction  of  liabilities in  the  normal  course  of
business.   As  indicated  in the consolidated  financial statements,  the
Company incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due. At September 30, 2003 and December 31, 2002 the Company has a severe working capital deficiency and a net shareholders' deficiency. These factors, among others, strongly indicate that the Company might not be able to continue as a going concern. The
consolidated financial statements do not include any adjustments   relating
to   the   recoverability    and classification of recorded asset amounts, or
the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company's continuation  as  a  going concern   is  dependent  upon  its
ability  to   achieve profitable operations, generate sufficient cash  flow to meet its obligations, and obtain additional financing.

Management's plans

As  indicated  in the consolidated financial  statements, the   Company   has
 incurred  losses  from   continuing operations  of $198,524 and $1,247,609
for the  9  months ended  September  30,  2003 and 2002  respectively.   The
Company also has a severe working capital deficiency, and a  net
shareholders' deficiency at September  30,  2003. Since    its   inception,
the   Company   has   devoted substantially  all  of  its  efforts  to
developing its products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)


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

b) Nature of operations

In August of 2003, the Company changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc. ("IASA"), pursuant to a consent
of  the  Company's shareholders,   to  better  reflect  its   new   business
activities.

IASA  was  incorporated on June 4, 1999 in the  State  of Delaware.   IASA
was formerly engaged in two lines of business: owning and operating income producing real estate, and a finance business which originated
and serviced  loans  to individuals and to  businesses.   The real  estate
business was spun off in 2000. The finance business was sold prior to December 31, 2002.

On  December 31, 2002, IASA acquired 100% of  the  issued and   outstanding
common  stock  of   CONVERGix,   Inc. ("CONVERGix"),  a  Canadian
corporation, pursuant to a share exchange agreement dated November 22, 2002. Under the share exchange agreement, IASA issued 3,295,000 shares of its common stock plus 21,788,333 of Class B Special "exchangeable shares" of Intelisys Acquisition, Inc., a 100% owned subsidiary of IASA. The exchangeable shares have equal voting rights and equal economic value as IASA common stock. These exchangeable shares may be exchanged by the holder at any time on a one-for-one basis for IASA common stock, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common stock on that date. As a result of the merger, the shareholders of CONVERGix are now shareholders of IASA. In conjunction with the merger, all of the directors and officers of IASA resigned and the shareholders have appointed a new board of directors and officers, which consists of the directors and officers of CONVERGix.

The merger was accounted for as a reverse acquisition and resulted in CONVERGix becoming the accounting acquirer, whereby the historical financial statements of IASA have become those of CONVERGix. Accordingly, the financial statements include the consolidated accounts of CONVERGix Inc. as at and for the nine months ended September 30, 2003, at December 31, 2002, and for the nine months ended September 30, 2002.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)


b)   Nature of operations  (continued)

In conjunction with the merger and recapitalization of CONVERGix, CONVERGix's 25,083,333 shares of issued and outstanding common stock were
reclassified  into  common stock   of  IASA  or  exchangeable  shares  of
Intelisys Acquistion  Inc.,  which  represent  IASA  common   stock
equivalents. Because IASA was inactive at the time of the merger, on December 31, 2002, net assets acquired were Nil.

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


c)Principles of consolidation

Consistent with the application of reverse acquisition accounting, the consolidated financial statements include the accounts of CONVERGix Inc. and its wholly owned subsidiaries, Cynaptec Information Systems Inc.
and InteliSys  Aviation  Systems  Inc.   Significant   inter- company
transactions   have   been    eliminated    on consolidation.

d)   Financial instruments

The Company's primary financial instruments consist of receivables, current liabilities and long-term debt. The difference between the carrying values and the fair market values of the primary financial instruments are not material due to the short-term maturities and/or the credit terms of those instruments.

The   fair  value  of  shareholder  advances  cannot   be determined, as they
do not include any terms  of  payment (Note 4).

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)


2.   Summary of significant accounting policies (continued)

e)   Stock options

In accordance with the accounting requirements of SFAS123, the Company uses
the fair value   based method of accounting for stock based employee
compensation and stock based compensation to suppliers other than employees.


3.   Concentrations

Concentrations of Credit Risk

At   September  30,  2003,  four  significant   customers accounted for 63%
of trade accounts receivable and each of these four customers accounted for more than 10% of trade accounts receivable.

At December 31, 2002, two significant customers accounted for 55% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.

At September 30, 2003 two creditors accounted for 26% of accounts payable and accrued liabilities. Each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

At December 31, 2002, two creditors accounted for 24% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

Concentration in Operations

For the nine months ended September 30, 2003, four significant customers accounted for 52% of revenues and each of these four customers
accounted for more than  10% of   revenues.    In  2002,  two  significant
customers accounted for 45% of revenues and each of these two customers accounted for more than 10% of revenues.

4.   Long-term debt                                 September 30  December 31
                                                         2003          2002

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest
bearing payments to begin Jan. 1, 2003, $370 for
first 6 months, $1,480 for next 44 payments and
a final payment of $680.                            $ 66,230         $57,960

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest
bearing repayment is calculated as 3% of the
gross annual sales where first payment shall
be due January 1, 2003 and subsequent repayments
are due monthly until the contribution has
been repaid.                                           238,144       205,686

      InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)

4.  Long-term debt (continued)

Bank loan, bearing interest at prime plus 2.5%.               -         2,993

Bank loan, secured by equipment and a shareholder
guarantee of $14,800, bearing interest at prime plus
1.25%.                                                        -        77,107

Promissory note, unsecured, bearing interest at 15%
due on demand.                                           29,600        25,200

ACOA, Amelia marketing loan, unsecured repayable
contribution, non-interest bearing, repayable in 39
monthly instalments of $6,168.  First repayment
shall be due February 1, 2004.                          312,166       229,568

Promissory notes, unsecured, bearing interest at
varying rates between 6.7% - 15%, repayable between
August, 2001 and February 2005.                         300,326       255,683

Gavella Corp. promissory notes, secured by share
holder guarantee and all of the assets of the company,
bearing interest at 12%, repayable between December
2003 and February 2005.                                 101,170            -

BDC leasehold loan, secured by shareholder guarantee
and general security agreement covering equipment,
bearing interest at 10.8%, repayable in 3 consecutive
monthly payments of $740, beginning November 15, 2002,
followed by 43 consecutive payments of $1884,
beginning February 15, 2003 and one final payment of
$1,931 on September 15, 2006.                            67,814        71,190

Former shareholder loan, bearing interest at 26%,
repayable in minimum monthly installments of $1,291,
beginning in December 2002 and continuing until
balance is paid in full.                                118,792       101,134

Shareholder loan, non-interest bearing, no set terms
of repayment.                                            12,158         8,581
                                                       --------      --------
                                                      1,246,400     1,035,102

Less current portion of long-term debt                  429,643       401,913
                                                       --------      --------
                                                       $816,757      $633,189
                                                       ========      ========

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2003 are approximately as follows:

               2004   $429,643
               2005    145,066
               2006    229,904
               2007    129,468
               2008    110,869
          thereafter   201,450

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)

4.  Long-term debt (continued)


At  September  30,  2003 the Company  is  in  default  on principal   and
interest  payments  for  many   of   its obligations as follows:

     Principal payments in default $    339,817
     Interest payments in default       202,321
                                       --------
                                       $542,138

All debt in default has been classified as part of current liabilities at September 30, 2003. The Company is in the process of refinancing both its long- term and short-term debt obligations.


5.   Minority interest

At September 30, 2003 and December 31, 2002, minority interest consists of preferred shares of CONVERGix Inc. and preferred shares of Cynaptec Information Systems, Inc. The minority interest in CONVERGix arose following the merger with IASA on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger. (Note 2 (b)). The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.



6.   Capital stock

At September 30, 2003, the Company is authorized to issue:

1)   100 shares of preferred stock, par value $0.001 per share.
2)   10,000,000 shares of common stock, par value $0.001 per share.

At September 30, 2003, there are 7,895,000 shares of Common Stock outstanding, including 3,295,000 shares issued as part of the merger
with  CONVERGix.    In addition,  there  are 21,788,333 issued  and
outstanding Special Class B "Exchangeable Shares" in IASA's wholly owned subsidiary Intelisys Acquisition Inc. As outlined in Note 2(b), the exchangeable shares have equal voting rights and equal economic value as IASA common shares as they may be exchanged by the holder at any time on a
one- for-one  basis  for  IASA  common  shares,  and  if   not exchanged
prior to December 31, 2012, will be exchanged for IASA common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at September 30, 2003 and have been included in calculating the basic loss per share.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)

7.   Commitments

The Company has a $59,317 credit note from a preferred shareholder, which it intends to use to purchase capital assets in the next twelve months. The credit note is included as part of minority interest.

The Company is committed to minimum annual lease payments under various operating leases for office space and certain computer equipment. The minimum payments required under these leases for each of the four years subsequent to September 30, 2003 are approximately as follows:

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

The  investor  purchased  the shares  for  $504,000.   At September  30,
2003, the redemption value of the shares has been classified as a current liability, at $0.34 CDN per security since it is higher than the market value at March 1, 2003.

Subsequent  to  September 30, 2003, the Company  and  the investor  are  in
the  process  of   renegotiating   the original agreement.  Under the
proposed terms of the new agreement, the Company will issue 6,296,297 shares of common stock and a $192,400 promissory note to the investor in return for the investor rescinding the redemption obligation. However, as of November 19, 2003, a new agreement has not been finalized and the Company has not issued the new shares or the promissory note.


9.   Income taxes

At September  30,  2003,  the Company  has  significant  operating  losses
and   other undeducted  amounts for tax purposes that may  be  offset against future taxable income. The future income tax asset arising from these items has been reduced to nil by a valuation allowance due to uncertainties regarding the utilization of the future income tax assets.

The   income  tax  expense  for  the  nine  months  ended September  30,
2002 represents the write down of a previously recognized income tax asset, as part of the valuation allowance.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)


10.     Related party transactions

(a)  Accounts  payable  at  September  30,  2003  include
     amounts   owing   to  shareholders,   officers   and
     employees of $214,380(December 31 2002 - $224,872).

(b)  During the nine months ended September 30, 2003, the
     Company   expensed  $23,130  (2002  -  $17,542)   of
     interest charges on a loan payable to a related party.

(c)  During the nine months ended September 30, 2003, the
     Company  paid interest of $6,951 (2002   nil)  on  a
     shareholder's personal debt which is related to personal property of the shareholder that is pledged as security for the Company's debt obligations.


11.  Convertible debt

Convertible debt at September 30, 2003 consists of debt which is convertible into common shares.
                                                    September    December  31
                                                      2003              2002

Shareholder loan, bearing interest at 8%,
convertible  into common shares at the lesser of
the closing price of shares at the date of advance
or the average closing price of shares for the 20
days prior to the conversion date, maturing on
April 17, 2004. The  conversion price shall not be
lower  than  $.05  per share.                         $  59,200             -


Shareholder loan, non-interest bearing convertible
into common  shares at the market price at the
date of conversion.                                       8,991         7,654
                                                      ---------    ----------
                                                       $ 68,191        $7,654
                                                      =========    ==========

On July 18th, 2003, Gavella Corp. converted a $50,000 convertible promissory note into 1,000,000 shares of common stock of InteliSys Aviation Systems of America Inc.

At   September   30,  2003  the  effect  of   outstanding convertible  debt
has not been included in  the  earnings per share calculation for the nine
months ended September 30,   2003,  as  such  amounts  would  be
anti-dilutive. However,  the  outstanding  convertible  debt  has   been
included in the earnings per share calculation for the three months ended September 30, 2003.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)

12. Bank operating loans

On March 22, 2002, the Company's two wholly owned subsidiaries, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc. entered into a forbearance agreement with their Bank, which was further amended on August 1, 2002.

At December 31, 2002, the Company's two wholly owned subsidiaries were in default of their forbearance agreement.

On May 30, 2003, the Company's two wholly owned subsidiaries, Cynaptec Information Systems Inc., and InteliSys Aviation Systems Inc., reached a settlement with their Bank in regards to the outstanding debt. Under the settlement, the bank has released all security pledged by the Company's two wholly owned subsidiaries and guarantees from certain shareholders. The debt settlement resulted in the forgiveness of $65,586 of debt, which is recorded as other income on the consolidated statement of operations for the nine months ended September 30, 2003.

13. Scientific Research and Experimental Development tax credits

In February of 2003, one of the Company's wholly owned subsidiaries, Cynaptec Information Systems Inc. filed its 2001 corporate income tax return, which included an application to have certain tax credits refunded based on the Canadian Income Tax Act. Under the Act, the company could have a percentage of its research and development expenses refunded. In order for these credits to be refunded, the Cynaptec's research and development work had to meet certain criteria. There was no certainty that the Canada Customs and Revenue Agency would accept Cynaptec's filling therefore these credits were not recorded in the consolidated financial statements.

In August of 2003, Cynaptec's tax return was assessed by the Canada Customs and Revenue Agency and its scientific research and experimental development tax credits were refunded. The refund of $333,754 was recorded in the consolidated statement of operations as other income. The Company's interpretation of the Canadian Income Tax Act was that this refund was predicated on the Canada Customs and Revenue Agency accepting an amendment to Cynaptec's 2000 corporate tax return. As of November 17, 2003, the Company has yet to receive a notice of assessment or any other notification that the Canada Customs and Revenue Agency has accepted or rejected the Company's request to amend its 2000 corporate tax return. Company management are confident that the amendment request will be accepted, however should the amendment not be accepted, the Canada Customs and Revenue Agency may request that these refunds be reimbursed.

In June of 2003, another of the Company's wholly owned subsidiaries, InteliSys Aviation Systems Inc., filed its tax returns for the 2002 fiscal year. These tax returns also contained claims for scientific research and experimental development expenses. On October 14th, 2003, InteliSys Aviation Systems Inc. received a notice of assessment from the Canada Customs and Revenue Agency for its 2002 tax return approving a refund of $215,591 in scientific research and experimental development tax credits. This refund was recorded in the consolidated statement of operations as other income.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2003
(in US dollars)



14. Stock options

During the three months ended September 30, 2003 the Company issued 650,000 stock options to a shareholder, who is a non-employee, for consulting and other services, valued at $103,350. The Company used the Black-Scholes option pricing model to determine the value of these
options.   The Company used a 2% risk-free interest  rate which  equals  the three year yield on US Treasury  bills and a stock volatility rate of 128%.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


General

In August of 2003, the Company changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc. ("IASA"), pursuant to a consent of the company's shareholders, to better reflect its new business activities.

InteliSys Aviation Systems of America Inc. ("IASA", "the Company", "we", "our") was incorporated on June 4, 1999 in the State of Delaware. IASA was engaged in two lines of business, owning and operating income producing real estate, and a finance business which originated and serviced loans to individuals and to businesses. The real estate business was spun off in 2000. The finance business was sold on December 31, 2002.

On December 31, 2002, IASA acquired Convergix, Inc., a Canadian corporation, pursuant to a share exchange agreement dated November 22, 2002. Pursuant to the agreement, IASA issued 3,295,000 shares of its common stock plus 21,788,333 "exchangeable shares" in InteliSys Acquisition, Inc. a subsidiary of IASA. The exchangeable shares have equal voting rights and equal economic value as IASA common shares. These shares may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date. Included in the 21,788,333 exchangeable shares are 2,666,667 exchangeable shares which are redeemable by the holder. For financial statement purposes, these shares are shown as redeemable shares in current liabilities.


Throughout this document, the exchangeable shares are treated as common stock equivalents. All references to InteliSys Aviation Systems of America Inc. common stock include the exchangeable shares unless otherwise noted.

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

The following discussion includes the business of Convergix. IASA, Convergix, Cynaptec and InteliSys are collectively referred to as "IASA", "the Company", "we", or "our".

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of September 30, 2003 was CAD $1.00 for USD $.74.


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

The Amelia software solution consists of four fully integrated product suites that address the operational needs of mid size airline and fleet operations:

o     Flight Operations
o    Reservations and Scheduling
o    Human Resources
o    Maintenance

      he Amelia solution can be rapidly activated with airline carriers going
online in a matter of days or weeks.   Amelia can be installed directly at
customer locations or through an Application Service Provider (ASP) model via the Internet, using our computer system. This ASP model allows Amelia customers to avoid investment in expensive computer hardware. The benefit to us is that the ASP model provides a revenue stream over a number of years.




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

Education and Training

Training is provided by an InteliSys-provided trainer. Typically, this training is carried out at the client's site. Training is also available through remote sessions during which the trainer "shadows" the client side user, employing the shadow functionality in the operating software. This permits the user and the trainer to collaborate and work together in a single session. Implementation and Training is available in English, French, Spanish and German.

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


Plan of Operation
-----------------

Our goal is to be a leading provider of software solutions and hosting services to small and mid sized airlines and aircraft fleet operators. To meet that goal, we invested over $1,000,000 to develop an integrated software solution called Amelia. In addition, believing that it would be a competitive advantage to offer our software to our customers over the internet utilizing our computer mainframe, we invested over $600,000 in computer hardware, software and related infrastructure. The development of the software and the integration of the computer hardware cost more and took longer than originally planned. As a result, we have incurred significant operating losses over the past fiscal years as well as during the third quarter of the 2003 fiscal year. Cumulatively, we have lost $7,641,016. Our balance sheet is highly leveraged. As of September 30, 2003, our liabilities exceeded our assets by $4,794,819. We have not been able to meet our obligations as they come due. However, now that the development of our software and hardware is substantially complete and marketing efforts are well underway, we believe we will be able to improve our financial results for the following reasons:

1. We have been successful selling our products and services since marketing efforts commenced in June 2001. To date, we have signed contracts with 20 customers, which will provide significant revenues in the future. Given our track record with these customers, we expect to be successful in our efforts to attract additional customers.

2. Our revenues have steadily increased since marketing efforts began in June 2001. We do not anticipate significant increases in fixed costs for the foreseeable future. We estimate that we are only utilizing 30% of our computer system capacity and 23% of our telecommunications system capacity.
3. We have informal agreements with most of our creditors that will allow us to continue to function as a going concern.

4. We anticipate that we will be able to secure equity and debt financing that will be used to pay down some of our debt and to enhance our ability to continue as a going concern. We have no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to us on commercially reasonable terms, if at all.

5. We have been able to increase our revenues from operations by 116% for the nine months ended September 30, 2003 as compared to the same period in 2002. The Company has managed to generate this revenue growth while reducing its selling, general and administrative expenses by 1% for the nine months ended September 30, 2003 as compared to the same period in 2002.


During the third quarter ended September 30, 2003, the Company signed agreements with four new customers to bring our total customer base to 20. We are continuing to aggressively pursue a number of qualified leads while tightly monitoring our operating expenses.

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

InteliSys Aviation Systems of America Inc. had revenues of $689,201 for the nine months ended September 30, 2003 as compared to $318,697 for the nine months ended September 30, 2002 an increase of $370,504 or 116%. This increase is primarily due to an increase in client base. The increase in clients is the direct result of the Company's marketing activities since emerging from its development stage.

Selling, general and administrative expenses decreased to $1,354,443 during the nine months ended September 30, 2003 from $1,379,930 during the same period in 2003. This represents a decrease of $25,487. This decrease is the result of having certain one-time charges to wages and benefits during the nine months ended September 30, 2002 which did not occur during the same period ending in 2003. The Company is continuing to seek ways to control its costs while continuing to grow its revenue stream.

The company has managed to significantly increase its revenues while managing to decrease its selling, general and administrative expense. Consequently, the company has decreased its operating losses to $665,242 in 2003 from $1,061,233 in 2002, a decrease of $395,991. This decrease is directly attributed to the Company's ability to attract new customers thereby increasing its revenue while managing to decrease its selling, general and administration expenses.

The Company's interest expense has decreased from $173,700 to $136,559, a decrease of $37,141.

During the nine months ended September 30, 2003, the Company received tax credit refunds from the Canada Customs and Revenue Agency for Scientific Research and Experimental Development activities performed by two of its wholly owned subsidiaries for prior fiscal years. These claims were subject to approval by the Canada Customs and Revenue Agency. There was no assurance that such approval would be granted. Therefore, these claims were not recorded in the financial statements until such approval was received by the Company. The refunds resulted in the Company recognizing $537,691 as other income in the nine months ended September 30, 2003.


Net loss decreased by $1,049,085 from a loss of $1,247,609 for the nine months ended September 30, 2002 to a loss of $198,524 for the same period ending September 30, 2003.

Basic net loss per share was $0.01 for the nine months ended September 30, 2003 as compared to $0.05 for the same period ending September 30, 2002.

Liquidity and Capital Resources

On January 1, 2003, the Company had $39,633 in cash and cash equivalents.

Net cash used in operating activities was $232,448 for the nine months ended September 30, 2003. Net cash used in operating activities for the nine months ended September 30, 2003 resulted primarily from the net loss for the nine month period, increases in receivables, tax credits receivable and prepaids partially offset by increases in payables, other non cash expenses and deferred revenue.

Net cash provided from investing activities for the nine months ended September 30, 2003 was $6,348. This increase is attributed to the use of a credit note from a minority interest holder to purchase computer equipment valued at $40,520. This was offset by an investment in capital assets of $34,172.

Net cash provided from financing activities was $147,986 during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Company received net proceeds from long term loans of $100,905 and net proceeds from convertible debt of $109,201. The company used $62,120 to repay its operating loan.

Changes in exchange rates decreased cash by $2,875 during the nine months ended September 30, 2003.


Cash decreased by $81,079 during the nine months ended September 30, 2003.

The Company had cash and cash equivalents deficiency of $41,446 on September 30, 2003.

The Company had net working capital deficiencies of $2,819,310 for the nine months ended September 30, 2003 and $2,591,062 for the year ended December 31, 2002.


On January 1, 2002, the Company had $310 in cash and cash equivalents.

Net cash used in operating activities was $894,563 for the nine months ended September 30, 2002. Net cash used in operating activities for the nine months ended September 30, 2002 resulted primarily from the net loss for the period, an increase in accounts payable, a decrease in accounts receivable, a decrease in prepaid expenses and a decrease in deferred revenues.

Net cash provided by investing activities for the nine months ended September 30, 2002 was $248. This decrease is attributed to the adjustment of a credit note provided by a minority interest holder for the return of computer equipment as well as other capital assets being returned in exchange for a credit to our accounts payable account.

Net cash provided from financing activities was $872,669 during the nine months ended September 30, 2002. During the period, the Company received net proceeds from long term loans in addition to proceeds from convertible debt. These proceeds were partially offset by a reduction of the bank's operating loan.

Changes in exchange rates increased cash by $17,693 during the nine months ended September 30, 2002.

Cash decreased by $3,953 during the nine months ended September 30, 2002.

The Company had cash and cash equivalents deficiencies of $3,643 on September 30, 2002.


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

The Company's wholly owned subsidiary, Cynaptec Information Systems Inc., has filed an amended tax return for the 2000 fiscal year with the Canada Customs and Revenue Agency during the first quarter. The approximate value in US dollars of this amendment $115,525. This amendment is subject to approval by the Canada Customs and Revenue Agency. There is no assurance that such approval will be granted. Therefore, these claims will not be recorded in the financial statements until such approval is received by the Company. If the amended return is not accepted, the Canada Customs and Revenue Agency may request a reimbursement of a Cynaptec refund previously approved.

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


ITEM 2    CHANGES IN SECURITIES

A corporate investor converted a $50,000 promissory note in exchange of 1,000,000 shares of our common stock.


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5    OTHER INFORMATION

     InteliSys Aviation Systems of America has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol IYSA. As of November 18, 2003, the Company's common stock has been thinly traded at a price range between $.06 and $.20 per share.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

      Report filed on 8-K filed on August 28, 2003 with respect to Apta Holdings, Inc. changing its name to InteliSys Aviation Systems of America Inc.

         Reports on Form 8-K were filed on January 10, 2003, January 21, 2003 and February 21, 2003, and were reported in the Form 10-KSB filed April 15, 2003.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            INTELISYS AVIATION SYSTEMS OF AMERICA INC.


Dated: November 14, 2003         /s/ Ralph Eisenschmid
                            ----------------------------------------
                            Ralph Eisenschmid,
                            President, Chief Executive Officer




Dated: November 14, 2003         /s/ Denis Gallant
                            ----------------------------------------
                            Denis Gallant
                            Chief Financial Officer

                                        EXHIBIT 31.1


CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT


I, Ralph Eisenschmid, the President and Chief Executive Officer of InteliSys Aviation Systems of America Inc., certify that:


1. I have reviewed this quarterly report on Form 10-QSB of InteliSys Aviation Systems of America Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s)and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 14, 2003           /s/ Ralph Eisenschmid
                              -----------------------------
                              President and Chief Executive Officer

EXHIBIT 31.2


CERTIFICATION PURSUANT TO RULE 13a 14(a)/15D-14(a) and
SECTION 302 OF THE SARBANES-OXLEY ACT


I, Denis Gallant, the Chief Financial Officer of InteliSys Aviation Systems of America Inc., certify that:


1. I have reviewed this quarterly report on Form 10-QSB of InteliSys Aviation Systems of America Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


4. The small business issuer's other certifying officer(s)and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

e) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

f) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

g) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

h) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 14, 2003          /s/ Denis Gallant
                              -----------------------------
                              Chief Financial Officer

                                                  EXHIBIT 32.1


CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of InteliSys Aviation Systems of America Inc. (the "Company") on Form 10QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ralph Eisenschmid, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ Ralph Eisenschmid
-------------------
Ralph Eisenschmid
President, Chief Executive Officer


November 14, 2003

                                                  EXHIBIT 32.2


CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of InteliSys Aviation Systems of America Inc. (the "Company") on Form 10QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Denis Gallant, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 /s/ Denis Gallant
-------------------
Denis Gallant
Chief Financial Officer


November 14, 2003