Form 10KSB
period 2003-12-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2004-04-14
CIK 1091325

================================================================================
                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Year Ended December 31, 2003            Commission File Number:  0-26777

                   InteliSys Aviation Systems of America Inc.
                 (Name of small business issuer in its charter)

             Delaware                                   22-3662292
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

          815 Bombardier Street
     Shediac, New Brunswick, Canada                        E4P 1H9
(Address of principal executive offices)                 (Zip Code)

         Issuer's telephone number, including area code: (506) 532-8515

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $1,039,429.

         Based on the closing sales price of the Common Stock on April 12, 2004,
the  aggregate   market  value  of  the  voting  stock  of  registrant  held  by non-affiliates was $2,707,310.

         The registrant has 23,797,724 shares outstanding as of April 12, 2004 and 21,788,333 issued and outstanding Special Class B Exchangeable Shares in the registrant's wholly-owned subsidiary InteliSys Acquisition Inc. As outlined in
Note 2 (a) to the Financial Statements, the exchangeable shares have equal voting rights and equal economic value as the common shares of the registrant as they may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the registrant, and if not exchanged prior to December 31, 2012, will be exchanged for common shares of the registrant on that date.

Documents Incorporated By Reference:  None

Transitional  Small Business  Issuer  Disclosure  Format (check one):
Yes [ ] No [X].

         TABLE OF CONTENTS                                             PAGE


PART I

         Item 1.  Description of Business
         Item 2.  Description of Property
         Item 3.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

PART II

         Item 5.  Market for Common Equity and Related Stockholder Matters
         Item 6.  Management's Discussion and Analysis or Plan of Operation
         Item 7.  Financial Statements
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Item 8A. Controls and Procedures

PART III

         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act

         Item 10. Executive Compensation

         Item 11. Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters

         Item 12. Certain Relationships and Related Transactions
         Item 13. Exhibits and Reports on Form 8-K
         Item 14. Principal Accountant Fees and Services


SIGNATURES

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

InteliSys Aviation Systems of America Inc. (the "Company" or "we" or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company believes that the following factors, including but not limited to the risk factors contained herein, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) general economic conditions; (b) regulatory changes or interpretations of such regulations; (c) uninsurable risks, including acts of terrorism; (d) unexpected losses, (e) risks related to competition from established and emerging competitors; (f) risks that our revenues are highly dependent on the travel industry which is experiencing a prolonged decrease in business; (g) risks related to our financial leverage; (h) risks that rapid technological changes may render our technology obsolete; (i) risks to our customers; (j) disruptions in capital markets; and (k) risks related to the fact that we are not yet profitable and need additional capital to fund our operations.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

                                     PART I

Item 1.  Description of Business.

InteliSys Aviation Systems of America Inc. is a provider of integrated software solutions for regional, mid-sized airlines and fleet operators. Our software enables air carriers to improve their operations by providing solutions that are integrated, adaptable and can be deployed in a cost effective manner. In addition, our software assists airline operators in key areas such as record keeping, regulatory compliance, capacity planning and resource allocation while managing maintenance requirements to seamlessly optimize operations.

Corporate History

In August of 2003, the Company changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc. ("IASA") pursuant to a consent of the Company's shareholders, to better reflect its new business activities.

The Company was incorporated on June 4, 1999. We were engaged in two lines of business, owning and operating income producing real estate, and a finance business which originated and serviced loans to individuals and to businesses. The real estate business was spun off in 2000. The finance business was sold on December 31, 2002.

On December 31, 2002, we acquired Convergix, Inc., a Canadian corporation, pursuant to a share exchange agreement dated November 22, 2002. Pursuant to the agreement, IASA issued 3,295,000 shares of its common stock plus 21,788,333 "exchangeable shares" in InteliSys Acquisition, Inc. a subsidiary of IASA. The exchangeable shares have equal voting rights and equal economic value as IASA common shares. These shares may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date. Throughout this document, the exchangeable shares are treated as common stock equivalents. All references to IASA common stock include the exchangeable shares unless otherwise noted.

The address and telephone number of our main office is 815 Bombardier Street, Shediac, New Brunswick, Canada, E4P 1H9, (506) 532-8515 or 1-877-532-8515

Cynaptec Information Systems Inc. ("Cynaptec"), also a New Brunswick corporation, is a wholly-owned subsidiary of Convergix. Convergix also owns 53% of the issued and outstanding shares of InteliSys Aviation Systems Inc.
("InteliSys"), a Canadian corporation, with the remaining 47% being owned by Cynaptec.

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of December 31, 2003 was CAD $1.00 for USD $.78.

Development of the Business

Our business originally operated as a sole proprietorship in Montreal, Quebec from 1983 until April 1999. In April of 1999, we relocated to Shediac, New Brunswick in order to join forces with Cynaptec, an Information Technology integrator.

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

In June 2001, under a new management team, our research and development was curtailed, and focus was applied towards sales and marketing of our existing, developed modules. Cynaptec's operations were wound down and its personnel laid off. Presently, our principle business is providing our software to our customer base for installation on their computer system or via the internet using our computer system. We currently provide services to 21 clients. Client contracts are generally for terms of thirty-six to sixty months with fixed and volume-based charge components.

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

Education and Training

Training is provided by an IASA-provided trainer. Typically, this training is carried out at the client's site. Training is also available through remote sessions during which the trainer "shadows" the client side user, employing the shadow functionality in the operating software. This permits the user and the trainer to collaborate and work together in a single session. Implementation and Training is available in English, French, Spanish and German.

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

o 3,000 Fixed Base Operators (Source: ACU-KWIK 2001)

o 3,299  Maintenance,  Repair & Overhaul (MRO)  facilities in the U.S.  (Source:
Aviation Maintenance, July 2000)

o 13,105 Corporate operators and flight departments with a total fleet size of over 22,000 corporate aircraft (Source: NBAA Membership Review 2001)


Each of these segments, excluding the Upper Tier, is a target for the Amelia suite of products. This results in a total potential client market for Amelia well in excess of 25,000 organizations. To date, we receive from our typical customer $[56,000] in recurring revenue annually. Initial one-time charges average $[18,000] per customer.

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

We estimate that there are currently approximately 74 companies that provide one or more of the services which we provide. We believe that most of these competitors do not provide as comprehensive a set of services as we do. We consider the following companies to be our principal competitors:

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

We estimate that we are utilizing approximately 23% of our communications capacity and 25% of our computer system capacity. No significant data center upgrades are anticipated for the foreseeable future.

Marketing

We intend to expand existing customer relationships by introducing upgrade programs for customers, and strategically positioning the "integrated suite" concept (i.e. selling other parts of the Amelia suite to existing customers).

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

Employees

As of December 31, 2003, we employed 21 individuals, 17 of whom were engaged in operations and customer service, 2 in sales, marketing and related activities and 2 in finance and administration. Our success is highly dependent on our ability to attract and retain qualified employees. The loss of any of our senior management or other key sales and marketing personnel could have a material adverse effect on our business, operating results and financial condition.

Factors that May Affect Future Results

Limited Operating History; History of Operating Losses:

We have only recently emerged from our development stage. As of December 31, 2003, we had entered into a limited number of contracts for the provision of our software products, and only commenced sales in 2001. Accordingly, we have only a limited history upon which an evaluation of our prospects and future performance can be made. Such prospects must be considered in the light of risks and difficulties frequently encountered by new businesses facing intense competition in an evolving industry, where products have yet to obtain widespread commercial acceptance and are characterized by rapid technological obsolescence.

From inception through December 31, 2003, we have incurred cumulative losses of $8,186,017.

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

On January 8, 2004, the Company entered into an agreement with Californian Securities, S.A. to initiate an offshore placement for 12,480,000 shares of common stock, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. Through April 12, 2004, the Company has sold 5,754,387 shares resulting in gross proceeds of $372,735.

We have no other current arrangements with respect to, or sources of, additional financing and there can be no assurance that additional financing will be available to us on commercially reasonable terms, if at all. Any inability to obtain additional financing could have a material adverse effect on us,
including  possibly   requiring  us  to  significantly   curtail  or  cease  our
operations.

Development of Markets Required for Successful Performance by IASA:

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

Management of Growth and Dependence on Key Personnel:

The success of IASA will be largely dependent on the efforts of our management. We have no employment agreements with individuals in various managerial positions, and there can be no assurance that such persons will continue their employment with us. The loss of the services of one or more of such key personnel could have a material adverse effect on our ability to maximize our use of our products and technologies or to develop related products and technologies. Our future success will depend largely upon our ability to attract, retain and motivate highly skilled employees. Qualified employees are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to continue to attract and retain sufficient numbers of highly skilled employees. If we are unable to hire, train and retain qualified engineers and our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected.

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

Control by Current Shareholders:

Our Officers and Principle Shareholders own approximately 75% of the shares outstanding. Accordingly, such persons will be able to control IASA, elect all of our directors, increase the authorized capital, dissolve, merge, sell our assets, and generally direct our affairs. See "Management," "Principal Shareholders" and "Certain Transactions."

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

No Dividends:

Neither Convergix nor IASA has paid any cash or other dividends on our Common Stock and neither expects to declare or pay any cash dividends in the foreseeable future.

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

Item 2.  Description of Property.

We do not own any real property. Our principal administrative, sales, marketing, support and product development facility occupies 6,600 square feet in Shediac, New Brunswick, Canada. The lease expires on December 31, 2007. The annual rent on such lease is $101,115. We believe that existing facilities are adequate to support our activities for the foreseeable future.

Item 3. Legal Proceedings.

In  February   2004,  the  Company   received   notice  that  a  shareholder  is
contemplating litigation against the Company for the alleged breach of a memorandum of understanding, related to share subscriptions and other compensation, which was entered into on April 17, 2002 and amended on November 22, 2002.

The Company's position is that it fully satisfied its obligation under the memorandum of understanding in 2002 and that no further liability existed to the shareholder at December 31, 2002 and December 31, 2003. However, the shareholder's interpretation of the agreement is different from that of the Company.

The Company is now seeking to settle the dispute. As part of the settlement, the Company has agreed to issue 1,821,429 common shares to the shareholder which will be recorded as an expense in 2004, when it became determinable based on negotiations with the shareholder.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

Pursuant to a written consent executed on February 12, 2004 by stockholders holding 22,310,069 shares of the common stock of the Company, representing approximately 61% of the total issued and outstanding common stock of the Company at that time, adopted a resolution to amend the Company's Articles of Incorporation to increase the authorized shares of the Company from 50,000,000 to 100,000,000 and authorize up to 10,000,000 shares of a new class of undesignated preferred stock. We anticipate filing the amendment with the Secretary of State of the State of Delaware effectuating these changes on or about April 8, 2004.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In 1999 our common stock began trading on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "IYSA.OB". The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2003 and 2002, respectively:

Calendar Year            High Bid          Low Bid
                         --------          -------
2003:
First quarter              $ .25            $ .04
Second quarter             $ .08            $ .06
Third quarter              $ .10            $ .06
Fourth quarter             $ .32            $ .10

2002:
First quarter              $ .40            $ .25
Second quarter             $ .27            $ .25
Third quarter              $ .27            $ .25
Fourth quarter             $ .26            $ .25

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotation Bureau OTC Market Report.

  The Company estimates that as of April 12, 2004 there were approximately 400 holders of record of the Common Stock and 45 holders of record of the Class B Exchangeable Shares.

Dividend Policy

As of April 7, 2004, there had been no dividends declared on the Company's Common Stock. We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have an active Equity Compensation Plan.

Recent Sales of Unregistered Securities

On January 8, 2004, the Company entered into an agreement with Californian Securities, S.A. to initiate an offshore placement for 12,480,000 shares of common stock, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. Through April 7, 2004, the Company has sold 5,754,387 shares resulting in gross proceeds of $372,735.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern

The Company accounts for software sales in accordance with Statement of Position
(SOP) No. 97-2, "Software Revenue Recognition". SOP 97-2 generally requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the element.

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

Software subscription, support, consulting service, and training program revenue included in multiple-element arrangements is deferred and recognized on a straight-line basis over the term of the software subscription and support agreement. The fair value of the undelivered elements (software subscription, specified upgrades, support, consulting services and training) is generally determined based on the price charged for the undelivered element when sold separately.

OVERVIEW

Plan of Operation
-----------------

Our goal is to be a leading provider of software solutions and hosting services to small and mid-sized airlines and aircraft fleet operators. To meet that goal, we invested heavily to develop an integrated software solution called Amelia. The development cycle and computer hardware integration took longer that anticipated, causing a delay in our commercialization efforts. As a result, the Company has an accumulated deficit of $8,186,017. Our balance sheet remains highly leveraged. Our liabilities exceed our assets by $4,295,384. The Company has not been able to meet its obligations as they come due. However, now that the software and hardware development is substantially complete, we have been able to concentrate our efforts on our sales and marketing activities to further commercialize our product on a worldwide basis. We believe as our product, as well as our marketing activities, continue their maturing process, our financial results will improve. We also believe that our financial results will improve for the following reasons:

1. Through our marketing efforts and product enhancements, we have been able to sign contracts with four new clients during the year ended December 31, 2003. Among those four new customers, we have successfully entered into the Middle Eastern/North African market by signing the first low fare/low cost carrier in the region. Furthermore, we have also signed a contract with a start-up airline in Uruguay, South America, another region where we feel could be the next emerging market. We feel that as we continue to gain market acceptance, specifically in emerging markets, our ability to sign additional customers improves significantly.

2. We have a better control on our costs and do not anticipate any significant increases for the foreseeable future. We estimate that we are only using 23% of our communications and 25% of our computer capacity. We do not foresee any major expenditures relating to this infrastructure in the short term.

3. We have informal agreements with many of our unsecured trade creditors.

4. We anticipate that we will be able to secure equity and debt financing as our results continue to improve. This additional financing would be used to pay down some of our debt as well as improve our working capital situation. There can be no assurance that the Company will be able to secure any other additional financing on commercially reasonable terms, if at all.

The Company plans to continue aggressively seeking new customers and emerging markets while continuing to remain customer focused and provide new product enhancements. We believe that the focus of our entire team will allow the Company to continue its pattern of strong revenue growth as evidenced by the 117% increase for the period ended December 31, 2003 as compared to the same period ended in 2002. This impressive growth follows a 109% increase in revenues for the year ended December 31, 2002 as compared to the same period ended in 2001 as evidenced in our 10-KSB filed for the year ended December 31, 2002. We believe that these figures support our opinion that our sales and marketing strategy has been successfully implemented.

The Company also plans to continue to aggressively seek new sources of financing in order to continue with its growth strategy. There is no assurance that the Company will be able to secure additional financing on commercially reasonable terms, if at all.

Results of Operations
----------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 KSB.

InteliSys Aviation Systems of America Inc. had revenues of $1,039,429 for the year ended December 31, 2003 as compared to $479,006 for the year ended December 31, 2002, an increase of $560,423 or 117%. This increase is primarily related to the Company's ability to execute its sales and marketing strategy. The Company was able to sign contracts with four more customers, including two in regions that we believe will be the next emerging markets.

Selling, general and administrative expenses decreased to $2,701,724 in 2003 from $4,439,481 for the year ended on December 31, 2002, a decrease of $1,737,757. The Company has been very vigilant in keeping its costs under control, thereby resulting in a significant decrease in its selling, general and administrative expenses from the year ended December 31, 2003 as compared to the same period ended in 2002. During the year ended December 31, 2003, the Company recorded an expense of $698,955 to recognize the cost of inducing a shareholder to forgo the redemption option on the original 2,666,667 which were issued in 2002 . Furthermore, in the period ended December 31, 2002, the Company incurred significant costs that were associated with the execution of the acquisition of Convergix and one time stock based compensation that were not considered recurring expenses.

The combination of increased revenues and lower selling, general and administrative expenses, the Company has managed to decrease its operating loss from $3,960,475 for the year ended December 31, 2002 to $1,662,295 for the same period ended in 2003.

The Company's interest expense has decreased from $319,835 to $97,371, a decrease of $222,464.

During the year ended December 31, 2003, the Company received tax credit refunds from the Canada Revenue Agency for Scientific Research & Experimental Development activities performed by two of the Company's wholly owned subsidiaries for prior fiscal years. These claims were subject to approval by the Canada Revenue Agency. There was no assurance that such approval would be granted. Therefore, these claims were not recorded in the financial statements until such approval was received by the Company. The refunds resulted in the Company recognizing $698,401 as income tax recoveries for the year ended December 31, 2003.

Furthermore, during the course of the year, the Company has reached a settlement with its bank to settle its outstanding debt. The settlement resulted in the Company recognizing a gain from debt settlement of $65,586.

During the year ended December 31, 2003, the Company also reached a settlement with certain creditors as part of its which resulted in the Company recording a gain on debt settlement of $252,153.

Net losses have decreased from $4,292,986 in 2002 to $743,525 for the year ended December 31, 2003.

Basic net loss per share was $0.03 in 2003 as compared to $0.17 in 2002.

Liquidity and Capital Resources

On January 1, 2003, the Company had $39,633 in cash and cash equivalents.

Net cash used in operating activities was $229,449 for the year ended December 31, 2003. Net cash used in operating activities for the year ended December 31, 2003 resulted primarily from the net loss for the period, increases in receivables and prepaid expenses, offset by increase in payables and non-cash expenses.

Net cash provided by investing activities for the year ended December 31, 2003 was $Nil.

Net cash used in financing activities was $117,941 for the year ended December 31, 2003. During the year, the Company received net proceeds from long term debt of $120,999. The Company also received proceeds from convertible debt of $62,017 for the year ended December 31, 2003. These proceeds were offset by the repayment of an operating loan.

Changes in exchange rates affected cash balances by $12,591 in 2003.

Cash decreased by $111,508 in 2003.

The Company had cash and cash equivalents deficiencies of $59,284 on December 31, 2003.

The Company had net working capital deficiencies of $2,396,270 and $2,641,949 for the years ended December 31, 2003 and 2002 respectively.

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

With respect to years beyond fiscal 2003, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have increased since the commercialization of our products, our expenses are and may continue to exceed our revenues in the foreseeable future. Accordingly, the company may not be able to fund its operations from internally generated funds for the foreseeable future. Our cash requirements depend on several factors, including marketing activities, personnel expenses, legal costs, accounting costs and investor relations expenses. However, we believe that the Company will be able to continue as a going concern through at least January 1, 2005.

On January 8, 2004, the Company entered into an agreement with Californian Securities, S.A. to initiate an offshore placement for 12,480,000 shares of common stock, pursuant to an exemption from registration afforded by Regulation S of the Securities Act of 1933. Through April 7, 2004, the Company has sold 5,754,387 shares resulting in gross proceeds of $372,735.

Also, on January 16, 2004, the Company entered into a short-term financing arrangement (a "bridge loan") with A-Street Capital Corp. for $150,000. The short-term note was evidenced by a promissory note issued by the Company due January 31, 2004. The note accrued interest annually at a rate of 12%. The note was secured by the proceeds of the above mentioned agreement with Californian Securities. In addition, the Company issued 1,530,612 shares of the Company's common stock to Californian Securities S.A. as compensation for arranging the bridge loan. The principal, prepaid interest of $2,645, totaling $152,465 was satisfied on February 27th, 2004.

We have no other commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Item 7. Financial Statements.









                                                   InteliSys Aviation Systems of
                                                   America Inc.
                                                   Consolidated
                                                   Financial Statements
                                                   December 31, 2003 and 2002
                                                   (in US dollars)

Contents

                                                                Page

Independent Auditor's Report                                       1

Consolidated Balance Sheets                                        2

Consolidated Statements of Operations                              3

Consolidated Statements of Shareholders' Deficiency                4

Consolidated Statements of Cash Flows                              5

Notes to the Consolidated Financial Statements                6 - 20

Independent Auditors' Report

To the Board of Directors and the Stockholders of InteliSys Aviation Systems of America Inc.

We have audited the accompanying consolidated balance sheets of InteliSys Aviation Systems of America Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholder's deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InteliSys Aviation Systems of America Inc. as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses during the past three years, and at December 31, 2003, the Company's current liabilities exceeded its current assets by $2,396,270 and its total liabilities exceeded its total assets by $4,295,384. These factors among others, as discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The Company management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Moncton, New Brunswick, Canada                  GRANT THORNTON LLP
April 9, 2004                                   Chartered Accountants

InteliSys Aviation Systems of America Inc.
Consolidated Balance Sheets
As at December 31, 2003 and 2002
(in US dollars)                                                       2003              2002
---------------------------------------------------------------------------------------------

Assets

Current assets
   Cash (Note 2(g))                                            $        --       $    39,633
   Receivables (Notes 2(c)(m), 4)                                  132,150            60,233
   Scientific Research and Experimental Development
   Tax credit receivable (Note 18)                                 155,039                --
   Prepaid expenses                                                 66,183            13,360
                                                               -----------       -----------
Total current assets                                               353,372           113,226
                                                               -----------       -----------
Property and equipment (Notes 2(d), 5)                             578,175           536,679
                                                               -----------       -----------
Other intangibles                                                       13                11
                                                               -----------       -----------
                                                               $   931,560       $   649,916
                                                               ===========       ===========

Liabilities

Current liabilities

   Bank Indebtedness (Note 6)                                  $    59,284
   Bank operating loans (Notes 2(m), 7)                                 --       $    52,886
   Accounts payable (Note 2(m))                                  1,332,176         1,386,686
   Accrued liabilities (Note 2 (m))                                452,859           283,949
   Deferred revenue (Note 2(i))                                     57,020            58,541
   Current portion of long-term debt (Notes 2(m),8)                848,303           401,913
   Redeemable shares (Notes 11, 14)                                     --           571,200
   Total current liabilities                                     2,749,642         2,755,175

Convertible debt (Notes 2(m), 9)                                    71,434             7,654
Long-term debt (Notes 2(m), 8)                                     674,222           633,189
                                                               -----------       -----------
                                                                 3,495,298         3,396,018
                                                               -----------       -----------
Minority interest (Notes 2(a),10)                                1,731,646         1,332,502
                                                               -----------       -----------

Shareholders' Deficiency

Capital stock (Notes 2(a), 11)                                      36,430            28,033
Additional paid in capital (Notes 2(a), 11)                      4,510,902         3,132,319
Accumulated other comprehensive (loss) income (Note 2(j))         (656,699)          203,536
Deficit                                                         (8,186,017)       (7,442,492)
                                                               -----------       -----------
                                                                (4,295,384)       (4,078,604)
                                                               -----------       -----------
                                                               $   931,560       $   649,916
                                                               ===========       ===========

Continuance of operations (Note 1)
Commitments (Note 13)

        See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statements of Operations
For the years ended December 31, 2003 and 2002
(in US dollars)                                                   2003              2002
------------------------------------------------------------------------------------------

Revenue (Note 2 (i))                                       $ 1,039,429       $   479,006
                                                           -----------       -----------
Costs and expenses:

Selling, general and admistrative expenses                   2,701,724         4,439,481
                                                           -----------       -----------
Operating loss                                              (1,662,295)       (3,960,475)

Other income (expenses)

   Interest expense                                            (97,371)         (319,835)
   Gain on debt settlement (Note 7, 12)                        317,739
   Gain on disposal of property and equipment                       --            12,068
                                                           -----------       -----------
                                                               220,368          (307,767)
                                                           -----------       -----------
Net loss before income taxes                                (1,441,927)       (4,268,242)

Income taxes (recovery)  (Note 15)                            (698,401)           24,744
                                                           -----------       -----------
Net loss                                                   $  (743,525)      $(4,292,986)
                                                           -----------       -----------

Net loss per share-basic and diluted (Notes 2(p), 16)      $     (0.03)      $     (0.17)
                                                           ===========       ===========



        See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statements of Shareholders' Deficiency
For the years ended December 31, 2003 and 2002
(in US dollars)

                                                                                                      Additional
                                             Common                      Preferred                      paid in
                                             Shares        Amount         Shares         Amount         capital
                                           ----------   ------------   ------------   ------------   ------------
Balance - December 31, 2001                     1,060   $        227            118   $  1,175,411   $         --

Redemption of common shares
   for nil consideration                         (664)            --             --             --             --

Execution of a 19,000
   for 1 stock split                        7,523,604             --             --             --             --

Conversion of convertible debt              4,617,594        901,873             --             --             --

Re-classification of redeemable shares
                                                   --       (504,000)            --             --             --

Stock issued through an employee stock
   purchase plan                               79,717          9,846             --             --             --

Stock granted for consulting and other
   services                                 5,988,750      1,077,750             --             --             --

Shares granted to employees for
   compensation                             6,873,272      1,374,656             --             --             --

Recapitalization of Company resulting
   from reverse merger transaction
   with Apta (Note 2(a))                    3,000,000     (2,832,319)            --             --      3,132,319

Minority interest created following the
   merger with Apta (Note 2(a))                    --             --           (118)    (1,175,003)            --

Net loss (Page 3)                                  --             --             --             --             --

Currency translation adjustment                    --             --             --           (408)            --

Total comprehensive loss                           --             --             --             --             --
                                           ----------   ------------   ------------   ------------   ------------
Balance - December 31, 2002 28,083,333   $     28,033             --   $         --   $  3,132,319   $ (7,442,492)


Stock granted for consulting and other      2,100,000          2,100             --             --        127,900
   Services (Note 11)

Stock issued as compensation (Note 14)      6,296,297          6,297             --             --        623,333

Beneficial conversion on issuance                  --             --             --             --         20,000
of convertible debt (Note 9)

Stock options issued for consulting
And other service (Note 11)                        --             --             --             --        103,350

Re-classification of redeemable shares             --             --             --             --        504,000

Net Loss (Page 3)                                  --             --             --             --             --

Currency translation adjustment                    --             --             --             --             --

Total comprehensive loss                           --             --             --             --             --
                                           ----------   ------------   ------------   ------------   ------------
Balance - December 31, 2003                36,479,630   $     36,430             --   $         --   $  4,510,902
                                           ==========   ============   ============   ============   ============


                                                        Accumulated other
                                          Accumulated    comprehensive
                                            Deficit          loss          Total
                                          ------------   ------------   ------------
Balance - December 31, 2001               $ (3,149,506)  $    146,627   $ (1,827,241)

Redemption of common shares
   for nil consideration                            --             --             --

Execution of a 19,000
   for 1 stock split                                --             --             --

Conversion of convertible debt                      --             --        901,873

Re-classification of redeemable shares
                                                    --             --       (504,000)

Stock issued through an employee stock
   purchase plan                                    --             --          9,846

Stock granted for consulting and other
   services                                         --             --      1,077,750

Shares granted to employees for
   compensation                                     --             --      1,374,656

Recapitalization of Company resulting
   from reverse merger transaction
   with Apta (Note 2(a))                            --             --        300,000

Minority interest created following the
   merger with Apta (Note 2(a))                     --             --     (1,175,003)

Net loss (Page 3)                           (4,292,986)            --             --

Currency translation adjustment                     --         56,909             --

Total comprehensive loss                            --             --     (4,236,485)
                                          ------------   ------------   ------------
Balance - December 31, 2002 28,083,333    $    203,536   $ (4,078,604)


Stock granted for consulting and other              --             --        130,000
   Services (Note 11)

Stock issued as compensation (Note 14)              --             --        629,630

Beneficial conversion on issuance                   --             --         20,000
of convertible debt (Note 9)

Stock options issued for consulting
And other service (Note 11)                         --             --        103,350

Re-classification of redeemable shares         504,000

Net Loss (Page 3)                             (743,525)            --             --

Currency translation adjustment                     --       (860,235)            --

Total comprehensive loss                            --             --     (1,603,760)
                                          ------------   ------------   ------------
Balance - December 31, 2003               $ (8,186,017)  $   (656,699)  $ (4,295,384)
                                          ============   ============   ============

        See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003 and 2002
(in US dollars)                                                                  2003              2002
                                                                              -----------       -----------
Increase (decrease) in cash and cash equivalents
Operating activities
Net loss from operations                                                      $  (743,525)      $(4,292,986)
Adjustments to reconcile net loss to net cash used
   in continuing operations
       Items not affecting cash
       Depreciation and amortization                                              148,457           158,940
       Gain on debt settlement                                                   (317,739)               --
       Net gain on disposal of property and equipment                                  --           (12,068)
       Shares issued for consideration other than cash                          1,027,273         3,106,486
       Interest on redeemable shares                                              (76,191)           68,267
Changes in non-cash working capital items
       Accounts receivable                                                        (58,035)           33,666
       Scientific Research and Experimental Development                          (155,039)
       Prepaid expenses                                                           (49,744)            6,510
       Accounts payable and accrued liabilities                                    10,015           232,549
       Deferred revenue                                                           (15,013)           29,399
Net cash used in continuing operating activities                                 (229,449)         (669,237)

Investing activities

   Net proceeds from the issuance of capital stock                                     --            97,650
   Proceeds from disposal of property and equipment                                    --            86,098
   Acquisition of property and equipment (net)                                         --           (27,360)
Net cash provided by investing activities                                              --           156,388

Financing activities

   Net proceeds from long-term debt                                               120,999           170,875
   Net proceeds from(reduction of) convertible debt                                62,017           (20,696)
   Proceeds from redeemable shares                                                     --           504,000
   Repayment of operating loan                                                    (65,074)         (104,614)
Net cash (used in) provided by financing activities                              (117,941)          549,565

Cash flows used in discontinued operations                                             --           (15,766)

Net (decrease) increase in cash and cash equivalents                             (111,508)           20,950
Effects of exchange rates on cash                                                  12,591            18,373
Cash and cash equivalents, beginning of year                                       39,633               310
Cash and cash equivalents (deficiency), end of year                           $   (59,284)      $    39,633

Supplemental cash flow information

   Interest paid - continuing operations                                      $    30,996       $    36,420
                  - discontinued operations                                        42,082
Non-cash investing and financing transactions not included in cash flows
   Acquisition of property and equipment using a
       credit due from a preferred shareholder                                $    78,926       $   574,611
   Capital stock issued for compensation to non-employees                     $   759,630       $ 1,077,750
   Capital stock issued for compensation to employees                         $        --       $ 1,384,502


        See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


1. Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations over the past two (2) years and has not been able to meet its obligations as they come due. At December 31, 2003 and December 31, 2002, the Company has working capital deficiencies of $2,396,270 and $2,641,949 respectively and net shareholders' deficiencies of $4,295,384 as at December 31, 2003 and $4,078,604 as at December 31, 2002. These factors, among others, strongly indicate that the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management's plans

As indicated in the consolidated financial statements, the Company has incurred losses from continuing operations of $743,525 and $4,292,986 for the years ended December 31, 2003 and 2002 respectively. The Company also has a severe working capital deficiency, and a net shareholders' deficiency at year-end. Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

The Company has undergone an informal financial restructuring and has reached agreements with many of its unsecured trade creditors. Management continues to focus on seeking new customers and seeking new sources of financing.

2. Summary of significant accounting policies

a) Nature of operations and basis of financial statement presentation

In August of 2003, the Company changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc ("IASA"), pursuant to a consent of the Company's shareholders, to better reflect its new business activities.

IASA was incorporated on June 4, 1999 in the State of Delaware. IASA was formerly engaged in two lines of business: owning and operating income producing real estate, and a finance business which originated and serviced loans to individuals and to businesses. The real estate business was spun off in 2000. The finance business was sold prior to December 31, 2002.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)

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

In conjunction with the merger and  recapitalization  of CONVERGix,  CONVERGix's
25,083,333 issued and outstanding common stock were reclassified into common stock of IASA or exchangeable shares of Intelisys Acquistion Inc., which represent IASA common stock equivalents. Because IASA was inactive at December 31, 2002, net assets acquired were Nil.

CONVERGix is incorporated under the New Brunswick Business Corporations Act in Canada and is a holding company, which holds investments in two subsidiary companies whose business activities include developing, marketing, installation and support of a suite of aviation enterprise software for the global market.

CONVERGix was incorporated on January 18, 2001 in connection with a corporate reorganization of its two subsidiary companies, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc. Following this reorganization, CONVERGix owns 100% of the issued and outstanding common shares of Cynaptec Information Systems Inc. and 53% of the issued and outstanding common shares of InteliSys Aviation Systems Inc. On March 31, 2001, the Company abandoned its operations in Cynaptec Information Systems Inc. in order to concentrate on the development and marketing of the "Amelia" software product developed by Intelisys Aviation Systems Inc.

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


b) Principles of consolidation

The consolidated financial statements include the accounts of InteliSys Aviation Systems of America Inc., and its wholly-owned subsidiaries:

o        InteliSys Acquisition, Inc.
o        InteliSys (Nova Scotia) Co.
o        CONVERGix, Inc.
o        InteliSys Aviation Systems Inc.
o        Cynaptec Information Systems Inc.

Significant inter-company transactions have been eliminated on consolidation.

Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the aviation industry that operate regional, low-fare/low cost airlines. Credit is extended based on evaluation of a customer's financial condition and collateral is not required. Accounts receivable are due within 15 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

d) Property and equipment and depreciation

Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided using the declining balance method over their useful lives at the following annual rates:

        Office furniture and equipment:              20%
        Computer equipment and software              30%
        Library                                      50%
        Leasehold improvements                        7%

e) Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software developments costs and has charged all such costs to research and development expense. Research and development costs are expensed as incurred, net of any investment tax credits.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


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

g) Cash and cash equivalents

The Company considers cash on hand and balances with banks, net of overdrafts, and checks in excess of funds on deposit and investments in highly liquid temporary money market investment instruments with original maturities of 90 days or less at the date of purchase to be cash and cash equivalents.

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

i) Revenue recognition

The Company accounts for software sales in accordance with Statement of Position
(SOP) No. 97-2, "Software Revenue Recognition". SOP 97-2 generally requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the element.

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

Software subscription, support, consulting service, and training program revenue included in multiple-element arrangements is deferred and recognized on a straight-line basis over the term of the software subscription and support agreement. The fair value of the undelivered elements (software subscription, specified upgrades, support, consulting services and training) is generally determined based on the price charged for the undelivered element when sold separately.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


j) Comprehensive (loss) income

Comprehensive income or loss encompasses net income or loss and "other comprehensive income or loss", which includes all other non-owner transactions and events that change stockholders' equity. Our other comprehensive income
(loss) reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars

k) Reporting currency and foreign currency translation

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


l) Stock-based compensation


In accordance with the accounting requirements of SFAS 123, the Company uses the fair value - based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees.

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


n) Recovery of long-lived assets


The Company adopted FASB Statement 144, `Accounting for the Impairment and Disposal of Long-Lived Assets' (SFAS 144). SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.


o) Government assistance

Government assistance relating to the purchase of capital assets and other assets is recorded as a reduction of the cost of such assets. Government assistance relating to current expenses is netted against the related expense.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)

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

At December 31, 2003 and 2002, the effect of outstanding convertible debt has not been included in the loss per share as such amounts would be anti-dilutive.

q) Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", and Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For Variable Interest Entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 "Accounting for Derivative Instruments and Hedging Activities".

In May 2003, the FASB issued FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the company's financial position or results of operations.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


3. Concentrations

Concentrations of Credit Risk


At December 31, 2003, six significant customers accounted for 88% of trade accounts receivable and each of these six customers accounted for more than 10% of trade accounts receivable. At December 31, 2002, two significant customers accounted for 55% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.

At December 31, 2003 two creditors accounted for 20% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of accounts payable and accrued liabilities. At December 31, 2002, two creditors accounted for 24% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

Concentration in Operations

In 2003, four significant customers accounted for 50% of revenue and each of these four customers accounted for more than 10% of revenue. In 2002, two significant customers accounted for 45% of revenue and each of these two customers accounted for more than 10% of revenue.

4.   Accounts receivables                                     2003                          2002
                                                       ----------------                 -------------
Accounts receivable - trade                            $        160,511                 $      71,957
Allowance for doubtful accounts                                 (42,489)                      (12,046)
Other                                                            14,128                           322
                                                       ----------------                 -------------
                                                       $        132,150                 $      60,233
                                                       ================                 =============

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)

5.   Capital assets                                                             2003            2002
         Accumulated                                                             Net             Net
                                           Cost    Depreciation           Book Value      Book Value
                                    -----------      ----------           ----------        --------
Computer equipment and
     software                       $   752,871      $  432,655            $ 320,216        $ 295,310
Leasehold improvements                  199,501          41,600              157,901          138,401
Office furniture and equipment          174,755          91,964               82,791           82,780
Trade show booth                         34,206          17,235               16,971           19,705
Library                                   8,265           7,969                  296              483
                                    -----------      ----------           ----------        --------
                                    $ 1,169,598      $  591,423           $  578,175        $536,679
                                    ===========      ==========           ==========        ========


6.       Bank indebtedness

The Company has an authorized operating line of credit of $ 31,008 which bears interest of prime plus 3.50%. As of December 31, 2003, the Company had written checks in excess of the operating line of credit in the amount of $ 28,276.

7.       Bank operating loans

On March 22, 2002, the Company's two wholly owned subsidiaries, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc. entered into a forbearance agreement with their Bank, which was further amended August 1, 2002.

At December 31, 2002, the Company's wholly owned subsidiaries were in default of their forbearance agreement due to non-payment.

On May 30, 2003, the Company's two wholly owned subsidiaries, Cynaptec Information Systems Inc., and InteliSys Aviation Systems Inc., reached a settlement with their bank in regards to the outstanding debt. Under the settlement, the bank has released all security pledged by the Company's two wholly owned subsidiaries and guarantees from certain shareholders. The debt settlement resulted in the forgiveness of $65,586 of debt, which is recorded as other income on the consolidated statement of operations for the year ended December 31, 2003.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


8.       Long-term debt                                                                         2003                    2002
Atlantic Canada  Opportunities  Agency (ACOA) unsecured repayable  contribution, non-interest bearing payments to begin Jan. 1, 2003, $315 for first 6 months,
$1,261 for next 44 payments and a final of $641.                                        $     69,380           $      57,960

Atlantic Canada  Opportunities  Agency (ACOA) unsecured repayable  contribution, non-interest  bearing  repayment is  calculated  as 3% of the gross annual sales where first payment shall be due January 1, 2003 and  subsequent  repayments are
due monthly until the contribution has been repaid.                                          249,470                 205,686

Bank loan repaid during the year.                                                                  -                   2,993

Gavella Corp. promissory notes, secured by share holder
Guarantee and all of the assets of the company, bearing
Interest at 12%, repayable on December 31, 2003                                              101,407                       -

Bank loan repaid during the year.                                                                  -                  77,107

Promissory note, unsecured, bearing interest at 6%
per month, due on demand.                                                                     31,008                  25,200

ACOA,  Amelia marketing loan,  unsecured  repayable  contribution,  non-interest bearing, repayable in 39 monthly installments of $5,256. First repayment is
due February 1, 2004.                                                                        341,173                 229,568

Promissory  notes,  unsecured,  bearing interest at varying rates between 6.7% -
15%, repayable between August, 2001 and January, 2003.                                       527,789                 255,683

BDC  leasehold  loan,  secured by  shareholder  guarantee  and general  security agreement  covering  equipment,  bearing  interest  at  10.8%,  repayable  in  3 consecutive  monthly payments of $631,  beginning November 15, 2002, followed by
43  consecutive  payments of $1,605,  beginning  February 15, 2003 and one final
payment of $1,611 on September 15, 2006.                                                      65,120                  71,190

Former  shareholder loan,  bearing interest at 26%, repayable in minimum monthly installments of $1,099, beginning in December 2002 and continuing until balance
is paid in full.                                                                             124,442                 101,134

Shareholder loan, non-interest bearing, no set terms
of repayment.                                                                                 12,736                   8,581
                                                                                           1,522,525               1,035,102

Less current portion of long-term debt                                                       848,303                 401,913

                                                                                        $    674,222           $     633,189
                                                                                        ============           =============

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)

8. Long-term debt (continued)

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are approximately as follows:

         2004               $       848,303
         2005                       210,690
         2006                       234,329
         2007                       123,424
         2008                        44,236
         and thereafter              61,543
                            ---------------
                            $     1,522,525
                            ===============


At December 31, 2003 the Company is in default on principal and interest payments for many of its obligations as follows:

         Principal payments in default               $    450,524
         Interest payments in default                     295,904
                                                     ------------
                                                     $    746,428
                                                     ============

All debt in default has been classified as part of current liabilities at December 31, 2003. The Company is in the process of refinancing both its long-term and short-term debt obligations. No waivers have been obtained by the Company.

9.   Convertible debt

Convertible debt at December 31, 2003 consists of debt which is convertible into of common stock.

                                                                                        2003                    2002
                                                                                        ----                    ----
Shareholder loan,  bearing interest at 8%, convertible into common shares at the lesser of the  closing  price of shares at the date of  advance  or the  average closing price of shares for the 20 days prior to the conversion  date,  maturing
on April 17, 2004. The conversion price shall not be lower than $.05 per share.         $62,015

Shareholder loan, non-interest bearing convertible into
Common shares at the market price at the date of conversion.                              9,419                 7,654
                                                                                         -------               ------
                                                                                         $71,434               $7,654
                                                                                         =======               ======

On July 18th, 2003, Gavella Corp. converted a $50,000 convertible promissory note, which was entered into May 30, 2003, into 1,000,000 shares of common stock of InteliSys Aviation Systems of America Inc. The Company recorded a $20,000 expense to account for the beneficial conversion on the issuance of the promissory note.

At December 31, 2003, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended, as such amounts would be anti-dilutive.

There is no beneficial conversion associated with the convertible debt.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)



10. Minority interest

At December 31, 2003 an 2002, minority interest consists of preferred shares of CONVERGix Inc. and preferred shares of Cynaptec Information Systems, Inc. The minority interest in CONVERGix arose following the merger of IASA and December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger (Note 2 (a)). The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.

11. Capital stock

At December 31, 2003, the Company is authorized to issue:


1) 100 shares of preferred stock, par value $0.001 per share.


2) 50,000,000 shares of common stock, par value $0.001 per share.

At December 31,2003, there are 14,691,297 shares of Common Stock outstanding. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in IASA's wholly owned subsidiary Intelisys Acquisition Inc. As outlined in Note 2(a), the exchangeable shares have equal voting rights and equal economic value as IASA common shares as they may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at December 31, 2003 and have been included in calculating the basic loss per share.

During 2003, the Company issued 2,100,000 shares of common stock to non-employees for compensation for services. The common stock and the cost of the services received as consideration were recorded at the fair value of the common stock issued as it was more reasonably determinable.

Furthermore, during 2003, the Company issued 6,296,297 shares of common stock to a shareholder in return, as part of an agreement, for the removal of the Company's redemption obligation on certain shares of common stock held by the shareholder (Note 14).

In December 2003, the Company adopted a resolution, pursuant to written consent of the holders of the majority of the Company's common stock, to amend the Company's articles of incorporation to increase the authorized shares of common stock to 50,000,000, having a par value $.001 per share.

On February 12 2004, the Company received written consent from certain principal stockholders of the Company, holding approximately 61% of the outstanding shares at the time, adopting a resolution to amend the Company's Articles of Incorporation to increase the authorized shares of common stock to 100,000,000, having a par value of $.001 per share. The Company also received written consent from the same principal stockholders to authorize the board to issue up to 10,000,000 shares of preferred stock, having a par value of $.001 per share. The amended articles of incorporation have not yet been filed with the Secretary of State of the State of Delaware.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


12. Gain on debt settlement

During the year, the Company reached a settlement with the former bank of its two wholly-owned subsidiaries (Note 7). The settlement resulted in the Company recognizing a gain from debt settlement of $65,586.

In addition, the Company also reached a settlement with certain unsecured trade creditors that resulted in the Company recording a gain on debt settlement of $252,153.

13. Commitments

The Company has an $12,540 credit note from a preferred shareholder, which it intends to use to purchase capital assets in the next twelve months.

The Company is committed to minimum annual lease payments under an operating lease for office space. The minimum payments required under this lease for each of the five years subsequent to December 31, 2003 are approximately as follows:

                           2004      $ 101,115
                           2005        101,115
                           2006        101,115
                           2007         16,853
                           2008             --

All the operating leases on computer equipment have expired in 2003. The lease on office space expires on February 28, 2007.

The Company also entered into an agreement with an investor relations firm in November 2003 for services to begin in December 2003. Under this agreement, the Company agrees to pay the firm a monthly fee of $3,900 for six months. The Company has the option after the initial six month period to either terminate the contract or extend the terms of the agreement a further six months by agreeing to pay the firm a monthly fee of $4,680.

14. Redeemable shares


Under the terms of a share subscription agreement entered into with an investor in 2002, the Company agreed to repurchase, on or before March 1, 2003 all of the 2,666,667 shares issued to the investor in October 2002 for a re-purchase price per security equal to the greater of the a) then-current market value of the securities or b) $0.34 per security in Canadian dollars.

The investor purchased the shares for $504,000. At December 31, 2002, redemption value of the shares was classified as a current liability, at $0.34 CDN per security since it is higher than the market value at March 1, 2003.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


14. Redeemable shares (continued)

During 2003, the Company renegotiated the original agreement. Under the terms of the new agreement, entered into December 2003, the Company issued an additional 6,296,297 shares of common stock and a $ 201,550 promissory note to the investor in return for the investor rescinding the redemption obligation. The Company recorded an expense of $698,955 in selling, general and administrative expense to recognize the cost of inducing the shareholder to forgo the redemption option on the original 2,666,667 shares.

15. Income taxes

The Company's provision (benefit) for income taxes consist of the following for the years ended December 31:

                                   2003            2002
         Current                (698,401)        24,744
         Deferred                      -              -
                                (698,401)        24,744


The composition of the components of tax provision (benefit) is as stated below for the years ended December 31:


                                             2003             2002
                                          ----------       ----------

         Current

         Deferred income tax asset write down     --           24,744
         Research and Development tax cred  (698,401)              --
                                          ----------       ----------
                                            (698,401)          24,744
                                          ----------       ----------

         Deferred

         Tax benefit at statutory rates     (224,000)      (1,493,000)
         Increase in valuation allowance     224,000        1,493,000
                                          ----------       ----------
                                                  --               --
                                          ----------       ----------

During the year the Company received final approval from the Canada Revenue Agency for Scientific Research and Experimental Development tax credit claims which had been filed for the years 2000, 2001 and 2002. These claims represent actual cash refunds, of which $155,039 is receivable, which have been recognized in the year they were approved.

The components of the deferred tax assets and liabilities at December 31, 2003 and 2002 are approximately as follows:

                                          2003              2002
                                      ------------      ------------
Net operating loss carryforwards        2,902,000         2,248,000
Valuation allowance                    (2,902,000)       (2,248,000)
                                      $        --       $        --


The Company has established a valuation allowance of approximately $ 3,304,000 as of December 31, 2003 due to the uncertainty of future utilization of net operating loss carryforwards. At December 31, 2003, the Company had operating loss carryforwards of approximately $ 9,407,000 available to offset future taxable income, which expire through 2013. Utilization of these carryforwards is dependant on future taxable income.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)

16.  Loss per share

The following table sets forth the computation of loss per share for the years ended December 31, 2003 and 2002:

Numerator:                                                   2003               2002
Net loss - basic and diluted                              $(743,525)       $(4,292,986)

    Denominator

    Weighted average number of shares outstanding
       during the period                                 29,549,691         25,083,333

Loss per share                                               ($0.03)            ($0.17)



17.      Related party transactions

(a) Accounts payable at December 31, 2003 include amounts owing to shareholders, officers and employees of $232,581 (2002 - $224,872).

(b) During the year, the Company expensed $32,338 (2002 - $55,192) of interest charges on a loan payable to a related party.

(c) During the year, the Company paid interest of $8,554 (2002 - nil) on a shareholder's personal debt which is related to personal property of the shareholder that is pledged as security for the Company's debt obligations.

18.      Stock options

During the year ended December 31, 2003 the Company issued 650,000 stock options to a shareholder, who is a non-employee, for consulting and other services, valued at $103,350. The Company used the Black-Scholes option pricing model to determine the value of these options. The Company used a 2% risk-free interest rate which equals the three year yield on US Treasury bills and a stock volatility rate of 128%.

The options may be exercised by the Optionee in whole or in multiples of 1,000 shares at any time on or prior to December 31, 2005 for a purchase price of $.10 per share.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2003
(in US dollars)


19.  Subsequent events

Subsequent to year end, the Company has issued 5,754,387 common shares for proceeds of $372,735 as part of an offshore placement agreement, relying of an exemption as provided under Regulation S of the Securities Act of 1933.

In  February   2004,  the  Company   received   notice  that  a  shareholder  is
contemplating litigation against the Company for the alleged breach of a memorandum of understanding, related to share subscriptions and other compensation, which was entered into on April 17, 2002 and amended on November 22, 2002.

The Company's position is that it fully satisfied its obligation under the memorandum of understanding in 2002 and that no further liability existed to the shareholder at December 31, 2002 and December 31, 2003. However, the shareholder's interpretation of the agreement is different from that of the Company.

The Company is now seeking to settle the dispute. As part of the settlement, the Company has agreed to issue 1,821,429 common shares to the shareholder which will be recorded as an expense in 2004, when it became determinable based on negotiations with the shareholder.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures. The issuer's principal executive officer and principal financial officers, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and has:

     - designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

         - designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         - evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year (the "Evaluation Date").

     Based on their evaluation as of the Evaluation Date, his conclusion about the effectiveness of the disclosure controls and procedures were that nothing indicated:

         - any significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data;

         - any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; or

         - any material weaknesses in internal controls that have been or should be identified for the issuer's auditors and disclosed to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

In addition, the issuer's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 2003 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

The following sets forth the names and ages of our directors and executive officers:

                              Age     Title
                              ----    -------------------------
Ralph Eisenschmid              37     President, CEO,
                                      and Director

Jock English                   53     Vice President, Sales and
                                      Marketing, Secretary
                                      and Director

Denis Gallant                  31    Chief Financial Officer

Ralph Eisenschmid - Founder/President

Mr. Eisenschmid created the InteliSys / Amelia concept in 1987. Over the past 17 years he has led the sales, implementation and development of a broad range of software for the operation and management of 19 mid-sized airlines. Prior to his career in aviation, he co-founded a software joint venture that developed and implemented innovative solutions for industries that included travel services, transportation, construction, and pharmaceuticals. Mr. Eisenschmid was instrumental in designing, organizing, and implementing a new operating division of a domestic airline to manage the operational needs of an international tour operator. As well as being a proven systems analyst and programmer, he has had experience as a licensed multi-engine commercial airline pilot. Mr. Eisenschmid speaks three languages, and has extensive real-world business experience implementing and supporting high performance airline technology solutions internationally.

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

Denis Gallant - Chief Financial Officer

Mr. Gallant joined InteliSys Aviation Systems of America Inc.in February 2003., as its Chief Financial Officer. Mr. Gallant comes with over 8 years of experience in the accounting field. More notably, Mr. Gallant served as Chief Accountant for another company whose securities were traded on the NASD OTCBB. His primary responsibilities were overseeing the accounting and financial reporting to both the Securities and Exchange Commission and other external customers. Mr. Gallant speaks two languages and holds a Bachelor of Business Administration degree with a Major in Accounting.

None of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

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

We do not have audit, nominating or compensation committees. The Company is currently seeking independent board members to join its current board of directors. The Company has not been successful in retaining independent board members in order to form its audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We are not aware of any instances in fiscal year 2003 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, other than the Form 4s which should have been filed by Mohamed Ahmed Juman and Lloyd Poirier.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
- full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the Commission and in other public communications made by the issuer; - compliance with applicable governmental laws, rules and regulations; - the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and - accountability for adherence to the code.

The Company hereby undertakes to provide to any person without charge, upon request, a copy of such code of ethics. Such request may be made in writing to the board of directors at the address of the issuer.

Item 10.  Executive Compensation.

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2003, 2002 and 2001, for services of Ralph Eisenschmid, our President and CEO, Jock English, VP Sales and Marketing and Denis Gallant, CFO. We have not paid any executive officer in excess of $100,000 (including salaries and benefits) during the years ended December 31, 2003, 2002 or 2001.

Summary of Annual Compensation

Summary of Annual Compensation

                                                                     ----------------------
                                  Annual Compensation                          Awards             Payouts
                                  -------------------                          ------             -------
                                                       Other                         Securities    Long-
Name and                                               Annual       Restricted       Underlying    Term      All other
Principle                                              Compen-        Stock            Options    Incentive   compen-
Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)          ($)      Plans ($)  sation ($)
---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------
Ralph          2003     $56,875         $  0         $      0              0               0        0           0
Eisenschmid,   2002     78,750             0         $12,087(1)    1,007,954(3)            0        0           0
President,     2001      50,400            0                0              0               0        0           0
CEO

Jock           2003     $41,600         $  0          $     0              0               0        0           0
English,       2002     $59,920         $  0          $26,073(1)   $ 290,550(4)            0        0           0
Vice Pres.,    2001     $25,200         $  0          $ 7,875(2)           0               0        0           0
Sales &
Marketing

Denis          2003     $33,540         $  0          $     0              0               0        0           0
Gallant,
Chief
Financial
Officer

(1)  Other  annual  compensation  represents  retroactive  pay  increases.   (2)
Represents commissions

(3) Mr. Eisenschmid received 5,039,772 Exchangeable Shares to reflect his minimal pay during the past several years. (4) Mr. English received 1,500,000 Exchangeable shares to reflect his working for minimal pay since joining Convergix and in lieu of $9,450 in unpaid commissions.

We have no employment agreements with any of our executive officers or employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of April 12, 2004, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 23,797,724 shares of InteliSys Aviation Systems of America Inc. common stock issued and outstanding and 21,788,333 shares of InteliSys Acquisition Co., exchangeable into shares of InteliSys Aviation Systems of America Inc. on a one-for-one basis (Exchangeable Shares).

The Company has 650,000 options outstanding. There are no warrants or other securities convertible into shares of common stock.

 Officers, Directors,

   5% Shareholder             No. of Shares            Beneficial Ownership
  -----------------           -------------            --------------------
                                                                 %

Ralph Eisenschmid            13,347,105   (1)(2)          29%
65 Matheieu-Martin
Grand Barachois
New Brunswick
Canada E4P 7V7

Jock English                  1,500,000     (1)            3%
113 Cap Brule  Road
Boudreau West,
New Brunswick
Canada E1P 6J1

Mohamed Juman                 8,962,964     (1)           19%
PO Box 743
Manama
Kingdom of Bahrain

Lloyd Poirier                 4,116,429                                   9%
Costa Rica

Californian Securities S.A.
Edificio Bilbao Plaza, Suite 418
Avenida Bilbao, Panama City

Republic de Panama         7,284,999                          15%



All directors and
executive officers as

a Group (2 persons)          14,872,105                        32%

----------

(1) Includes shares of InteliSys Acquisition Co., exchangeable into shares of InteliSys Aviation Systems of America Inc. on a one-for-one basis (Exchangeable Shares). Said shares are included by the Company in the computation of the number of shares issued and outstanding.

(2) Includes 783,333 shares owned by Charlene Eisenschmid, wife of Ralph Eisenschmid.

The persons or entities named in this table, based upon the information they have provided to us, have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12.  Certain Relationships and Related Transactions

None of the following persons had any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

a)            any director or officer;

b) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

c) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits to this Report are all documents previously filed which are incorporated herein as exhibits to this Report by reference to all other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

We are filing the exhibits listed below with this Report:

Exhibit No.    Description
-----------    -----------
3.1            Amendment to Articles of Incorporation *

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification  of the  Chief  Financial  Officer  pursuant  to 18
               U.S.C.   1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Information Statement filed by the Company on March 12, 2004.

(b) Reports on Form 8-K. The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2003.

         (b) Reports on Form 8-K. The Company has not been filed any Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2003.

Item 14.  Principal Accountant Fees and Services.

Grant Thornton LLP has served as the Company's Principal Accountant since February 19, 2003. Their fees billed to the Company are set forth below:


                           Fiscal year ending    Fiscal year ending
                           December 31, 2003     December 31, 2002
                           -------------------   -------------------
Audit Fees                 $    63,875             $  46,800
Audit Related Fees               2,340                     -
Tax Fees                   $    20,780                     -
All Other Fees             $                       $