Form 10QSB
period 2004-03-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2004-05-17
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

The company had 24,997,725 shares of common stock par value $.001 per share, outstanding at May 12, 2004. In addition, there are 21,788,333 issued and outstanding Special Class B " Exchangeable Shares" in InteliSys Aviation Systems of America's wholly owned subsidiary InteliSys Acquisition Inc. As outlined in
Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as InteliSys Aviation Systems of America common shares as they may be exchanged by the holder at any time on a one for one basis for InteliSys Aviation Systems of America common shares, and if not exchanged prior to December 31, 2012, will be exchanged for InteliSys Aviation Systems of America Inc. common shares on that date.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of March 31, 2004 was CAD $1.00 for USD $.76.


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

We then embarked on a project to complete the development of an integrated suite of airline management software. The resulting comprehensive suite was branded as "Amelia". To date, we and our partners and stakeholders, have invested heavily in the research & development of the Amelia software suite of products.

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


Plan of Operation
-----------------

Our goal is to be a leading provider of software solutions and hosting services to small and mid sized airlines and aircraft fleet operators. To meet that goal, we invested heavily to develop an integrated software solution called Amelia. In addition, believing that it would be a competitive advantage to offer our software to our customers over the internet utilizing our computer mainframe, we invested in computer hardware, software and related infrastructure. The development of the software and the integration of the computer hardware cost more and took longer than originally planned. As a result, we have incurred significant operating losses over the past fiscal years as well as during the first quarter of the 2004 fiscal year. Cumulatively, we have lost $9,609,086. Our balance sheet is highly leveraged. As of March 31, 2004, our liabilities exceeded our assets by $4,141,355. We have not been able to meet our obligations as they come due. However, now that the development of our software and hardware is substantially complete and marketing efforts are well underway, we believe we will be able to improve our financial results for the following reasons:

1. We have been successful selling our products and services since marketing efforts commenced in June 2001. To date, we have signed contracts with 21 customers, which will provide significant revenues in the future. Given our track record with these customers and our recent success in penetrating what we feel are emerging markets, we expect to be successful in our efforts to attract additional customers globally.

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

5. We have been able to increase our revenues from operations by 146% for the three months ended March 31, 2004 as compared to the same period in 2003.


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

InteliSys Aviation Systems of America Inc. had revenues of $367,757 for the three months ended March 31, 2004 as compared to $149,691 for the three months ended March 31, 2003 an increase of $218,066 or 146%. This increase is primarily due to an increase in client base. The increase in clients is the direct result of the Company's marketing activities since emerging from its development stage. The Company's revenue stream provides monthly recurring revenues from all of its customers for the duration of their respective contracts which varies from 12 to 60 months in length.

Selling, general and administrative expenses increased to $1,748,644 during the three months ended March 31, 2004 from $408,653 during the same period in 2003. This represents a 327% increase. The increase is the result of having certain one-time charges that the Company has incurred to settle a dispute with a shareholder along with fees relating to a bridge loan received. The aggregate value of these of these expenses amounted to $1,151,382.

Despite a significant increase its revenues, due to the one-time expenses of $ 1,151,382, the Company's operating loss has increased to $1,380,887 for the period ended March 31, 2004 from 258,962 for the period ended March 31, 2003.

The Company's interest expense has increased to $42,182 from $24,875, an increase of $17,307 due to an increase of interest bearing debt.

Net loss increased by $1,139,232 from a loss of $283,837 for the three months ended March 31, 2003 to a loss of $1,423,069 for the same period ending March 31, 2004.

Basic net loss per share was $0.04 for the three months ended March 31, 2004 as compared to $0.01 for the same period ending March 31, 2003.

Liquidity and Capital Resources

On January 1, 2004, the Company had a cash and cash equivalents deficiency of $59,284.

Net cash used in operating activities was $287,124 for the three months ended March 31, 2004. Net cash used in operating activities for the three months ended March 31, 2004 resulted primarily from the net loss for the three month period, increases in receivables, a decrease in deferred revenues and payables partially offset by a decrease in prepaids and an increase in other non cash expenses.

Net cash provided from financing activities for the three months ended March 31, 2004 was $316,349. This increase is directly attributed to the proceeds received from the issuance of capital stock partially offset by payments on some of its long term debt.

Changes in exchange rates affected cash by $6,777 during the three months ended March 31, 2004.


Cash increased by $36,002 during the three months ended March 31, 2004.

The Company had cash and cash equivalents deficiency of $23,282 on March 31, 2004.

The Company had net working capital deficiencies of $2,188,195 as of March 31, 2004 and $2,339,250 as of December 31, 2003.


On January 1, 2003, the Company had $39,633 in cash and cash equivalents.

Net cash used in operating activities was $157,997 for the three months ended March 31, 2003. Net cash used in operating activities for the three months ended March 31, 2003 resulted primarily from the net loss for the quarter partially offset by an increase in payables and a decrease in receivables and an increase in deferred revenue.

Net cash provided from financing activities was $113,844 during the three months ended March 31, 2003. During the quarter, the Company received net proceeds from long-term loans of $113,844.

Changes in exchange rates affected cash by $4,470 during the quarter ended March 31, 2003.

Cash decreased by $48,623 during the three months ended March 31, 2003.

The Company had cash and cash equivalents deficiency of $8,990 on March 31, 2003.


With respect to years beyond fiscal 2003, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have increased significantly since the commercialization of our products, our expenses are and may continue to exceed our revenues in the foreseeable future. Accordingly, the company may not be able to fund its operations from internally generated funds for the foreseeable future. Our cash requirements depend on several factors, including marketing activities, personnel expenses, legal costs, accounting costs and investor relations expenses.

We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

In April 2004, the Company adopted a stock option plan that will allow it to issue options to purchase 10,000,000 shares of its common stock. Accordingly, the Company registered these shares using form S-8. The Company felt it necessary to adopt a stock option plan as an incentive to its employees and allow it to attract further talent in this competitive industry.

In April 2004, the Company issued 1,821,429 shares of its common stock to a shareholder as part of a settlement of a dispute. The Company recorded an expense of $692,143 in the first quarter of 2004, when it became determinable based on negotiations with the shareholder.
Forward Looking Statements


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

For a more complete discussion of risk factors which could have an impact on our future operations, please refer to our previously filed Form 10-KSB for the year ending December 31, 2003.



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




PART II

OTHER INFORMATION
------------------


ITEM 1    LEGAL PROCEEDINGS

     There have been no material changes in the status of our legal proceedings since the filing of our Form 10-KSB on April 14, 2004.


ITEM 2    CHANGES IN SECURITIES

During the quarter, the company issued 5,273,498 shares of its common stock for proceeds of $335,478.

The Company also issued 1,530,612 shares of its common stock as a fee for facilitating a bridge loan.


ITEM 3    DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter, the Company received written consent by the holders of the majority of its common stock authorizing the increase the Company's authorized share capital to 100,000,000 shares of common stock and 10,000,000 preferred shares.

ITEM 5    OTHER INFORMATION

     InteliSys Aviation Systems of America has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol IYSA. As of May 12, 2004, the Company's common stock has been thinly traded at a price range between $.07 and $.65 per share over the past 52 weeks.

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

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K. The Company has not filed any Reports on Form 8-K during the first quarter of the fiscal year of December 31, 2004.

                                   INTELISYS AVIATION SYSTEMS OF AMERICA INC.
                                   CONSOLIDATED
                                   FINANCIAL STATEMENTS - UNAUDITED
                                   March 31, 2004
                                   (in US dollars)

CONTENTS

                                                                           PAGE

Consolidated Balance Sheets - As of March 31, 2004 (Unaudited)
and December 31, 2003                                                        1

Consolidated Statements of Operations -For the three months
ended March 31, 2004 and 2003 (Unaudited)                                    2

Consolidated Statement of Shareholders' Deficiency - For the
three months ended March 31, 2004 (Unaudited)                                3

Consolidated Statements of Cash Flows - For the three months ended March 31, 2004
and 2003 (Unaudited)                                                         4

Notes to the Consolidated Financial Statements -As of and for
the three months ended March 31, 2004 (Unaudited)                       5 - 12


INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

As at March 31, 2004 and December 31, 2003                                       March 31          December 31
(in US dollars)                                                                      2004                 2003
--------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Receivables (net of allowance for doubtful accounts of
          $51,847; December 31, 2003 - $42,489)                             $     164,340        $     132,150
    Scientific Research and Experimental Development tax
          Credits receivable                                                      152,000              155,039
    Prepaid expenses                                                               48,629               66,183
                                                                            ---------------      -------------
Total current assets                                                              364,969              353,372

Capital assets (net of accumulated depreciation of $611,662;
                           December 31, 2003 - $591,423)                          537,826              578,175
Other intangibles                                                                      13                   13
                                                                            -------------        -------------

                                                                            $     902,808        $     931,560
                                                                            =============        =============

--------------------------------------------------------------------------------------------------------------

LIABILITIES
Current liabilities
    Bank indebtedness (Note 4)                                              $      23,282        $      59,284
    Accounts payable                                                              871,511            1,332,176
    Accrued expenses and other liabilities                                        853,634              452,859
    Current portion of long-term debt (Note 5)                                    804,737              848,303
                                                                            -------------        -------------
    Total current liabilities                                                   2,553,164            2,692,622

Deferred revenue                                                                   51,657               57,020
Convertible debt (Note 6)                                                          70,034               71,434
Long-term debt (Note 5)                                                           668,169              674,222
                                                                            -------------        -------------
                                                                                3,343,024            3,495,298
                                                                            -------------        -------------

Minority interest (Note 7)                                                      1,701,139            1,731,646
                                                                            -------------        -------------


SHAREHOLDERS' DEFICIENCY
Capital stock (Note 8)                                                             43,234               36,430
Additional paid in capital (Note 8)                                             5,312,985            4,510,902
Shares subscribed (Note 11)                                                       692,143                   --
Accumulated other comprehensive loss                                             (580,631)            (656,699)
Deficit                                                                        (9,609,086)          (8,186,017)
                                                                            -------------        -------------
                                                                               (4,141,355)          (4,295,384)
                                                                            -------------        -------------

                                                                            $     902,808        $     931,560
                                                                            =============        =============

--------------------------------------------------------------------------------------------------------------

Continuance of operations (Note 1)
Commitments (Note 9)


        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the three months ended March 31, 2004 and 2003
(in US dollars)                                             2004           2003
--------------------------------------------------------------------------------

Revenue                                             $    367,757   $    149,691

Costs and expenses:
    Selling, general and admistrative expenses         1,748,644        408,653
                                                    ------------   ------------

Operating loss                                        (1,380,887)      (258,962)

Other expenses
    Interest expense                                      42,182         24,875
                                                    ------------   ------------

Net loss                                            $ (1,423,069)  $   (283,837)
                                                    ============   ============

Net loss per share-basic and diluted                      ($0.04)        ($0.01)
                                                    ============   ============

Weighted average common shares outstanding            39,195,722     28,083,333
                                                    ============   ============

--------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY - UNAUDITED
For the three months ended March 31, 2004
(in US dollars)
--------------------------------------------------------------------------------

                                                                                                      ACCUMULATED
                                                             ADDITIONAL                                     OTHER
                                        COMMON                     PAID   ACCUMULATED       SHARES  COMPREHENSIVE
                                        SHARES     AMOUNT    IN CAPITAL       DEFICIT   SUBSCRIBED           LOSS        TOTAL
                                        ------     ------    ----------       -------   ----------           ----        -----

Balance - December 31,2003          36,479,630   $ 36,430   $ 4,510,902  $ (8,186,017)  $       --   $   (656,699)  $ (4,295,384)

Stock issued in lieu of financing    1,530,612      1,531       471,878            --           --             --        473,409
fees

Stock issued for cash
     consideration                   5,273,498      5,273       330,205            --           --             --        335,478

Shares subscribed (Note 11)                 --         --            --            --      692,143             --        692,143

Net loss                                    --         --            --    (1,423,069)          --             --             --

Currency translation adjustment             --         --            --            --           --         76,068             --

Total comprehensive loss                    --         --            --            --                          --     (1,347,001)
                                    ----------   --------   -----------  ------------   ----------  -------------   ------------

Balance - March 31, 2004            43,283,740   $ 43,234   $ 5,312,985  $ (9,609,086)  $ 692,143    $   (580,631)  $ (4,141,355)
                                    ==========   ========   ===========  ============   ==========  =============   ============

--------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

----------------------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
For the three months ended March 31, 2004 and 2003
(in US dollars)                                                   2004                  2003
----------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents
OPERATING ACTIVITIES
    Net loss from operations                                 $ (1,423,069)          $ (283,837)
    Adjustments to reconcile net loss to net cash used
          in operations
         Items not affecting cash
               Depreciation and amortization                       31,831               32,563
               Other non-cash expenses                          1,151,382                   --

    Changes in non-cash working capital items
          Accounts receivable                                     (34,780)              35,237
          Prepaid expenses                                         16,257              (54,608)
          Deferred revenue                                         (4,245)              29,897
          Accounts payable and accrued liabilities                (24,500)              82,751
                                                             -------------          ----------
Net cash used in operating activities                            (287,124)            (157,997)
                                                             ------------           ----------

FINANCING ACTIVITIES
    Proceeds from long-term debt                                       --              119,180
    Proceeds from the issuance of capital stock                   335,478                   --
    Repayment of long-term debt                                   (19,129)              (5,336)
                                                             -------------          -----------

Net cash provided by financing activities                         316,349              113,844
                                                             ------------           ----------

EFFECTS OF EXCHANGE RATES ON CASH                                   6,777               (4,470)

Net increase (decrease) in cash and cash equivalents               36,002              (48,623)

Cash and cash equivalents (deficiency)  beginning of period       (59,284)              39,633
                                                             -------------          ----------

Cash and cash equivalents (deficiency), end of period        $    (23,282)          $   (8,990)
                                                             =============          ==========

----------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004
(in US dollars)
--------------------------------------------------------------------------------

1.   ABILITY TO CONTINUE OPERATIONS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due. At March 31, 2004 and December 31, 2003 the Company has a severe working capital deficiency and a net shareholders' deficiency. These factors, among others, strongly indicate that the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

MANAGEMENT'S PLANS

As indicated in the consolidated financial statements, the Company has incurred losses from continuing operations of $1,423,069 and $283,837 for the three months ended March 31, 2004 and 2003 respectively. The Company also has a working capital deficiency of $2,188,195, and a net shareholders' deficiency of $4,141,355 at March 31, 2004. Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

The Company has undergone an informal financial restructuring and has reached agreements with many of its unsecured trade creditors. Management continues to focus on seeking new customers and seeking new sources of financing. However, such financing may not be available or not available on terms that would be favourable to the Company.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004
(in US dollars)
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 2003 and 2002 included in the company's Annual Report on Form 10-KSB filed on April 14, 2004.

b)   NATURE OF OPERATIONS

InteliSys Aviation Systems of America Inc. was incorporated on June 4, 1999 in the State of Delaware. InteliSys Aviation Systems of America Inc. is a holding company, which holds investments in subsidiary companies whose business activities include developing, marketing and support of a suite of aviation enterprise software, designed for the regional, low-cost/low-fare carrier global market.

c)   PRINCIPLES OF CONSOLIDATION

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

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004
(in US dollars)
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)   STOCK-BASED COMPENSATION

In accordance with the accounting requirements of SFAS 123, the Company uses the fair value - based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees.
--------------------------------------------------------------------------------

3.   CONCENTRATIONS

Concentrations of Credit Risk

At March 31, 2004, three significant customers accounted for 58% of trade accounts receivable and each of these three customers accounted for more than 10% of trade accounts receivable. At December 31, 2003, six significant customers accounted for 88% of trade accounts receivable and each of these six customers accounted for more than 10% of trade accounts receivable.

At March 31, 2004 two creditors accounted for 23% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of accounts payable and accrued liabilities. At December 31, 2003, two creditors accounted for 20% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

Concentration in Operations

For the three months ended March 31 2004, three significant customers accounted for 46% of revenue and each of these three customers accounted for more than 10% of revenue. In 2003, four significant customers accounted for 50% of revenue and each of these four customers accounted for more than 10% of revenue.
--------------------------------------------------------------------------------

4.   BANK INDEBTEDNESS

The Company has an authorized operating line of credit of $ 30,400 which bears interest of prime plus 3.50%.
--------------------------------------------------------------------------------

                                                      March 31      December 31
5.   LONG-TERM DEBT                                       2004             2003
                                                          ----             ----

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest
bearing payments to begin Jan. 1, 2003, $340
for first 6 months, $1,520 for next 44 payments
and a final of $680.                               $    68,020     $     69,380

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004
(in US dollars)
--------------------------------------------------------------------------------

                                                      March 31      December 31
5.   LONG-TERM DEBT (CONTINUED)                           2004             2003
                                                          ----             ----

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest
bearing repayment is calculated as 3% of the gross
annual sales where first payment shall be due
January 1, 2003 and subsequent repayments are due
monthly until the
contribution has been repaid.                          244,580          249,470


Gavella Corp. promissory notes, secured by
shareholder guarantee and all of the assets of the
company, bearing interest at 12%, repayable on
December 31, 2003 100,024 101,407
Promissory note, unsecured, bearing interest at 15%
due on demand.                                          30,400           31,008

ACOA, Amelia marketing loan, unsecured repayable
contribution, non-interest bearing, repayable in
39 monthly instalments of $6,335. First repayment
shall be due February 1, 2004.                         334,486          341,173

Promissory notes, unsecured, bearing interest at
varying rates between 6.7%- 15%, repayable between
August, 2001 and February 2005.                        509,843          527,789

BDC leasehold loan, secured by shareholder
guarantee and general security agreement covering
equipment, bearing interest at 10.8%, repayable in
3 consecutive monthly payments of $680, beginning
November 15, 2002, followed by 43 consecutive
payments of $1,935, beginning February 15, 2003
and one final payment of $1,744 on
September 15, 2006.                                     58,041           65,120

Former shareholder loan, bearing interest at 26%,
repayable in minimum monthly installments of
$1,228, beginning in December 2002 and continuing
until balance
is paid in full.                                       122,003          124,442

Shareholder loan, non-interest bearing, no set
terms of repayment.                                      5,509           12,736
                                                    ----------       ----------
                                                     1,472,906        1,522,525
Less current portion of long-term debt                 804,737          848,303
                                                    ----------       ----------

                                                    $  668,169       $  674,222
                                                    ----------       ----------

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004
(in US dollars)
--------------------------------------------------------------------------------

5.   LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2004 are approximately as follows:

              2005                             $  804,737
              2006                                210,690
              2007                                227,861
              2008                                138,684
              2009                                 44,236
              and thereafter                       46,698
                                             ------------
              Total                             1,472,906

At March 31, 2004 the Company is in default on principal and interest payments for many of its obligations as follows:

     Principal payments in default             $  457,407
     Interest payments in default                 325,834
                                             ------------

                                                $ 783,241
                                             ============

All debt in default has been classified as part of current liabilities at March 31, 2004. The Company is attempting to refinance both its long-term and short-term debt obligations. No waivers have been obtained by the Company.
--------------------------------------------------------------------------------

6.   CONVERTIBLE DEBT

Convertible debt at March 31, 2004 consists of debt which is convertible into of common stock.

                                                      March 31      December 31
                                                          2004             2003
                                                          ----             ----

Shareholder loan, bearing interest at 8%, convertible into common shares at the lesser of the closing price of shares at the date of advance or the average closing price of shares for the 20 days prior to the conversion date, maturing on April 17, 2004. The conversion price shall not be lower than

$.05 per share.                                        $60,800          $62,015

Shareholder loan, non-interest bearing convertible
into Common shares at the market price at the date
of conversion.                                           9,234            9,419
                                                    ----------       ----------

                                                       $70,034          $71,434
                                                    ==========       ==========


At March 31, 2004 and December 31, 2003, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended, as such amounts would be anti-dilutive. There is no beneficial conversion associated with the convertible debt.

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004
(in US dollars)
--------------------------------------------------------------------------------

7.   MINORITY INTEREST

At March 31, 2004 and December 31, 2003, minority interest consists of preferred shares of CONVERGix Inc. and preferred shares of Cynaptec Information Systems, Inc. The minority interest in CONVERGix arose following the merger with InteliSys Aviation Systems of America Inc. on December 31, 2002 as the preferred stock of CONVERGix was not acquired by InteliSys in the merger. The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.
--------------------------------------------------------------------------------

8.   CAPITAL STOCK

At March 31, 2004, the Company is authorized to issue:

1)   100 shares of preferred stock, par value $0.001 per share.

2)   50,000,000 shares of common stock, par value $0.001 per share.

At March 31,2004, there are 21,495,407 shares of Common Stock outstanding. In addition, there are 21,788,333 issued and outstanding Special Class B
"Exchangeable Shares" in the Company's wholly owned subsidiary Intelisys Acquisition Inc. The exchangeable shares have equal voting rights and equal economic value as the Company's common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company's common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company's common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at March 31, 2004 and have been included in calculating the basic loss per share.

On February 12 2004, the Company received written consent from certain principal stockholders of the Company, holding approximately 61% of the outstanding shares at the time, adopting a resolution to amend the Company's Articles of Incorporation to increase the authorized shares of common stock to 100,000,000, having a par value of $.001 per share. The Company also received written consent from the same principal stockholders to authorize the board to issue up to 10,000,000 shares of preferred stock, having a par value of $.001 per share. The amended articles of incorporation have were filed with the Secretary of State of the State of Delaware on April 20, 2004.

During the quarter ended March 31, 2004, the Company issued 1,530,612 shares of common stock as compensation for arranging a short term financing arrangement (a "bridge loan").

During the quarter ended March 31, 2004, the Company issued 5,273,498 shares of common stock as part of an offshore placement agreement to investors who are not US persons, relying on an exemption provided under Regulation S of the Securities Act of 1933.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004
(in US dollars)
--------------------------------------------------------------------------------

9.   COMMITMENTS

The Company has a $8,861 credit note from a preferred shareholder, which it intends to use to purchase capital assets in the next twelve months.

The Company is committed to minimum annual lease payments for office space The minimum payments required under these leases for each of the three years subsequent to March 31, 2004 are approximately as follows:

                         2005         $ 94,126
                         2006           94,126
                         2007           15,688

The lease for office space expires on February 28, 2007.

The Company also entered into an agreement with an investor relations firm in November 2003 for services to begin in December 2003. Under this agreement, the Company agrees to pay the firm a monthly fee of $3,800 for six months beginning December 1, 2003. The Company has the option after the initial six month period to either terminate the contract or extend the terms of the agreement a further six months by agreeing to pay the firm a monthly fee of $4,560.

10.  RELATED PARTY TRANSACTIONS

(a) Accounts payable at March 31, 2004 include amounts owing to shareholders, officers and employees of $201,403(2003 - $232,581).

(b) During the three months ended March 31, 2004, the Company expensed $9,972(2003 - $6,773) of interest charges on a loan payable to a related party.

(c) During the three months ended March 31, 2004, the Company paid interest of $2,280 (2003 - 1,527) on a shareholder's personal debt which is related to personal property of the shareholder that is pledged as security for the Company's debt obligations.
--------------------------------------------------------------------------------

11.  SUBSEQUENT EVENT

As part of a settlement of a dispute with a shareholder, the Company agreed to issue 1,821,429 common shares to the shareholder which has been recorded as an expense in the first quarter of 2004, when it became determinable based on negotiations with the shareholder. These shares were subsequently issued in April of 2004.
--------------------------------------------------------------------------------