Form 10QSB
period 2004-06-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2004-08-23
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes  [X]      No  [ ]

The company had 46,196,068 shares of common stock par value $.001 per share, outstanding at August 16, 2004. In addition, there are 21,788,333 issued and outstanding Special Class B " Exchangeable Shares" in InteliSys Aviation Systems of America's wholly owned subsidiary InteliSys Acquisition Inc. As outlined in
Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as InteliSys Aviation Systems of America common shares as they may be exchanged by the holder at any time on a one for one basis for InteliSys Aviation Systems of America common shares, and if not exchanged prior to December 31, 2012, will be exchanged for InteliSys Aviation Systems of America Inc. common shares on that date.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

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

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of June 30, 2004 was CAD $1.00 for USD $.75.


History and Development of the Business

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

In June 2001, under a new management team, our research and development was curtailed, and focus was applied towards sales and marketing of our existing, developed modules. Cynaptec's operations were wound down and its personnel laid off. Presently, our principle business is providing our software to our customer base for installation on their computer system or via the internet using our computer system. We currently provide services to 24 clients. Client contracts are generally for terms of thirty six to sixty months with fixed and volume based charge components.


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

Plan of Operation

Our goal is to be a leading provider of software solutions and hosting services to small and mid sized airlines and aircraft fleet operators. To meet that goal, we invested heavily to develop an integrated software solution called Amelia. In addition, believing that it would be a competitive advantage to offer our software to our customers over the internet utilizing our computer mainframe, we invested in computer hardware, software and related infrastructure. The development of the software and the integration of the computer hardware cost more and took longer than originally planned. As a result, we have incurred significant operating losses over the past fiscal years as well as during the first six months of the 2004 fiscal year. Cumulatively, we have lost $10,504,774. Our balance sheet is highly leveraged. As of June 30, 2004, our liabilities exceeded our assets by $3,663,852. We have not been able to meet our obligations as they come due. However, now that the development of our software and hardware is substantially complete and marketing efforts are well underway, we believe we will be able to improve our financial results for the following reasons:

1. We have been successful selling our products and services since marketing efforts commenced in June 2001. To date, we have signed contracts with 24 customers, which will provide significant revenues as well as increased exposure of our products. Given our track record with these customers and our recent success in penetrating what we feel are emerging markets, we expect to be successful in our efforts to attract additional customers globally.

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

5. We have been able to increase our revenues from operations by 64% for the six months ended June 30, 2004 as compared to the same period in 2003.

6. Since June 30, 2004, we have been successful in signing new customers in the Asia-Pacific region, the Middle East and Africa. These new contracts represent significant revenues for the future and further solidifies our belief that we are gaining momentum in the industry as our product continues to get accepted on a global scale.

We also intend to pursue sources of equity and debt financing and to use the proceeds to pay down our existing obligations as well as continue the execution of our business plan. We have no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to us on commercially reasonable terms, if at all.

Results of Operations for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

InteliSys Aviation Systems of America Inc. had revenues of $347,513 for the three months ended June 30, 2004 as compared to $285,431 for the three months ended June 30, 2003 an increase of $62,082 or 21%. This increase was primarily due to an increase in client base. The increase in clients was the direct result of the Company's continued success in their marketing activities since emerging from its development stage. The Company's revenue stream provides monthly recurring revenues from all of its customers for the duration of their respective contracts which varies from 12 to 60 months in length. In addition to the monthly recurring revenue stream, customers are charged fees based on the customization that is required in setting up the new accounts. In the three months ended June 30, 2003, the Company had also received revenues for consulting work it had done for a pilot project for various organizations which represented approximately 19% of the revenue for the three months ended June 30, 2003. This work was not repeated in the same period ending in 2004.

Selling, general and administrative expenses increased to $1,189,597 during the three months ended June 30, 2004 from $418,022 during the same period in 2003. This represents a 184% increase. The increase is the result of having certain one-time charges that the Company has incurred to engage certain consultants to help with the execution of the Company's business plan. Furthermore, the Company incurred approximately $98,000 in expenses for having a shareholder convert a promissory note into shares. The shares were valued using a 10% from the market value as at the date of conversion.

Despite an increase in revenues, due to the one-time expenses incurred for consulting services, the Company's operating loss increased by $709,493 from an operating loss of $132,591 for the three months ended June 30, 2003 to $842,084, for the same period ending June 30, 2004.

The Company's interest expense has remained stable from the three months ended June 30, 2004 to June 30, 2003. The Company recorded interest expense of $64,389 for the three months ended June 30, 2004 as compared to interest expense of $64,618 for the three months ended June 30, 2003.

Net loss increased by $764,066 from a loss of $131,623 for the three months ended June 30, 2003 to a loss of $895,689 for the same period ending June 30, 2004.

Basic net loss per share was $0.02 for the three months ended June 30, 2004 as compared to $0.01 for the same period ending June 30, 2003.

Results of Operations for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

InteliSys Aviation Systems of America Inc. had revenues of $715,270 for the six months ended June 30, 2004 as compared to $435,122 for the six months ended June 30, 2003 an increase of $280,148 or 64%. This increase was primarily due to an increase in client base. The increase in clients was the direct result of the Company's continued success in their marketing activities since emerging from its development stage. The Company's revenue stream provides monthly recurring revenues from all of its customers for the duration of their respective contracts which varies from 12 to 60 months in length. In addition to the monthly recurring revenue stream, customers are charged fees based on the customization that is required in setting up the new accounts

Selling, general and administrative expenses increased to $2,938,240 during the six months ended June 30, 2004 from $826,675 during the same period in 2003. This represents a 255% increase. The increase is the result of having certain one-time charges that the Company has incurred to engage certain consultants to help with the execution of the Company's business plan as well as certain one-time charges the Company has incurred as part of a dispute settlement and a bridge loan fee. In the aggregate, the one time charges represent approximately $1,800,000 in expenses. Furthermore, the Company incurred approximately $98,000 in expenses for the conversion of a promissory note due to a shareholder into common shares.

Despite an increase in revenues, due to the one-time expenses incurred, the Company's operating loss increased by $1,831,417 from an operating loss of $391,553 for the six months ended June 30, 2003 to $2,222,970 for the same period ending June 30, 2004.

The Company's interest expense has increased to $106,571 for the six month period ended June 30, 2004, from $89,493 for the same period ended in 2003; an increase of $17,078 or 19%

Net loss increased by $1,903,297 from a loss of $415,460 for the six months ended June 30, 2003 to a loss of $2,318,757 for the same period ending June 30, 2004.

Basic net loss per share was $0.05 for the six months ended June 30, 2004 as compared to $0.01 for the same period ending June 30, 2003.

Liquidity and Capital Resources

On January 1, 2004, the Company had a cash and cash equivalents deficiency of $59,284.

Net cash used in operating activities was $496,473 for the six months ended June 30, 2004. Net cash used in operating activities for the six months ended June 30, 2004 resulted primarily from the net loss for the six month period offset , increases in receivables, a decrease in deferred revenues, an increase in payables, an increase in prepaids and an increase in other non cash expenses.

Net cash provided from financing activities for the six months ended June 30, 2004 was $615,714. This increase is directly attributed to the proceeds received from the issuance of capital stock partially offset by repayments of some long-term debt.

Net cash used in investing activities was $7,050 for the six month period ending June 30, 2004. Net cash used in investing activities was mostly attributed to an investment in capital assets.

Changes in exchange rates affected cash by $19,943 during the six months ended June 30, 2004.

Cash increased by $92,248 during the six months ended June 30, 2004.

The Company had cash and cash equivalents of $32,964 on June 30, 2004.

The Company had net working capital deficiencies of $1,748,136 as of June 30, 2004 and $2,339,250 as of December 31, 2003.

On January 1, 2003, the Company had $39,633 in cash and cash equivalents.

Net cash used in operating activities was $220,605 for the six months ended June 30, 2003. Net cash used in operating activities for the six months ended June 30, 2003 resulted primarily from the net loss partially offset by an increase in payables and a decrease in receivables and a decrease in deferred revenue.

Net cash provided from financing activities was $168,935 during the six months ended June 30, 2003. During the six month period, the Company received net proceeds from long-term loans and convertible debt which were partially offset by a repayment of an operating loan.

Net cash provided by investing activities was $6,915 during the six months ended June 30, 2003 which was directly attributed to an increase in payable to a minority interest partially offset by an investment in capital assets.

Changes in exchange rates affected cash by $17,929 during the six months ended June 30, 2003.

Cash decreased by $62,684 during the six months ended June 30, 2003.

The Company had cash and cash equivalents deficiency of $23,051 on June 30, 2003.

With respect to years beyond fiscal 2004, we may be required to raise additional capital to meet our long term operating requirements. Although our revenues have increased significantly since the commercialization of our products, our expenses are and may continue to exceed our revenues in the foreseeable future. Accordingly, the company may not be able to fund its operations from internally generated funds for the foreseeable future. Our cash requirements depend on several factors, including marketing activities, personnel expenses, legal costs, accounting costs and investor relations expenses.

We have no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

In August of 2004, the Company registered a company in the Kingdom of Bahrain of which, the Company will hold a 40% interest. The newly registered company will operate as InteliSys Aviation Systems International W.L.L and will be have as its mandate to further develop the international market and provide InteliSys Aviation Systems of America Inc. a corporate presence in the Middle East/North Africa region. It is believed that having an established presence in this region, the Company will be better situated to take full advantage of the opportunities present in the Middle East, Africa and India. It is expected that operations will begin in the last quarter of this fiscal year.

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


PART II

OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

           There have been no material changes in the status of our legal proceedings since the filing of our Form 10-KSB on April 14, 2004 and our form 10-QSB filed on May 17, 2004..


ITEM 2     CHANGES IN SECURITIES

During the six months ended June 30, 2004, the company issued 12,044,907 shares of its common stock for proceeds of $691,225.

During the six months ended June 30, 2004, the Company also issued 4,805,000 shares of its common stock in lieu of cash for various consulting work.

During the six months ended June 30, 2004, the Company issued 1,821,429 shares of its common stock as part of a dispute settlement.

During the six months ended June 30, 2004, the Company issued 1,633,619 shares of its common stock to retire a promissory note that was due to a shareholder.

During the six months ended June 30, 2004, the Company also issued 1,530,612 shares of its common stock as a fee for facilitating a bridge loan.

ITEM 3     DEFAULTS ON SENIOR SECURITIES

NONE


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

none

ITEM 5     OTHER INFORMATION

     InteliSys Aviation Systems of America has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol IYSA. As of August 5, 2004, the Company's common stock has been thinly traded at a price range between $.04 and $.60 per share over the past 52 weeks.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          NONE

                INTELISYS AVIATION SYSTEMS OF AMERICA INC.
                CONSOLIDATED
                FINANCIAL STATEMENTS - UNAUDITED

                JUNE 30, 2004
                (IN US DOLLARS)

CONTENTS


                                                                            Page




Consolidated Balance Sheets - As of June 30, 2004 (Unaudited) and
December 31, 2003                                                             1

Consolidated Statements of Operations -For the three and six months
ended June 30, 2004 and 2003 (Unaudited)                                      2

Consolidated Statement of Shareholders' Deficiency - For the six
months ended June 30, 2004 (Unaudited)                                        3

Consolidated Statements of Cash Flows - For the six months ended
June 30, 2004 and 2003 (Unaudited)                                            4

Notes to the Consolidated Financial Statements - As of and for
the six months ended June 30, 2004 (Unaudited)                           5 - 11

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED

As at June 30, 2004 and December 31, 2003                                June 30          December 31
(in US dollars)                                                             2004                 2003
------------------------------------------------------------------------------------------------------

Assets
Current assets
   Cash    $                                                              32,964        $           -
   Receivables (net of allowance for doubtful accounts of
                    $0; December 31, 2003 - $42,489)                     210,338              132,150
   Scientific Research & Experimental Development tax
       credit refund receivable                                          149,254              155,039
   Prepaid expenses                                                      118,588               66,183
                                                                  --------------        -------------
Total current assets                                                     511,144              353,372

Capital assets (net of accumulated depreciation of $632,478;
                    December 31, 2003 - $591,423)                        509,445              578,175
Other intangibles                                                             13                   13
                                                                  --------------        -------------


                                                                  $    1,020,602        $     931,560



Liabilities
Current liabilities
   Bank indebtedness (Note 4)                                     $            -        $      59,284
   Accounts payable                                                      780,763            1,332,176
   Accrued expenses and other liabilities                                920,498              452,859
   Current portion of long-term debt (Note 5)                            558,019              848,303
                                                                  --------------        -------------
Total current liabilities                                              2,259,280            2,692,622

Deferred revenue                                                          43,638               57,020
Convertible debt (Note 6)                                                 68,769               71,434
Long-term debt (Note 5)                                                  636,878              674,222
                                                                  --------------        -------------
                                                                       3,008,565            3,495,298
                                                                  --------------        -------------

Minority interest (Note 7)                                             1,675,890            1,731,646
                                                                  --------------        -------------
Shareholders' Deficiency
Capital stock (Notes 8)                                                   58,265               36,430
Additional paid in capital (Note 8)                                    7,351,405            4,510,902
Accumulated other comprehensive loss                                    (568,748)            (656,699)
Deficit                                                              (10,504,774)          (8,186,017)
                                                                  --------------        -------------

                                                                      (3,663,852)          (4,295,384)
                                                                  --------------        -------------
                                                                  $    1,020,602        $     931,560
                                                                  ==============        =============


Continuance of operations (Note 1)
Commitments (Note 9)

      See accompanying notes to the consolidated financial statements.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

For the three and six months ended June 30, 2004 and 2003

                                                 Three              Three               Six            Six
                                                 months            months            months         months
                                                 ended              ended             ended          ended
                                                 June 30          June 30           June 30        June 30
(in US dollars)                                  2004                2003              2004           2003
----------------------------------------------------------------------------------------------------------------
Revenue                                           $347,513        $285,431         $715,270      $ 435,122

Costs and expenses:
   Selling, general and admistrative expenses    1,189,597         418,022        2,938,240        826,675
                                               -----------------------------------------------------------------

Operating loss                                    (842,084)       (132,591)      (2,222,970)      (391,553)

Other income (expenses)
   Gain on debt settlement (Note 13)                10,784          65,586           10,784         65,586
   Interest expense                                (64,389)        (64,618)        (106,571)       (89,493)
                                               -----------------------------------------------------------------
                                                 $(895,689)    $  (131,623)     $(2,318,757)     $(415,460)

Net loss per share-basic and                        $(0.02)    $     (0.01)          ($0.05)        ($0.01)
diluted                                        =================================================================
Weighted average common shares
outstanding                                     49,456,190      28,483,333       44,325,956     28,283,333
                                               =================================================================


        See accompanying notes to the consolidated financial statements.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY - UNAUDITED

For the six months ended June 30, 2004
(in US dollars)

                                                                                              Accumulated
                                                                                                    Other
                                                               Additional
                                        Common                       Paid     Accumulated   Comprehensive
                                        Shares      Amount     in Capital         Deficit            Loss        Total
                                        ------      ------     ----------     -----------   --------------       -----

Balance - December 31 ,2003           36,479,630    $36,430    $ 4,510,902    $(8,186,017)   $ (656,699)      $ (4,295,384)

Stock issued in lieu of financing
Fees (Note 8(c))                       1,530,612      1,531        471,878              -             -            473,409

Stock issued for consulting
services (Note 8(f))                   4,805,000      4,805        707,739              -                          712,544


Stock issued for cash
Consideration (Note 8(d),(e))         12,044,907     12,044        679,181              -                          691,225

Stock issued as part of
Settlement (Note 8(g))                 1,821,429      1,821        690,322              -             -            692,143

Stock issued for debt
settlement (Note 8(h)                  1,633,619      1,634        291,383              -             -            293,017

Net loss                                       -          -              -     (2,318,757)            -                  -

Currency translation adjustment                -          -              -              -        87,951                  -

Total comprehensive loss                       -          -              -              -             -         (2,230,806)
                                     --------------------------------------------------------------------------------------

Balance -June 30, 2004                58,315,197    $58,265    $ 7,351,405   $(10,504,774)    $(568,748)      $ (3,663,852)
                                     ===========    =======    ===========   ============     =========       ============

        See accompanying notes to the consolidated financial statements.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


For the six months ended June 30, 2004 and 2003
(in US dollars)                                                              2004                2003
-----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents

Operating activities
   Net loss from operations                                       $   (2,318,757)       $    (415,460)
   Adjustments to reconcile net loss to net cash used
       in continuing operations
       Items not affecting cash
           Depreciation and amortization                                  62,593               68,806
           Other non-cash expenses                                     1,842,940               50,000
           Gain on debt settlement                                       (10,784)-            (65,586)
   Changes in non-cash working capital items
       Deferred revenue                                                  (11,160)             (45,634)
       Accounts receivable                                               (82,421)              15,600
       Prepaid expenses                                                    6,681              (71,097)
       Accounts payable and accrued liabilities                           14,435              242,766
                                                                  --------------        -------------
Net cash used in continuing operating activities                        (496,473)            (220,605)
                                                                  ---------------       -------------

Financing activities
   Proceeds from the issuance of capital stock                           691,225                    -
   Proceeds from long-term debt                                                -              223,183
   Repayment of long-term debt                                           (75,511)            (101,329)
   Proceeds from convertible debt                                              -              109,201
   Repayment of operating loan                                                 -              (62,120)
                                                                  --------------        -------------
Net cash provided by financing activities                                615,714              168,935
                                                                  --------------        -------------

Investing activities

   Payable to minority interest                                            8,783               40,634
   Acquisition of capital assets (net)                                   (15,833)            (33,179)
                                                                  ---------------       -------------
Net cash (used) provided by investing activities                          (7,050)               6,915
                                                                  ---------------       -------------

Effects of exchange rates on cash                                        (19,943)             (17,929)

Net increase (decrease) in cash and cash equivalents                      92,248              (62,684)

Cash and cash equivalents (deficiency), beginning of period              (59,284)              39,633
                                                                  ---------------       -------------

Cash and cash equivalents (deficiency), end of period             $       32,964        $     (23,051)
                                                                  ==============        =============


        See accompanying notes to the consolidated financial statements.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

June 30, 2004
(in US dollars)


1.       Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due. At June 30, 2004 ,the Company has a working capital deficiency of $1,748,136 and a net shareholders' deficiency. These factors, among others, strongly indicate that the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.


Management's plans

As indicated in the consolidated financial statements, the Company has incurred losses from continuing operations of $895,689 and $131,623 for the three months ended June 30, 2004 and 2003 respectively and losses from continuing operations of 2,318,757 and $415,460 for the six months ended June 30, 2004 and 2003 respectively. The Company also has a working capital deficiency of $1,748,136, and a net shareholders' deficiency of $3,663,852 at June 30, 2004. Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

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

June 30, 2004
(in US dollars)


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

June 30, 2004
(in US dollars)


2.   Summary of significant accounting policies (continued)

d)   Stock-based compensation

In accordance with the accounting requirements of SFAS 123, the Company uses the fair value - based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees.


3.   Concentrations

Concentrations of Credit Risk

At June 30, 2004, four significant customers accounted for 70% of trade accounts receivable and each of these four customers accounted for more than 10% of trade accounts receivable. At December 31, 2003, six significant customers accounted for 88% of trade accounts receivable and each of these six customers accounted for more than 10% of trade accounts receivable.

At June 30, 2004 one creditor accounted for 11% of accounts payable and accrued liabilities and each of this one creditor accounted for more than 10% of accounts payable and accrued liabilities. At December 31, 2003, two creditors accounted for 20% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

Concentration in Operations

For the six months ended June 30 2004, three significant customers accounted for 48% of revenue and each of these three customers accounted for more than 10% of revenue. In 2003, three significant customers accounted for 55% of revenue and each of these three customers accounted for more than 10% of revenue.

4.   Bank indebtedness

The Company has an authorized operating line of credit of $ 29,850 which bears interest of prime plus 3.50%.

                                                                                        June 30             December 31
5.       Long-term debt                                                                   2004                  2003
                                                                                          ----                  ----
Atlantic Canada Opportunities Agency (ACOA) unsecured repayable contribution, non-interest bearing payments to begin Jan. 1, 2003, $340 for first 6 months,
$1,520 for next 44 payments and a final of $680.                                       $     66,791         $    69,380

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

June 30, 2004
(in US dollars)

                                                                                        June 30             December 31
5.       Long-term debt (continued)                                                       2004                  2003
                                                                                          ----                  ----
Atlantic Canada Opportunities Agency (ACOA) unsecured repayable contribution, non-interest bearing repayment is calculated as 3% of the gross annual sales where first payment shall be due January 1, 2003 and subsequent repayments are
due monthly until the contribution has been repaid.                                     240,161                 249,470


Gavella Corp. promissory notes, secured by shareholder guarantee and all of
the assets of the company, bearing interest at 12%, repayable on December 31, 2003       94,099                 101,407


Promissory note, unsecured, bearing interest at 15% due on demand.                       29,851                  31,008

ACOA, Amelia marketing loan, unsecured repayable contribution, non-interest bearing, repayable in 39 monthly instalments of $6,335. First repayment shall be
due February 1, 2004.                                                                   328,443                 341,173

Promissory notes, unsecured, bearing interest at varying rates between 6.7% -
15%, repayable between August, 2001 and February 2005.                                  260,590                 527,789

BDC leasehold loan, secured by shareholder guarantee and general security agreement covering equipment, bearing interest at 10.8%, repayable in 3 consecutive monthly payments of $680, beginning November 15, 2002, followed by
43 consecutive payments of $1,935, beginning February 15, 2003 and one final
payment of $1,744 on September 15, 2006.                                                 51,295                  65,120

Former shareholder loan, bearing interest at 26%, repayable in minimum monthly installments of $1,228, beginning in December 2002 and continuing until balance
is paid in full.                                                                        119,798                 124,442

Shareholder loan, non-interest bearing, no set terms of repayment.                        3,869                  12,736
                                                                                   ------------           -------------
                                                                                      1,194,897               1,522,525
Less current portion of long-term debt                                                  558,019                 848,303
                                                                                   ------------           -------------

                                                                                   $    636,878           $     674,222
                                                                                   ------------           -------------

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

June 30, 2004
(in US dollars)

5.   Long-term debt (continued)

The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2004 are approximately as follows:


                      2005                        $      558,019
                      2006                               205,471
                      2007                               218,035
                      2008                               119,505
                      2009                                42,929
                      and thereafter                      50,938
                                                  --------------
                      Total                            1,194,897

At June 30, 2004 the Company is in default on principal and interest payments for many of its obligations as follows:

         Principal payments in default            $    399,086
         Interest payments in default                  353,795
                                                  ------------

                                                  $    752,881
                                                  ============

All debt in default has been classified as part of current liabilities at June 30, 2004. The Company is attempting to refinance both its long-term and short-term debt obligations. No waivers have been obtained by the Company.


6.       Convertible debt

Convertible debt at June 30, 2004 consists of debt which is convertible into common stock.


                                                                                        June 30          December 31
                                                                                          2004                 2003
                                                                                        -------          -----------
Shareholder loan, bearing interest at 8%, convertible into common shares at the lesser of the closing price of shares at the date of advance or the average closing price of shares for the 20 days prior to the conversion date, maturing on April 17, 2004. The conversion price shall not be lower than
$.05 per share.                                                                         $59,702             $62,015

Shareholder loan, non-interest bearing convertible into Common shares at the
market price at the date of conversion.                                                   9,067               9,419
                                                                                          -----               -----

                                                                                        $68,769             $71,434
                                                                                        =======             =======

At June 30, 2004 and December 31, 2003, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended, as such amounts would be anti-dilutive.

There is no beneficial conversion associated with the convertible debt.

INTELISYS AVIATION SYSTEMS OF AMERICA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

June 30, 2004
(in US dollars)


7.    Minority interest

At June 30, 2004 and December 31, 2003, minority interest consists of preferred shares of CONVERGix Inc. and preferred shares of Cynaptec Information Systems, Inc. The minority interest in CONVERGix arose following the merger with InteliSys Aviation Systems of America Inc. on December 31, 2002 as the preferred stock of CONVERGix was not acquired by InteliSys in the merger. The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.


8.   Capital stock

At June 30, 2004, the Company is authorized to issue:

1)   10,000 shares of preferred stock, par value $0.001 per share.

2)   100,000,000 shares of common stock, par value $0.001 per share.

a) At June 30, 2004, there are 36,526,864 shares of Common Stock outstanding. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in the Company's wholly owned subsidiary Intelisys Acquisition Inc. The exchangeable shares have equal voting rights and equal economic value as the Company's common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company's common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company's common shares on that date.

b) Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at June 30, 2004 and have been included in calculating the basic loss per share.

c) During the six months ended June 30, 2004, the Company issued 1,530,612 shares of common stock as compensation for arranging a short term financing arrangement (a "bridge loan").

d) During the six months ended June 30, 2004, the Company issued 11,333,796 shares of common stock for cash consideration of $616,725 as part of an offshore placement agreement to investors who are not US persons, relying on an exemption provided under Regulation S of the Securities Act of 1933.

e) During the six months ended June 30, 2004, the Company issued 711,111 shares of common stock for cash consideration of $74,500 as part of an offshore placement to investors who are not US persons, relying on an exemption provided under Regulation S of the Securities Act of 1933.

f) During the six months ended June 30, 2004, the Company issued 4,805,000 shares of common stock to various individuals for consulting services rendered.

g) During the six months ended June 30, 2004, the Company issued 1,821,429 shares of common stock as part of a dispute settlement with a shareholder.

h) During the six months ended June 30, 2004, the Company issued 1,633,619 shares as part of a debt settlement agreement. In exchange for the shares, the shareholder has released the Company from a promissory note obligation valued at $195,000.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

June 30, 2004
(in US dollars)


9.    Commitments

The Company has a $3,215 credit note from a preferred shareholder, which it intends to use to purchase capital assets in the next twelve months.

The Company is committed to minimum annual lease payments for office space The minimum payments required under these leases for each of the three years subsequent to June 30, 2004 are approximately as follows:

                    2005      $ 93,913
                    2006        93,913
                    2007        62,609


The lease for office space expires on February 28, 2007.

The Company also entered into an agreement with an investor relations firm in November 2003 for services to begin in December 2003. Under this agreement, the Company agrees to pay the firm a monthly fee of $3,750 for six months beginning December 1, 2003. The Company has the option after the initial six month period to either terminate the contract or extend the terms of the agreement a further six months by agreeing to pay the firm a monthly fee of $4,500.


10.   Related party transactions

(a) Accounts payable at June 30, 2004 include amounts owing to shareholders, officers and employees of $137,672 (2003 - $232,581).

(b) During the six months ended June 30, 2004, the Company expensed $20,009 (2003 - $14,667) of interest charges on a loan payable to a related party.

(c) During the six months ended June 30, 2004, the Company paid interest of $4,440 (2003 -$4,782) on a shareholder's personal debt which is related to personal property of the shareholder that is pledged as security for the Company's debt obligations.

(d) During the six months ended June 30, 2004, the Company expensed $5,091 for consulting fees performed by a related party.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits to this Report are all documents previously filed which are incorporated herein as exhibits to this Report by reference to all other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

We are filing the exhibits listed below with this Report:

Exhibit No.      Description
-----------      -----------
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

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K. The Company has not filed any Reports on Form 8-K during the first six months of the fiscal year of December 31, 2004.