Form 10QSB
period 2004-09-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2004-11-19
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days)

Yes [X]      No [_]

The company had 48,295,568 shares of common stock par value $.001 per share, outstanding at November 12, 2004. In addition, there are 21,788,333 issued and outstanding Special Class B " Exchangeable Shares" in InteliSys Aviation Systems of America's wholly owned subsidiary InteliSys Acquisition Inc. As outlined in
Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as InteliSys Aviation Systems of America common shares as they may be exchanged by the holder at any time on a one for one basis for InteliSys Aviation Systems of America common shares, and if not exchanged prior to December 31, 2012, will be exchanged for InteliSys Aviation Systems of America Inc. common shares on that date.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

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

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of September 30, 2004 was CAD $1.00 for USD $.79.

History and Development of the Business

InteliSys is an emerging leader in airline information technology solutions and solutions delivery. A history of business-focused software development and computer systems engineering, coupled with proven airline management skills, have made InteliSys a solid choice for discerning mid-sized airline and fleet operation professionals.

Our mission is to be a leading provider of comprehensive and integrated software solutions for low fare, regional, and mid-sized airlines and aviation-related organizations.

The Company started as a sole proprietorship in the early 1980's and early operations involved identifying requirements and providing IT solutions for small and mid-sized airlines. As the Companies' experience grew, it became apparent that there was a viable market for customizable, packaged airline management software geared specifically for the small to mid-sized airline market. Research revealed that small and mid-sized airlines operate using a significantly different type of business model than that used by large carriers. The large carriers are able to implement high cost and highly customized information technology infrastructure whereas the smaller airlines were not able to absorb such costs in their operations. With the growing need to continually cut costs, the demand for IT solutions for this market segment was rapidly growing. In response to this, the Company concentrated on using existing experience and software solutions to create affordable, packaged software solutions tailored to the specific needs of this market. The Company's choice to pursue this market niche has since been validated by the consistent and rapid growth observed in the Low Cost Carrier (LCC) and Regional Airline market throughout the world and particularly in the emerging market areas the Company has recently entered.

Since the tragedy of September 11th, 2001, the low-fare/low-cost airline market has enjoyed tremendous growth and has redefined how consumers now travel by offering a multitude of choices among carriers. Air travel is becoming increasingly price driven. The traveling public has demonstrated a willingness to forgo many of the perks offered by the larger carriers in order to reduce their cost of travel. This has created a very competitive environment where the small to mid-sized carriers are aggressively seeking ways to cut their operating costs. Cost-effective deployment of IT systems used to manage costs is one of their main areas of focus.

In reaction to this evolution of the industry the Company developed a comprehensive and integrated suite of airline software solutions. Since the completion of the "Amelia" Suite in 2001, the Company has continued its main focus on further enhancement of its product offering. The growth of the Internet has created significant opportunities to deliver streamlined software solutions in all industries. Our products are offered using an Application Service Provider (ASP) or hosted model that allows our customers to utilize the current technology via internet access, eliminating the heavy financial burden of investing in IT infrastructure to host systems at their own facilities. The cost of maintaining the infrastructure and staff necessary to support the systems is spread among all the clients utilizing the systems.

With the expertise the Company has in both the aviation industry and information technology, we are well poised to continue to take advantage of the growth of our target market. To date, we offer our products worldwide with customers located in many geographic regions of the world.

Products and Services

Software

Amelia is a fully integrated enterprise suite of airline management software that optimizes business processes to modernize the way airlines are managed. It is the refined aviation business process that combines data manipulation, communications, computer networks and real-time functionality. The value of accurate and timely information has been apparent by the spectacular successes of businesses that use it effectively.

Amelia is delivered to our customers, using a combination of secure internet connection, high speed Client software and basic web browsers. Using a thin-Client and browser-based delivery methodology, our system provides excellent response time with minimum bandwidth requirements.

The amelia software is comprised of the following modules:

      o     Passenger Reservation and Booking Engine
      o     Online Web Booking for Passengers, Travel Agencies and Corporations
      o     Yield and Revenue Management
      o     Flight, Crew and Aircraft Scheduling
      o     Aviation Regulatory Compliance Tools
      o     Flight Operations and Flight Watch
      o     Maintenance and Inventory
      o     Integration with the Global Distribution System

The amelia solution can be rapidly activated. Airlines can be brought online in a matter of days or weeks. Our ASP model allows our customers to avoid investment in expensive computer hardware infrastructure.

The amelia system has been developed to target the mid-sized and low cost carriers (LCC's). Recent implementations in South America, Africa, Asia-Pacific and the Middle East have demonstrated the system's suitability for use in these emerging markets. The regional and LCC segments of the airline industry are well developed in the Western world. However, in the secondary centers, and non-Western world, the low cost travel phenomenon has just only begun. The business and distribution model for carriers operating in these regions is significantly different to that of Western carriers. Therefore, there is a need for their IT systems to accommodate for this difference. For example, Western carriers can predicate their distribution model on the assumption the majority of their travelers will have a credit card and will use the internet. This is not the case among the emerging markets. However, we have been successful in configuring and deploying the amelia suite for use in these regions and for their specific demographic needs.

We feel that this positions the Company very well to continue its penetration into this emerging market as well as in the "classic" carrier markets. Of note is the rapidly expanding traveler market drawn from among large population bases in the Middle East, India, Asia-Pacific and Africa.

Revenue Model

The ASP model provides the Company with a steady revenue stream over a number of years based on the combination of fixed monthly minimum charges plus variable, volume-driven charges. The volume charges are based on the number of entities being managed by the particular amelia module, ie: reservations, crew members or aircraft for that month. Further surcharges may apply based on the types of transactions that are being processed in our facilities, such as web-based reservations or GDS interaction.

Also, there are up-front charges that our customers must incur when implementing the amelia solution. These charges are based on implementation, training, consulting and other professional services performed by our staff.

Furthermore, we provide software customization to our customers if they require it to provide them with a competitive edge in their respective market. This customization generates additional revenues for the Company which can be significant depending on the customer's requirements.

In addition, with so much aviation industry experience on staff, we provide consulting services on demand, specifically in how to better streamline information technology and the aviation industry in our target market. These activities, again, provide the Company with an additional revenue stream.

The Company has worked diligently over the past few years to not only increase its revenue from the amelia solution, but to also diversify its revenue streams by being actively involved in other projects that are related to its core business. We have provided our consultant services to several projects that are currently being evaluated while collecting fees for services provided. While not deviating from our core business, these activities have, and continue to provide additional and valuable experience in different areas of our industry while raising the Company's profile as a solution provider.

We have also been working diligently to continuously enhance our product offering by listening to our customers and researching the market to identify potentially viable additions to the amelia suite that would be of value to our target market. We have also been working hard to identify additional strategic partnerships with companies who have a proven track record in offering an ancillary and complementary products that could be integrated within amelia providing an additional source of revenue for the Company, as well as supporting the enterprise-wide approach for amelia.

Marketing

We intend to continue to expand our existing customer relationships by introducing upgrade programs for customers, and strategically positioning the "integrated suite" concept (i.e. up-selling other parts of the amelia suite to existing customers).

Marketing Strategies

Direct Marketing: We currently market our products and services via a direct sales force, utilizing telemarketing, email, the Company's website and direct mail. We have also identified and engaged certain key individuals and companies who act as resellers for the amelia product in certain geographic regions of the world.

Alliance Partner Strategy: We have developed a program to attract alliance partners who market our products outside of the Americas. Recently, we have launched re-sellers in India and the Gulf region to supplement our current resellers in Singapore and Germany. All resellers have been active in their region, and have been pivotal in securing the new clients in Singapore and the Gulf.

To date, our marketing strategies have been successful in signing contracts with customers worldwide. In some regions, the Company has successfully signed new customers who were the first Low Cost Carriers in a given region. This has caused the Company to be viewed as somewhat of a standard in these regions for subsequent carriers. The success is not only measured in terms of revenues generated from these customers, but it has also provided the Company with true global exposure by having our products used by customers in what we feel are strategic geographic regions of our target market. This has further validated the global acceptance of the amelia solutions, and the Company's ability to deliver them in a global market.

Plan of Operation

Our goal is to be a leading provider of software solutions and hosting services to small and mid sized airlines and aircraft fleet operators. To meet that goal, we invested heavily to develop an integrated software solution called amelia. In addition, believing that it would be a competitive advantage to offer our hosted software to our customers over the internet utilizing our own data center, we invested in computer hardware, software and related infrastructure.

Although several other vendors are presently re-developing their technology to use current technology platforms, it is believed that the Company was the first to offer a fully integrated, comprehensive solution operating on current technology platforms and using modern development methods. Due to the advanced nature of the system and its delivery, the development of the software and the integration of the computer hardware cost more and took longer than originally planned. However, our management decided to proceed with completion and marketing of the envisioned solution as they were observing the rapid growth of our target market.

As a result, we have incurred significant operating losses over the past fiscal years as well as during the first nine months of the 2004 fiscal year. Cumulatively, we have lost $11,111,455. As of September 30, 2004, our liabilities exceeded our assets by $3,840,963.

Nevertheless, the Company has continued with the execution of its business plan and has been successful in signing 26 new customers since it has begun its marketing efforts in 2001. The Company has signed 3 new customers during the third quarter and 5 new customers in total so far for the nine months ended September 30, 2004. Our product is gaining worldwide acceptance with the signing of customers in key geographic areas of the world. Furthermore, the Company is making significant competitive "wins" in head-to-head competition with its competitors in all regions of the market.
..
The Company is observing its sales efforts continuing and gaining significant momentum. An average growth of 48% per year in its client base since 2001 is validation of its selling methods and model. The Company has enjoyed a steady growth in its revenues and has continually added to its customer base since commercialization efforts commenced in mid 2001. The Company has signed 3 new customers during the third quarter and 5 new customers in total so far for the nine months ended September 30, 2004.

Furthermore, the Company is continuously looking at ways to further diversify its revenue stream by potentially increasing its product offering and further promoting its consulting services.

Management is acutely aware of the need to continue its managed yet aggressive growth while at the same time addressing the its leveraged balance sheet. The investment made in developing the amelia suite and implementing the infrastructure required to deliver it has burdened the Company with a large amount of debt.

Therefore, in order to pay down our existing obligations, we will be using revenues from operations and pursue sources of equity and/or debt financing if or when these become available. At present, we have no arrangements as to additional sources of investment. Therefore, a portion of the incremental revenues will be directed to pay down debt, while another portion will be used to continue executing our business plan.

Results of Operations for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

InteliSys Aviation Systems of America Inc. had revenues of $434,852 for the three months ended September 30, 2004 as compared to $254,079 for the three months ended September 30, 2003 an increase of $180,773 or 71%. This increase was primarily due to an increase in client base. The increase in clients was the direct result of the Company's continued success in their marketing activities since emerging from its development stage in 2001. The Company's revenue stream is made up of monthly fixed and variable recurring revenues from its customers whose contracts vary from 12 to 120 months in length. In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers.

Of particular note is that the Company signed contracts with new customers in two new and emerging regions: Asia-Pacific and Africa. These are emerging markets for the Company's target industry segment, and further validate the suitability and quality of its products for this market. It also validates the Company's ability to deliver hosted solutions to these key geographic areas.

Furthermore, the Company signed its second customer in the Gulf Region.

Selling, general and administrative expenses increased to $1,006,612 during the three months ended September 30, 2004 from $527,768 during the same period in 2003. This represents a 91% increase. The increase is the result of having certain one-time charges that the Company has incurred to engage certain consultants to help with the execution of the Company's business plan. Furthermore, the Company issued stock options to its employees as incentives in order to further motivate them and retain their expertise.

Despite an increase in revenues, due to the one-time expenses incurred for consulting services and the charge associated with issuing stock options to its employees, the Company's operating loss increased by $298,071 from an operating loss of $273,689 for the three months ended September 30, 2003 to $571,760, for the same period ending September 30, 2004.

The Company's interest expense has remained stable from the three months ended September 30, 2004 to September 30, 2003. The Company recorded interest expense of $50,502 for the three months ended September 30, 2004 as compared to interest expense of $47,066 for the three months ended September 30, 2003.

Net loss for the three months ended September 30, 2004 was $606,681 as compared to Net earnings of $216,936 for the same period ending in 2003, resulting in a decrease in earnings of $823,617. This large decrease is primarily due to the recording of a Scientific Research and Development tax credit refund of $537,691 in the three months ended September 30, 2003 and only $15,772 for the three months ended September 30, 2004. Furthermore, the one time charges for consulting services rendered along with the expense associated with the stock option issue to employees that were recorded in the three months ended on September 30, 2004 did not occur in the prior year.

Basic net loss per share was $0.01 for the three months ended September 30, 2004 as compared to net earnings per share of $0.01 for the same period ending September 30, 2003.

Results of Operations for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

InteliSys Aviation Systems of America Inc. had revenues of $1,150,122 for the nine months ended September 30, 2004 as compared to $689,201 for the nine months ended September 30, 2003 an increase of $460,921 or 66%. This increase was primarily due to an increase in client base. The increase in clients was the direct result of the Company's continued success in their marketing activities since emerging from its development stage. The Company's revenue stream provides monthly recurring revenues from all of its customers for the duration of their respective contracts which varies from 12 to 120 months in length. In addition to the monthly recurring revenue stream, customers are charged fees based on the customization that is required in setting up the new accounts

Selling, general and administrative expenses increased to $3,944,852 during the nine months ended September 30, 2004 from $1,354,443 during the same period in 2003. This represents a 191% increase. The increase is the result of having certain one-time charges that the Company has incurred to engage certain consultants to help with the execution of the Company's business plan as well as certain one-time charges the Company has incurred as part of a dispute settlement and a bridge loan fee. In the aggregate, the one time charges represent approximately $2,100,000 in expenses. Furthermore, the Company incurred approximately $98,000 in expenses for the conversion of a promissory note due to a shareholder into common shares and $148,000 in expense to record the issue of stock options to its employees.

Despite an increase in revenues, due to the one-time expenses incurred, the Company's operating loss increased by $2,129,488 from an operating loss of $665,242 for the nine months ended September 30, 2003 to $2,794,730 for the same period ending September 30, 2004.

The Company's interest expense has increased to $157,073 for the nine month period ended September 30, 2004, from $136,559 for the same period ended in 2003; an increase of $20,514 or 15%

Net loss increased by $2,726,914 from a loss of $198,524 for the nine months ended September 30, 2003 to a loss of $2,925,438 for the same period ending September 30, 2004.

Basic net loss per share was $0.06 for the nine months ended September 30, 2004 as compared to $0.01 for the same period ending September 30, 2003.

Liquidity and Capital Resources

On January 1, 2004, the Company had a cash and cash equivalents deficiency of $59,284.

Net cash used in operating activities was $764,015 for the nine months ended September 30, 2004. Net cash used in operating activities for the nine months ended September 30, 2004 resulted primarily from the net loss for the nine month period offset by, increases in receivables, an increase in deferred revenues, a decrease in payables, a increase in prepaid expenses and an increase in other non cash expenses.

Net cash provided from financing activities for the nine months ended September 30, 2004 was $831,837. This increase is directly attributed to the proceeds received from the issuance of capital stock partially offset by repayments of some long-term debt.

Net cash used in investing activities was $65,807 for the nine month period ending September 30, 2004. Net cash used in investing activities was mostly attributed to an investment in capital assets.

Changes in exchange rates affected cash by $26,132 during the nine months ended September 30, 2004.

Cash increased by $28,147 during the nine months ended September 30, 2004.

The Company had cash and cash equivalents deficiency of $31,137 on September 30, 2004.

The Company had net working capital deficiencies of $1,768,751 as of September 30, 2004 and $2,339,250 as of December 31, 2003.

On January 1, 2003, the Company had $39,634 in cash and cash equivalents.

Net cash used in operating activities was $182,538 for the nine months ended September 30, 2003. Net cash used in operating activities for the nine months ended September 30, 2003 resulted primarily from the net loss partially offset by an increase in payables and an increase in receivables, an increase in deferred revenues, an increase in prepaid expenses and an increase in Scientific Research and Experimental Development tax credit receivables.

Net cash provided from financing activities was $97,986 during the nine months ended September 30, 2003. During the nine month period, the Company received net proceeds from long-term loans and convertible debt which were partially offset by a repayment of an operating loan.

Net cash provided by investing activities was $6,348 during the nine months ended September 30, 2003 which was directly attributed to an increase in payable to a minority interest partially offset by an investment in capital assets.

Changes in exchange rates affected cash by $2,876 during the nine months ended September 30, 2003.

Cash decreased by $81,080 during the nine months ended September 30, 2003.

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

In August of 2004, the Company registered a commercial entity in the Kingdom of Bahrain in which the Company will hold a 40% interest. The newly registered company will operate as InteliSys Aviation Systems International W.L.L and will have as its mandate to further develop the international market and provide InteliSys Aviation Systems of America Inc. a corporate presence in the Middle East/North Africa region. Having accumulated significant experience working and selling in this region, the Company believes that having an established presence in this region will position the Company to capitalize on the opportunities present and emerging in the Middle East, African, Asian and Indian Markets. It is expected that operations will begin in the last quarter of this fiscal year.

In April 2004, the Company adopted a stock option plan that will allow it to issue options to purchase 10,000,000 shares of its common stock. Accordingly, the Company registered these shares using form S-8. The Company felt it necessary to adopt a stock option plan as a reward and incentive to its employees and allow it to attract further talent in this competitive industry.

In April 2004, the Company issued 1,821,429 shares of its common stock to a shareholder as part of a settlement of a dispute. The Company recorded an expense of $692,143 in the first quarter of 2004, when it became determinable based on negotiations with the shareholder. However, to date the shareholder has yet to respond to communications from the Company's counsel regarding the settlement of this matter.

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


PART II

OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 2 CHANGES IN SECURITIES

During the nine months ended September 30, 2004, the company issued 20,813,611 shares of its common stock for proceeds of $902,945.

During the nine months ended September 30, 2004, the Company also issued 7,805,000 shares of its common stock in lieu of cash for various consulting work.

During the nine months ended September 30, 2004, the Company issued 1,821,429 shares of its common stock as part of a dispute settlement.

During the nine months ended September 30, 2004, the Company issued 1,633,619 shares of its common stock to retire a promissory note that was due to a shareholder.

During the nine months ended September 30, 2004, the Company also issued 1,530,612 shares of its common stock as a fee for facilitating a bridge loan.

With respect to all of the above stock issuances, the Company relied on Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. All of the above stock issuances noted shares were made directly by the Company, and no commissions or fees were paid in connection with any of these transactions. The Company gave purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the transactions and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished; the Company advised the individual purchasers of the limitations on resale, and neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and/or the Company exercised reasonable care to assure that said purchasers are not underwriters within the meaning of
Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

InteliSys Aviation Systems of America has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol IYSA. As of November 12, 2004, the Company's common stock has been thinly traded at a price range between $.015 and $.60 per share over the past 52 weeks.

Currently the Company does not have any procedures by which security holders may recommend nominees to its board of directors.

ITEM 6 EXHIBITS

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

32.2        Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED
FINANCIAL STATEMENTS - UNAUDITED
September 30, 2004
(in US dollars)

CONTENTS

                                                                                                 PAGE


Consolidated Balance Sheets - As of September 30, 2004 (Unaudited) and
December 31, 2003                                                                                   1

Consolidated Statements of Operations -For the three and nine months ended
September 30, 2004 and 2003 (Unaudited)                                                             2

Consolidated Statement of Shareholders' Deficiency - For the nine months ended
September 30, 2004 (Unaudited)                                                                      3

Consolidated Statements of Cash Flows - For the nine months ended
September 30, 2004 and 2003 (Unaudited)                                                             4

Notes to the Consolidated Financial Statements -As of and for the nine months ended
September 30, 2004 (Unaudited)                                                                 5 - 11

---------------------------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED
As at September 30, 2004 and December 31, 2003                     September 30         December 31
(in US dollars)                                                            2004                2003
---------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                                                            $         --        $         --
   Receivables (net of allowance for doubtful accounts of
                    $0; December 31, 2003 - $42,489)                    323,554             132,150
   Scientific Research & Experimental Development tax
       credit refund receivable (Note 12)                               174,502             155,039
   Prepaid expenses                                                     102,072              66,183
                                                                   ------------        ------------
Total current assets                                                    600,128             353,372

Capital assets (net of accumulated depreciation of $713,451;
                    December 31, 2003 - $591,423)                       562,640             578,175
Other intangibles                                                            13                  13
                                                                   ------------        ------------


                                                                   $  1,162,781        $    931,560

---------------------------------------------------------------------------------------------------


LIABILITIES
Current liabilities
   Bank indebtedness (Note 4)                                      $     31,137        $     59,284
   Accounts payable                                                   1,200,995           1,332,176
   Accrued expenses and other liabilities                               572,120             452,859
   Current portion of long-term debt (Note 5)                           564,627             848,303
                                                                   ------------        ------------
Total current liabilities                                             2,368,879           2,692,622

Deferred revenue                                                         60,955              57,020
Convertible debt (Note 6)                                                73,135              71,434
Long-term debt (Note 5)                                                 715,061             674,222
                                                                   ------------        ------------
                                                                      3,218,030           3,495,298
                                                                   ------------        ------------

Minority interest (Note 7)                                            1,785,714           1,731,646
                                                                   ------------        ------------



SHAREHOLDERS' DEFICIENCY
Capital stock (Notes 8)                                                  70,034              36,430
Additional paid in capital (Note 8)                                   7,910,626           4,510,902
Accumulated other comprehensive loss                                   (710,168)           (656,699)
Deficit                                                             (11,111,455)         (8,186,017)
                                                                   ------------        ------------
                                                                     (3,840,963)         (4,295,384)
                                                                   ------------        ------------

                                                                   $  1,162,781        $    931,560
                                                                   ============        ============
---------------------------------------------------------------------------------------------------

Continuance of operations (Note 1)
Commitments (Note 9)



        See accompanying notes to the consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
For the three and nine months ended September 30, 2004 and 2003

                                                    Three               Three                     Nine                Nine
                                                    months              months                  months              months
                                                    ended               ended                    ended               ended
                                                    September 30        September 30          September 30      September 30
(in US dollars)                                     2004                2003                      2004                2003
----------------------------------------------------------------------------------------------------------------------------
Revenue                                             $    434,852        $    254,079        $  1,150,122        $    689,201

Costs and expenses:
   Selling, general and admistrative expenses          1,006,612             527,768           3,944,852           1,354,443
                                                    ------------------------------------------------------------------------

Operating loss                                          (571,760)           (273,689)         (2,794,730)           (665,242)

Other income (expenses)
   Gain on debt settlement                                   411                  --              11,195              65,586
   Scientific Research and Experimental
   Development tax credit refund                          15,170             537,691              15,170             537,691
   Interest expense                                      (50,502)            (47,066)           (157,073)           (136,559)
                                                    ------------------------------------------------------------------------

Net (loss) earnings                                 $   (606,681)       $    216,936        $ (2,925,438)       $   (198,524)
                                                    ========================================================================

Net (loss) earnings per share-basic and             $      (0.01)       $       0.01        ($      0.06)       ($      0.01)
diluted
                                                    ========================================================================
Weighted average common shares
outstanding                                           67,189,505          29,487,681          51,577,110          28,750,000
                                                    ========================================================================
----------------------------------------------------------------------------------------------------------------------------




        See accompanying notes to the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY - UNAUDITED
For the nine months ended September 30, 2004
(in US dollars)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               ACCUMULATED
                                                                  ADDITIONAL                       OTHER
                                        COMMON                        PAID      ACCUMULATED    COMPREHENSIVE
                                        SHARES        AMOUNT        IN CAPITAL      DEFICIT          LOSS           TOTAL
                                      ----------   ------------   ------------   ------------    ------------    ------------
Balance - December 31 ,2003           36,479,630   $     36,430   $  4,510,902   $ (8,186,017)   $   (656,699)   $ (4,295,384)

Stock issued in lieu of financing
Fees (Note 8(c))                       1,530,612          1,531        471,878             --              --         473,409

Stock issued for consulting
services (Note 8(f))                   7,805,000          7,805        914,739             --                         922,544

Stock issued for cash
Consideration (Note 8(d),(e))         20,813,611         20,813        882,132             --                         902,945

Stock issued as part of
Settlement (Note 8(g))                 1,821,429          1,821        690,322             --              --         692,143

Stock issued for debt
settlement (Note 8(h)                  1,633,619          1,634        291,383             --              --         293,017

Stock options issue to employees              --             --        149,270             --              --         149,270
(Note 11)

Net loss                                      --             --             --     (2,925,438)             --              --

Currency translation adjustment               --             --             --             --         (53,469)             --

Total comprehensive loss                      --             --             --             --              --      (2,978,907)
                                      ---------------------------------------------------------------------------------------

Balance -September 30, 2004           70,083,901   $     70,034   $  7,910,626   $(11,111,455)   $   (710,168)   $ (3,840,963)
                                      ==========   ============   ============   ============    ============    ============
-----------------------------------------------------------------------------------------------------------------------------






        See accompanying notes to the consolidated financial statements.

------------------------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
For the nine months ended September 30, 2004 and 2003
(in US dollars)                                                        2004              2003
------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents

OPERATING ACTIVITIES
   Net loss from operations                                       $(2,925,438)       $  (198,524)
   Adjustments to reconcile net loss to net cash used
       in continuing operations
       Items not affecting cash
           Depreciation and amortization                              103,827            103,238
           Other non-cash expenses                                  2,259,244            206,973
           Gain on debt settlement                                    (11,195)           (65,586)
   Changes in non-cash working capital items
       Deferred revenue                                                 2,577             38,156
       Accounts receivable                                           (188,258)           (86,933)
       Scientific Research and Experimental Development
       Tax credits receivable                                         (15,772)          (215,591)
       Prepaid expenses                                                31,211            (56,410)
       Accounts payable and accrued liabilities                       (20,211)            92,139
                                                                  -----------        -----------
Net cash used in continuing operating activities                     (764,015)          (182,538)
                                                                  -----------        -----------

FINANCING ACTIVITIES
   Proceeds from the issuance of capital stock                        904,574                 --
   Proceeds from long-term debt                                        55,170            350,226
   Repayment of long-term debt                                       (127,907)          (249,321)
   Proceeds from convertible debt                                          --             59,201
   Repayment of operating loan                                             --            (62,120)
                                                                  -----------        -----------
Net cash provided by financing activities                             831,837             97,986
                                                                  -----------        -----------

INVESTING ACTIVITIES

   Payable to minority interest                                        12,839             40,520
   Acquisition of capital assets (net)                                (78,646)           (34,172)
                                                                  -----------        -----------
Net cash (used) provided by investing activities                      (65,807)             6,348
                                                                  -----------        -----------

EFFECTS OF EXCHANGE RATES ON CASH                                      26,132             (2,876)

Net increase (decrease) in cash and cash equivalents                   28,147            (81,080)

Cash and cash equivalents (deficiency), beginning of period           (59,284)            39,634
                                                                  -----------        -----------

Cash and cash equivalents (deficiency), end of period             $   (31,137)       $   (41,446)
                                                                  ===========        ===========
------------------------------------------------------------------------------------------------








        See accompanying notes to the consolidated financial statements.

--------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004
(in US dollars)
--------------------------------------------------------------------------------

1.    ABILITY TO CONTINUE OPERATIONS

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due. At September 30, 2004 ,the Company has a working capital deficiency of $1,768,751 and a shareholders' deficiency.of $3,840,963. These factors, among others, strongly indicate that the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.


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

--------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004
(in US dollars)
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004
(in US dollars)
--------------------------------------------------------------------------------

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

D)    STOCK-BASED COMPENSATION

In accordance with the accounting requirements of SFAS 123, the Company uses the fair value - based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees and/or directors.

--------------------------------------------------------------------------------

3.    CONCENTRATIONS

Concentrations of Credit Risk

At September 30, 2004, three significant customers accounted for 65% of trade accounts receivable and each of these three customers accounted for more than 10% of trade accounts receivable. At December 31, 2003, six significant customers accounted for 88% of trade accounts receivable and each of these six customers accounted for more than 10% of trade accounts receivable.

At September 30, 2004 one creditor accounted for 10% of accounts payable and accrued liabilities. At December 31, 2003, two creditors accounted for 20% of accounts payable and accrued liabilities and each of these two creditors accounted for more than 10% of trade accounts payable and accrued liabilities.

Concentration in Operations

For the nine months ended September 30 2004, two significant customers accounted for 36% of revenue and each of these two customers accounted for more than 10% of revenue. In 2003, four significant customers accounted for 52% of revenue and each of these four customers accounted for more than 10% of revenue.

--------------------------------------------------------------------------------

4.    BANK INDEBTEDNESS

The Company has an authorized operating line of credit of $ 31,600 which bears interest of prime plus 3.50%.

--------------------------------------------------------------------------------

                                                               September 30        December 31
5.    LONG-TERM DEBT                                                2004               2003
                                                                    ----               ----

Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
payments to begin Jan. 1, 2003, $363 for first 6 months,
$1,623 for next 44 payments and a final of $680.               $     71,032      $      69,380

--------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004
(in US dollars)
--------------------------------------------------------------------------------

                                                               September 30        December 31
5.       LONG-TERM DEBT (CONTINUED)                                    2004               2003
                                                                       ----               ----
Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
repayment is calculated as 3% of the gross annual sales
where first payment shall be due January 1, 2003 and
subsequent repayments are due monthly until the
contribution has been repaid                                        255,410            249,470


Gavella Corp. promissory notes, secured by shareholder
guarantee and all of the assets of the company, bearing
interest at 12%, repayable on September 30, 2004                     82,037            101,407


Promissory note, unsecured, bearing interest at 15%
due on demand                                                        31,746             31,008

ACOA, Amelia marketing loan, unsecured repayable
contribution, non-interest bearing, repayable in 39
monthly instalments of $6,763. First repayment shall be
due February 1, 2004                                                349,296            341,173

Promissory notes, unsecured, bearing interest at
varying rates between 6.7% - 15%, repayable between
August, 2001 and February 2005                                      257,684            527,789

BDC leasehold loan, secured by shareholder guarantee
and general security agreement covering equipment,
bearing interest at 10.8%, repayable in 3 consecutive
monthly payments of $726, beginning November 15, 2002,
followed by 43 consecutive payments of $2,066, beginning
February 15, 2003 and one final payment of $1,862 on
September 15, 2006                                                   48,492             65,120

Long-term loan, non-interest bearing, repayable starting
in 2006                                                              55,170                 --


Former shareholder loan, bearing interest at 26%,
repayable in minimum monthly installments of $1,311,
beginning in December 2002 and continuing until balance
is paid in full                                                     127,405            124,442

Shareholder loan, non-interest bearing, no set terms
of repayment                                                          1,416             12,736
                                                                 ----------         ----------
                                                                  1,279,688          1,522,525
Less current portion of long-term debt                              564,627            848,303
                                                                 ----------         ----------

                                                                 $  715,061         $  674,222
                                                                 ----------         ----------

--------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004
(in US dollars)
--------------------------------------------------------------------------------

5.    LONG-TERM DEBT (CONTINUED)

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2004 are approximately as follows:

                   2005               $  564,627
                   2006                  229,163
                   2007                  251,064
                   2008                  122,807
                   2009                   43,704
                   and thereafter         68,323
                                      ----------
                   Total               1,279,688

At September 30, 2004 the Company is in default on principal and interest payments for many of its obligations as follows:

     Principal payments in default         $386,789
     Interest payments in default           364,559
                                           --------

                                           $751,348
                                           ========

All debt in default has been classified as part of current liabilities at September 30, 2004. The Company is attempting to refinance both its long-term and short-term debt obligations. No waivers have been obtained by the Company.

--------------------------------------------------------------------------------

6.    CONVERTIBLE DEBT

Convertible debt at September 30, 2004 consists of debt which is convertible into common stock.

                                                                   SEPTEMBER,30     December 31
                                                                           2004            2003
                                                                        -------         -------
Shareholder loan, bearing interest at 8%, convertible into
common shares at the lesser of the closing price of shares
at the date of advance or the average closing price of
shares for the 20 days prior to the conversion date, maturing on April 17, 2004. The conversion price shall not be lower than
$.05 per share                                                          $63,320         $62,015

Shareholder loan, non-interest bearing convertible into
Common shares at the market price at the date of conversion               9,815           9,419
                                                                        -------         -------

                                                                        $73,135         $71,434
                                                                        =======         =======

At September 30, 2004 and December 31, 2003, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended, as such amounts would be anti-dilutive. It is expected that the convertible debt will be converted into common shares in the fourth quarter.

There is no beneficial conversion associated with the convertible debt.

--------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004
(in US dollars)
--------------------------------------------------------------------------------

7.    MINORITY INTEREST

At September 30, 2004 and December 31, 2003, minority interest consists of preferred shares of CONVERGix Inc. and preferred shares of Cynaptec Information Systems, Inc. The minority interest in CONVERGix arose following the merger with InteliSys Aviation Systems of America Inc. on December 31, 2002 as the preferred stock of CONVERGix was not acquired by InteliSys in the merger. The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.

--------------------------------------------------------------------------------

8.    CAPITAL STOCK

At September 30, 2004, the Company is authorized to issue:

1) 10,000 shares of preferred stock, par value $0.001 per share.

2) 100,000,000 shares of common stock, par value $0.001 per share.

a) At September 30, 2004, there are 48,295,568 shares of Common Stock outstanding. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in the Company's wholly owned subsidiary Intelisys Acquisition Inc. The exchangeable shares have equal voting rights and equal economic value as the Company's common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company's common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company's common shares on that date.

b) Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at September 30, 2004 and have been included in calculating the basic loss per share.

c) During the nine months ended September 30, 2004, the Company issued 1,530,612 shares of common stock as compensation for arranging a short term financing arrangement (a "bridge loan").

d) During the nine months ended September 30, 2004, the Company issued 20,102,500 shares of common stock for cash consideration of $828,445 as part of an offshore placement agreement to investors who are not US persons, relying on an exemption provided under Regulation S of the Securities Act of 1933.

e) During the nine months ended September 30, 2004, the Company issued 711,111 shares of common stock for cash consideration of $74,500 as part of an offshore placement to investors who are not US persons, relying on an exemption provided under Regulation S of the Securities Act of 1933.

f) During the nine months ended September 30, 2004, the Company issued 7,805,000 shares of common stock to various individuals for consulting services rendered.

g) During the nine months ended September 30, 2004, the Company issued 1,821,429 shares of common stock as part of a dispute settlement with a shareholder.

h) During the nine months ended September 30, 2004, the Company issued 1,633,619 shares as part of a debt settlement agreement. In exchange for the shares, the shareholder has released the Company from a promissory note obligation valued at $195,000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INTELISYS AVIATION SYSTEMS OF AMERICA INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004
(in US dollars)
--------------------------------------------------------------------------------

9.    COMMITMENTS

The Company is committed to minimum annual lease payments for office space The minimum payments required under these leases for each of the three years subsequent to September 30, 2004 are approximately as follows:

                           2005      $100,258
                           2006       100,258
                           2007        50,129

The lease for office space expires on February 28, 2007.

The Company also entered into an agreement with an investor relations firm in November 2003 for services to begin in December 2003. Under this agreement, the Company agrees to pay the firm a monthly fee of $4,003 for six months beginning December 1, 2003. The Company has accepted the option after the initial six month period to extend the terms of the agreement a further six months by agreeing to pay the firm a monthly fee of $4,804.

--------------------------------------------------------------------------------

10.   RELATED PARTY TRANSACTIONS

(a) Accounts payable at September 30, 2004 include amounts owing to shareholders, officers and employees of $121,657 (2003 - $232,581).

(b) During the nine months ended September 30, 2004, the Company expensed $31,737 (2003 - $23,130) of interest charges on a loan payable to a related party.

(c) During the nine months ended September 30, 2004, the Company paid interest of $6,107 (2003 -$6,951) on a shareholder's personal debt which is related to personal property of the shareholder that is pledged as security for the Company's debt obligations.

(d) During the nine months ended September 30, 2004, the Company expensed $44,460 for consulting fees performed by a related party.

--------------------------------------------------------------------------------

11.      STOCK OPTIONS

During the three months ended September 30, 2004, the Company issued 4,937,670 stock options to its employees and executive management, under its 2004 Stock Option Plan as filed with the Securities and Exchange Commission in April 2004, valued at $149,270. The Company used the Black-Scholes option pricing model to determine the value of these options. The Company used a 4.13% risk-free interest rate which equals the 10 year yield on US Treasury bills and a volatility rate of 199%.

--------------------------------------------------------------------------------

12.   SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT TAX RECEIVABLE

The Company received notification from the Canada Revenue Agency on November 15, 2004 that the total Scientific Research and Experimental Development tax credit refund the Company will receive is $173,699. The Company has recorded an additional $15,772 in other income to adjust its recorded receivable to reflect the Notice of Re-Assessment received on November 15, 2004.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   INTELISYS AVIATION SYSTEMS OF AMERICA INC.


Date: November 19, 2004          By: /s/ Ralph Eisenschmid
                                     -------------------------------------
                                         Ralph Eisenschmid
                                         President and Chief Executive Officer
                                         (principal executive officer)