Form 10KSB
period 2004-12-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2005-05-16
CIK 1091325

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

Commission File Number:  0-26777

InteliSys Aviation Systems of America Inc.

(Name of small business issuer in its charter)

Delaware

22-3662292

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

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

Yes

[ X ]

No

[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

The issuer’s revenues for its most recent fiscal year were $1,619,601.

Based on the closing sales price of the Common Stock on April 29, 2005, the aggregate market value of the voting stock of registrant held by non-affiliates was $1,378,201.

The registrant has 50,966,498 shares outstanding as of April 29, 2005 and 21,788,333 issued and outstanding Special Class B Exchangeable Shares in the registrant’s wholly-owned subsidiary InteliSys Acquisition Inc. As outlined in Note 2 (a) to the Financial Statements, the exchangeable shares have equal voting rights and equal economic value as the common shares of the registrant as they may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the registrant, and if not exchanged prior to December 31, 2012, they will be exchanged for common shares of the registrant on that date.

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

PART I

Item 1.  Description of Business.

InteliSys Aviation Systems of America Inc. is a provider of integrated software solutions for regional, mid-sized airlines and fleet operators. Our software enables air carriers to improve their operations by providing solutions that are integrated, adaptable and can be deployed in a cost effective manner. In addition, our software assists airline operators in key areas such as reservation sales and distribution, passenger services, employee record keeping, regulatory compliance, capacity planning and resource allocation while managing maintenance requirements to seamlessly optimize operations.

Corporate History

In August of 2003, the Company changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc. (“IASA”) pursuant to a consent of the Company’s shareholders, to better reflect its new business activities.

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

The address and telephone number of our main office is 815 Bombardier Street, Shediac, New Brunswick, Canada, E4P 1H9, (506) 532-8515 or 1-877-532-8515

Cynaptec Information Systems Inc. ("Cynaptec"), also a New Brunswick corporation, is a wholly-owned subsidiary of Convergix.  Convergix also owns 53% of the issued and outstanding shares of InteliSys Aviation Systems Inc. ("InteliSys"), a Canadian corporation, with the remaining 47% being owned by Cynaptec

.

All dollar amounts reported herein are in United States dollars unless otherwise noted.  The approximate conversion rate as of December 31, 2004 was CAD $1.00 for USD $.83.

Development of the Business

InteliSys is an emerging leader in airline information technology solutions and solutions delivery.  A history of business-focused software development and computer systems engineering, coupled with proven airline management skills, have made InteliSys a solid choice for discerning aviation  professionals.

Our mission is to be a leading provider of comprehensive and integrated software solutions for low fare, regional, and mid-sized airlines and aviation-related organizations.

The Company started as a sole proprietorship in the mid 1980’s and early operations involved identifying requirements and providing IT solutions for small and mid-sized airlines.  As the Companies’ experience grew, it became apparent that there was a viable market for customizable, packaged airline management software geared specifically for the small to mid-sized airline market. Research revealed that small and mid-sized airlines operate using a significantly different type of business model than that used by large carriers, and that this model was under-served from an automation standpoint.

In April of 1999, we relocated to Shediac, New Brunswick in order to join forces with Cynaptec, an Information Technology integrator.

In January 2001, Convergix  Inc. was incorporated and Cynaptec became a wholly owned subsidiary of Convergix.  Convergix also owned 53% of the issued and outstanding common shares of InteliSys.  Cynaptec owns the remaining 47% of InteliSys.

We then embarked on a project to complete the development of an integrated suite of comprehensive airline management software. The resulting suite was branded as "Amelia".

In June 2001, under a new management team, our research and development was curtailed, and focus was applied towards sales and marketing of our existing, developed modules. Cynaptec's operations were wound down and its personnel laid off. Presently, our principle business is providing our software to our customer base using the Application Service Provider (ASP) model.  This model allows us to deliver our software solutions using the internet, thereby reducing the infrastructure investment requirements of our customers, making our solution a cost effective alternative of running this area of our customers operations.  We currently provide services to 19 clients. Client contracts are generally for terms of thirty-six to sixty months with fixed and volume-based charge components.

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

The Amelia software is comprised of the following modules:

  Passenger Reservation and Booking Engine

  Online Web Booking for Passengers, Travel Agencies and Corporations

  Flight, Crew and Aircraft Scheduling

  Aviation Regulatory Compliance Tools

  Flight Operations and Flight Watch

  Maintenance and Inventory

  Integration with the Global Distribution System

  Low Cost Freight Management

The Amelia solution can be rapidly activated.  Airlines can be brought online in a matter of days or weeks.  Our ASP model allows our customers to avoid investment in expensive computer hardware infrastructure.

The Amelia system has been developed to target the mid-sized and low cost carriers (LCC’s). Recent implementations in Africa, Asia-Pacific and the Middle East have demonstrated the system’s suitability for use in these emerging markets. The regional and LCC segments of the airline industry are well developed in the Western world. However, in the secondary centers, and non-Western world, the low cost travel phenomenon has just only begun. The business and distribution model for carriers operating in these regions is significantly different to that of Western carriers. Therefore, there is a need for their IT systems to accommodate for this difference. For example, Western carriers can predicate their distribution model on the assumption the majority of their travelers will have a credit card and will use the internet. This is not the case among the emerging markets. However, we have been successful in configuring and deploying the Amelia suite for use in these regions and for their specific demographic needs.

We feel that this positions the Company very well to continue its penetration into this emerging market as well as in the “classic” carrier markets. Of note is the rapidly expanding traveler market drawn from among large population bases in the Middle East, India, Asia-Pacific and Africa.

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

The Market

Since the tragedy of September 11th, 2001, the low-fare/low-cost airline market has enjoyed tremendous growth and has redefined how consumers now travel by offering a multitude of choices among carriers. Air travel is becoming increasingly price driven. The traveling public has demonstrated a willingness to forgo many of the perks offered by the larger carriers in order to reduce their cost of travel. This has created a very competitive environment where the small to mid-sized carriers are aggressively seeking ways to cut their operating costs in order to pass even further savings onto their passengers. Cost-effective deployment of IT systems used to manage costs is one of their main areas of focus.

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

OpenSkies

Air Kiosk

Sabre (U.S.) AIMS

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

Demonstration and evaluation implementations are not hosted from the production environment.  For security, the data center has card access and video surveillance as well as motion alarms connected to the facility's monitored alarm system.  Fire protection is provided by an FM-2000 inert gas (halon-like) system.  Backup power is provided via three banks of hard-wired UPS's and an automatically engaged diesel generator.  Primary communication is provided via a primary 10MB fiber optic link to the Internet; secondary communication is provided by a 512KB frame relay connection.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. For example, we license our software pursuant to signed license agreements which impose certain restrictions on the licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

Employees

As of December 31, 2004, we employed 20 individuals, 16 of whom were engaged in operations and customer service, 2 in sales, marketing and related activities and 2 in finance and administration. Our success is highly dependent on our ability to attract and retain qualified employees. The loss of any of our key personnel could have a material adverse effect on our business, operating results and financial condition.

Factors that May Affect Future Results

Limited Operating History; History of Operating Losses:

Fours years ago, we emerged from our development stage. As of December 31, 2004, we had entered into a number of contracts for the provision of our software products, and only commenced sales in 2001. Accordingly, we have only a modest but growing history upon which an evaluation of our prospects and future performance can be made. Such prospects must be considered in the light of risks and difficulties frequently encountered by emerging businesses facing competition in an evolving and ever-changing industry, where products have yet to obtain widespread commercial acceptance and are characterized by rapid technological obsolescence

From inception through December 31, 2004, we have incurred cumulative losses of $11,356,177.

Future operating results will depend on many factors, including the growth of our targeted market, demand for our products, the level of product and price competition, our success in expanding our direct sales force and distribution channels, and our ability to develop and market new products and control costs, together with general economic conditions and other factors common to all businesses.

Significant Capital Requirements and a Need for Additional Financing:

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Although we believe that we have sufficient resources to conduct our operations on an ongoing basis, our continued operations thereafter will depend upon the availability of cash flow from our operations, or our ability to raise additional funds through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

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

Competition:

New trends and development of new technologies could have an adverse effect on our current technology. The market is subject to rapid change. Competitors vary in size and in the range of products and services they offer. We expect to experience additional competition from other established and emerging companies. Increased competition could result in price reductions fewer customer orders, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Risks Associated with International Operations:

We plan to expand our operation into Europe, the Middle East and Asia, which will require significant management attention and financial resources. We have committed and continue to commit significant resources to developing international sales and support channels. There can be no assurance that our efforts to develop international sales and support channels will be successful, and the failure of such efforts could have a material adverse effect on our business, operating results and financial condition.

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

RISK OF NON-COMPLIANCE WITH THE SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Beginning in Fiscal 2006, Section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") will require the Company to include an internal control report of management in its Annual Report on Form 10-KSB. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in Fiscal 2005, the Company will engage in a process to document and evaluate its internal controls over financial reporting. In this regard, management will dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes the process commencing in Fiscal 2005 for documenting, evaluating and monitoring its internal control over financial reporting will be consistent with the objectives of Section 404 of the Act and will ensure that the material weaknesses identified by the auditor during the Fiscal 2004 year end audit will be remediated.

In addition, the Company will have to improve its financial controls as they relate to the material weaknesses as discussed. The Company can provide no assurance as to its, or its independent auditors, conclusions at December 31, 2006 with respect to the effectiveness of its internal control over financial reporting under Section 404 of the Act. The existence of the above factors and circumstances create a risk that the Company, or its independent auditors, will not be able to conclude at December 31, 2006 that the Company's internal controls over financial reporting are effective as required by Section 404 of the Act.

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

Control by Current Shareholders:

Our Officers and Principle Shareholders own approximately 37% of the shares outstanding. Accordingly, such persons may be able to significantly influence  the election of all our directors, increase the authorized capital, dissolve, merge, sell our assets, and generally direct our affairs.  See "Management,"  "Principal  Shareholders"   and   "Certain Transactions."

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

Item 2.  Description of Property.

We do not own any real property. Our principal administrative, sales, marketing, support and product development facility occupies 6,600 square feet in Shediac, New Brunswick, Canada. The lease expires on December 31, 2007.  The annual rent on such lease is $119,520. We believe that existing facilities are adequate to support our activities for the foreseeable future.

Item 3. Legal Proceedings.

In February 2004, the Company received notice that a shareholder is contemplating litigation against the Company for the alleged breach of a memorandum of understanding, related to share subscriptions and other compensation, which was entered into on April 17, 2002 and amended on November 22, 2002.

The Company’s position was that it fully satisfied its obligation under the memorandum of understanding in 2002 and that no further liability existed to the shareholder at December 31, 2002 and December 31, 2003.  However, the shareholder’s interpretation of the agreement was different from that of the Company.

To settle this dispute, the Company has issued 1,821,429 shares of its common stock to the shareholder, which have been recorded in 2004 at their fair value on the date of issuance ($692,143).  The Company and shareholder are currently in negotiations to settle the outstanding balance owed to the shareholder.  The outstanding balance of $296,490 (2003 - $ 221,757) has been recorded in accrued liabilities.

Subsequent to the December 31, 2004 year end, the Company received notice that a former employee is taking legal action against the Company for wrongful dismissal.  No provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable.  This claim has not been resolved and the outcome and amount of this claim is not determinable

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In 1999 our common stock began trading on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "IYSA.OB". The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2004 and 2003, respectively:

Calendar Year

High Bid

Low Bid

2004:

First quarter

$ .65

$ .19

Second quarter

$ .30

$ .06

Third quarter

$ .10

$ .02

Fourth quarter

$ .03

$ .01

2003:

First quarter

$ .25

$ .04

Second quarter

$ .08

$ .06

Third quarter

$ .10

$ .06

Fourth quarter

$ .32

$ .10

The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.  The quotations were derived from the National Quotation Bureau OTC Market Report.

The Company estimates that as of April 29, 2005 there were approximately 425 holders of record of the Common Stock and 45 holders of record of the Class B Exchangeable Shares.

Dividend Policy

As of April 29, 2005, there had been no dividends declared on the Company’s Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Under the 2004 Stock Option Plan, the Company has authorized the issuance of up to 10,000,000 shares of its common stock.  As of April 29, 2005, the Company has issued 4,937,670 options to purchase shares of common stock to its employees and executive management.

Recent Sales of Unregistered Securities

None.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Factors that May Affect Future Results” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.  If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.  There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations.  The consolidated financial statements do not include any adjustments to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern

The Company accounts for software sales in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”.  SOP 97-2 generally requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the element.

Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.  The Company maintains certain provisions for product returns and rebates in accordance with SFAS No. 48 “Revenue Recognition when Right of Return Exists”.  The Company considers arrangements regarding certain customers with payment terms extending beyond customary payment terms not to be fixed or determinable.  If the fee is not fixed or determinable, revenue is deferred and recognized when payments become due from the customer providing that all other revenue recognition criteria have been met.

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

OVERVIEW

Plan of Operation

-----------------

Our goal is to be a leading provider of software solutions and hosting services to small and mid-sized airlines and aircraft fleet operators. To meet that goal, we invested heavily to develop an integrated software solution called Amelia. The development cycle and computer hardware integration took longer that anticipated, causing a delay in our commercialization efforts.  As a result, the Company has an accumulated deficit of $11,356,177.  Our balance sheet remains highly leveraged.  Our liabilities exceed our assets by $4,234,030.  The Company has not been able to meet its obligations as they come due.  However, now that the software and hardware development is substantially complete and as our ability to offer additional modules of our software to existing and prospective clients, we have been able to concentrate our efforts on our sales and marketing activities to further commercialize our product on a worldwide basis.  We believe as our product and our marketing activities continue their maturing process, our financial results will improve.  We also believe that our financial results will improve for the following reasons:

1.

Through our marketing efforts, product enhancements and additional modules that are now available,

we feel our competitive edge is growing and our presence in our target market is becoming stronger, thereby increasing our ability to continually sign on new customers in the near future.

2.

We have taken an aggressive approach at controlling our costs and making necessary cost saving decisions to provide the Company with cash savings beginning in the 2nd quarter of 2005. These cash savings will further increase by the end of the 3rd quarter when all of the cost saving measures become effective.

3.

We have informal agreements with many of our creditors, some of which we have already been able to settle, that will allow us to continue to function as a going concern .  As more of the cash savings mentioned above become available for debt settlements, we feel we will be in a better position to continue servicing some of the old outstanding debts in a reasonable manner, providing the company with a stronger financial position.

4.

We anticipate that the results of the activities mentioned above will allow the Company to better position itself to secure debt or equity financing in the future.  This additional financing would be used to pay down some of our debt as well as improve our working capital situation.  There can be no assurance that the Company will be able to secure any other additional financing on commercially reasonable terms, if at all.

The Company plans to continue aggressively seeking new customers and emerging markets while continuing to remain customer-focused and provide new product enhancements.  We believe that the focus of our entire team will allow the Company to continue its pattern of strong revenue growth as evidenced by the 56% increase for the period ended December 31, 2004 as compared to the same period ended in 2003.  This impressive growth follows a 117% increase in revenues for the year ended December 31, 2003 as compared to the same period ended in 2002 as evidenced in our 10-KSB filed for the year ended December 31, 2003.  We believe that these figures support our opinion that our sales and marketing strategy has been successfully implemented.

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

InteliSys Aviation Systems of America Inc. had revenues of $1,619,601 for the year ended December 31, 2004 as compared to $1,039,429 for the year ended December 31, 2003, an increase of $580,172 or 56%.  This increase was primarily due to an increase in client base.  The increase in clients was the direct result of the Company’s continued success in their marketing activities since emerging from its development stage in 2001.  The Company’s revenue stream is made up of monthly fixed and variable recurring revenues from its customers whose contracts vary from 12 to 120 months in length.  In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers.

Of particular note is that the Company signed contracts with new customers in two new and emerging regions: Asia-Pacific and Africa. These are emerging markets for the Company’s target industry segment, and further validate the suitability and quality of its products for this market. It also validates the Company’s ability to deliver hosted solutions to these key geographic areas.

Cost of service delivery increased to $1,058,051 during the year ended December 31, 2004 as compared to cost of delivery charges of $816,904 during the same period ended December 31, 2003.  The increase in expense is directly related to higher sales revenues in 2004 as compared to sales revenues for 2003.

Consequently, due to the substantial increase in revenues partially offset by a slight increase in the Company’s cost of service delivery, the gross profit for the year ended December 31, 2004 increased to $561,550 from $222,525 during the same period ended December 31, 2003.  This represents an increase of 152% in gross profit for the year ended December 31, 2004.

Selling, general and administrative expenses increased to $2,717,757 in 2004 from $1,736,362 for the year ended on December 31, 2003, an increase of $981,395.  The increase is the result of the Company engaging certain consultants to help with the execution of the Company’s business plan as well as the Company incurring a bridge loan fee.  In the aggregate, these charges represent approximately $1,406,753 in expenses for the year ended December 31, 2004.  Furthermore, the Company incurred approximately $104,682 in expenses for the conversion of a promissory note due to a shareholder into common shares and $149,270 in expense to record the issue of stock options to its employees during the year ended December 31, 2004. During the year ended December 31, 2003, the Company recorded an expense of $698,955 to recognize the cost of inducing a shareholder to forgo a redemption option on exchangeable shares that were issued in 2002.  This was a one-time charge for the year ended in December 31, 2003.

The increase of selling, general and administrative expenses has outweighed the increase of revenues resulting in an increase in the operating loss for the year ended December 31, 2004 as compared to the same period ended December 31, 2003.  The net operating loss for the year ended December 31, 2004 was $3,170,160 as compared to a net operating loss of $1,441,926 for the year ended December 31, 2003, an increase of $1,728,234.

The Company’s interest expense

was $208,152 for the year ended December 31, 2004 as compared to $97,371 for the same period ended December 31, 2003, an increase of $110,781.

During the year ended December 31, 2004, the Company reached settlement with certain creditors, resulting in the Company recognizing a gain of $13,743.

During the course of the year ended December 31, 2003, the Company reached a settlement with its former bank by using the proceeds from promissory notes provided by two shareholders to settle its outstanding debt.  The settlement resulted in the Company recognizing a gain from debt settlement of $65,586.

Furthermore, during the year ended December 31, 2003, the Company also reached a settlement with certain creditors that resulted in the Company recording a gain on debt settlement of $252,153.

During the year ended December 31, 2004, the Company recorded a charge of $692,143 in connection with a shareholder dispute settlement (refer to Part I, Item 3. legal proceedings).

Net losses have increased from $743,525 in 2003 to $3,170,160 for the year ended December 31, 2004.

Basic net loss per share was $0.06 in 2004 as compared to $0.03 in 2003.

Liquidity and Capital Resources

On January 1, 2004, the Company had a cash and cash equivalents deficiency of $28,076.

Net cash used in operating activities was $694,701 for the year ended December 31, 2004.  Net cash used in operating activities for the year ended December 31, 2004 resulted primarily from the net loss for the period, increases in receivables, decreases in prepaid expenses,  payables, deferred revenues and scientific research and experimental development tax credits partially offset by non-cash expenses.

Net cash used in investing activities for the year ended December 31, 2004 was $106,339.  Net cash used in investing activities related to investment in capital assets.

Net cash used in financing activities was $762,695 for the year ended December 31, 2004.  During the year, the Company received proceeds from the issuance of capital stock for cash consideration of $902,945, net proceeds from long term debt of $

55,000 offset by repayments of $195,250 in long-term debt.

Changes in exchange rates affected  cash balances by $55,384 in 2004.

The Company had a cash and cash equivalents deficiency of $11,037 on December 31, 2004.

The Company had net working capital deficiencies of $2,874,707 and $2,396,270 for the years ended December 31, 2004 and 2003 respectively.

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

Net cash provided by financing activities was $148,950 for the year ended December 31, 2003.  During the year, the Company received net proceeds from long term debt of $120,999 as well as proceeds of $31,008 from bank indebtedness.  The Company also received proceeds from convertible debt of $62,017 for the year ended December 31, 2003.  These proceeds were offset by the repayment of an operating loan of $65,074.

Changes in exchange rates affected cash balances by $12,590 in 2003.

Cash decreased by $39,633 in 2003.

The Company had no cash and cash equivalents at December 31, 2003.

With respect to years beyond the year ended 2004, we may be required to raise additional capital to meet our long term operating requirements.  Although our revenues have increased since the commercialization of our products, our expenses are and may continue to exceed our revenues in the foreseeable future.  Accordingly, the company may not be able to fund its operations from internally generated funds for the foreseeable future.  Our cash requirements depend on several factors, including marketing activities, personnel expenses, legal costs, accounting costs and investor relations expenses.   However, we believe that the Company will be able to continue as a going concern through at least January 1, 2006.

We have no other commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

Item 7.

Financial Statements.

InteliSys Aviation Systems of America Inc.

Consolidated

Financial Statements

December 31, 2004 and 2003

(in US dollars)

Contents

Page

Independent Auditors' Report

1

Consolidated Balance Sheets

2

Consolidated Statements of Operations

3

Consolidated Statements of Shareholders' Deficiency

4

Consolidated Statements of Cash Flows

5

Notes to the Consolidated Financial Statements

6 - 22

Report of Independent Registered Public Accounting Firm

To the Stockholders of

InteliSys Aviation Systems of America Inc.

We have audited the accompanying consolidated balance sheets of InteliSys Aviation Systems of America Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholder's deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts of disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InteliSys Aviation Systems of America Inc. as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moncton, New Brunswick, Canada

May 10, 2005

Chartered Accountant

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets

As at December 31, 2004 and 2003

(in US dollars)

2004

2003

Assets

Current assets

Receivables (Notes 2(c)(m), 4)

$

239,536

$

132,150

Scientific Research and Experimental Development

tax credit receivable

-

155,039

Prepaid expenses

44,349

66,183

Total current assets

283,885

353,372

Property and equipment (Notes 2(d), 5)

571,744

578,175

Other intangibles

14

13

$

855,643

$

931,560

________________________________________________________________________________

Liabilities

Current liabilities

Bank indebtedness (Note 6)

$        44,237

$

  59,284

Accounts payable (Note 2(m))

1,257,530

1, 332,176

Accrued liabilities (Note 2 (m))

541,363

 452,859

Deferred revenue (Note 2(i))

25,748

 57,020

Current portion of long-term debt (Notes 2(m), 8 )

     1,082,014

           848,303

Current portion minority interest (Note 10)

207,700

-

Total current liabilities

3,158,592

2, 749,642

Convertible debt (Notes 2(m), 9 )

76,562

71,434

Long-term debt (Notes 2(m), 8 )

192,827

674,222

3,427,981

3,495,298

Minority interest (Note 10 )

1,661,692

1,731,646

Comittment and contingencies (Notes 13, 19)

Shareholders' Deficiency

Capital stock (Notes 2(a), 11 )

70,394

36,430

Additional paid in capital (Notes 2(a), 11 )

7,921,066

 4,510,902

Common stock issuable (Note 11)

20,509

-

Accumulated other comprehensive loss (Note 2(j))

(889,822)

(656,699)

Deficit

(11,356,177)

(8,186,017)

(4, 234,030 )

(4,295,384)

$

855,643

$

931,560

____________________________________________________________________________________

Continuance of operations (Note 1)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations

For the years ended December 31, 200 4 and 200 3

(in US dollars)

200 4

200 3

Revenue (Note 2 (i))

$

1,619,601

$

1,039,429

Cost of service delivery

         1,058,051

              816,904

Gross profit

            561,550

                                         222,525

Costs and expenses:

Selling, general and administrative expenses (Note 18)

2,717,757

1,736,362

Loss before undernoted

(2,156,207)

(1,513,837)

Other income ( expenses )

Interest expense

        (208,152)

          (97,371)

Depreciation and amortization

(142,670)

(148,457)

Gain on debt settlement (N ote 12)

   13,743

317,739

Shareholder settlement (Note 17)

(692,143)

-

Interest income

15,269

-

(1,013,953)

71,911

Net loss before income taxes

(3,170,160)

(1,441,926)

Income taxes (recovery)  (Note 1 4)

-

 (698,401)

Net loss

$

(3,170,160)

$

(743,525)

Net loss per share-basic and diluted (Notes 2(p), 1 5)

$

(0. 0 6)

$

(0.03)

____________________________________________________________________________________

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Shareholders' Deficiency

For the years ended December 31, 2004 and 2003

(in US dollars)

Accumulated other

Common

Additional

Shares

Accumulated

Comprehensive

Shares

Amount

Paid in Capital

Issuable

Deficit

loss

Total

Balance - December 31, 2002

28,083,333

$

28,033

$

3,132,319

$

-

$

(7,442,492)

$

203,536

$

(4,078,604)

Stock granted for

consulting and other

services

2,100,000

2,100

127,900

 -

 -

 -

130,000

Shares issued as for cash

consideration

6,296,297

6,297

623,333

 -

 -

 -

629,630

Beneficial conversion on

issuance of convertible debt

 -

 -

20,000

 -

 -

 -

20,000

Stock options issued for

consulting and other services

 -

 -

     103,350

          -

 -

 -

           103,350

Re-classification of redeemable

shares

 -

 -

504,000

 -

 -

 -

504,000

Comprehensive income:

Net loss (page 3)

 -

 -

 -

 -

(743,525)

 -

 -

Currency translation adjustment

 -

 -

 -

 -

 -

(860,235)

 -

Total comprehensive loss

 -

 -

 -

 -

 -

 -

(1,603,760)

Balance - December 31, 2003

36,479,630

$

36,430

$

4,510,902

$

 -

$

(8,186,017)

$

(656,699)

$

(4,295,384)

Stock issued for financing

fees (Note 11)

1,530,612

1,531

471,878

 -

 -

 -

473,409

Stock issued for cash

consideration (Note 11)

20,813,611

20,813

882,132

 -

 -

 -

902,945

Stock issued for consulting

and other services (Note 11)

8,165,000

      8,165

             925,179

               -

                     -

              -

          933,344

Stock issued as part of a

shareholder

   settlement (Note 17)

1,821,429

1,821

690,322

 -

 -

 -

692,143

Stock issued for debt

settlement (Note 11)

1,633,619

1,634

291,383

 -

 -

 -

293,017

Common stock issuable for

settlement of employee

  debt (Note 11)

-

 -

 -

20,509

 -

 -

20,509

Stock options issued to

employees (Note 11)

 -

 -

149,270

 -

 -

 -

149,270

Comprehensive income:

Net loss (Page 3)

 -

 -

 -

 -

(3,170,160)

 -

 -

Currency translation adjustment

 -

 -

 -

 -

-

(233,123)

-

Total comprehensive loss

 -

 -

 -

 -

-

-

(3,403,283)

Balance - December 31, 2004

70,443,901

$

70,394

$

7,921,066

$

20,509

$

(11,356,177)

$

(889,822)

$

(4,234,030)

_____________________________________________________________________________________________

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004 and 2003

(in US dollars)

2004

2003

Increase (decrease) in cash and cash equivalents

Operating activities

Net loss from operations

$

(3,170,160)

$

(743,525)

Adjustments to reconcile net loss to net cash used

in continuing operations

Items not affecting cash

Depreciation and amortization

142,670

148,457

Gain on debt settlement

(13,743)

(317,739)

Shares issued for consideration other than cash

1,453,336

923,923

Stock based compensation expense (Note 11)

149,270

103,350

Stock issued as part of shareholder

settlement (Note 17)

692,143

-

Interest on redeemable shares

-

 (76,191)

Changes in non-cash working capital items

Accounts receivable

(97,900)

(58,035)

Scientific Research and Experimental Development

tax credit

         166,168

(155,039)

Prepaid expenses

88,020

(49,744)

Accounts payable and accrued liabilities

(69,140)

10,015

Deferred revenue

(35,365)

(15,013)

Net cash used in continuing operating activities

(694,701)

(229,449)

Financing activities

Net proceeds from the issuance of capital stock

902,945

-

Net proceeds from long-term debt

55,000

120,999

Net proceeds from convertible debt

-

62,017

(Repayment) net proceeds from bank indebtedness

-

31,008

Repayment of long-term debt

(195,250)

-

Repayment of operating loan

-

(65,074)

Net cash provided by financing activities

762,695

   148,950

Investing activities

Acquisition of property and equipment (net)

(106,339)

-

Net cash (used in) provided by investing activities

(106,339)

-

Effects of exchange rates on cash

55,384

12,590

Net increase (decrease) in cash and cash equivalents

17,039

(39,633)

Cash and cash equivalents, beginning of year

(28,076)

39,633

Cash and cash equivalents, end of year

$

(11,037)

$

(28,276)

________________________________________________________________________________________________

Supplemental cash flow information

Interest paid

$

63,990

$

30,996

Non-cash operating, investing and financing activities

Stock issued as part of shareholder settlement

692,143

-

Stock issued for settlement of employee debt

20,509

-

Stock issued to settle debt

104,682

779,082

Stock based compensation

149,270

103,350

Payable to minority interest

13,440

-

____________________________________________________________________________________

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

1.

Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As indicated in the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due.  At December 31, 2004 and December 31, 2003, the Company has working capital deficiencies of $2,874,707 and $2,396,270 respectively and net shareholders' deficiencies of $4,234,030 as at December 31, 2004 and $4,295,384 at December 31, 2003.  These factors, among others, strongly indicate that the Company might not be able to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management's plans

As indicated in the consolidated financial statements, the Company has incurred losses from continuing operations of $3,170,160 and $1,441,927 for the years ended December 31, 2004 and 2003 respectively.  The Company also has a severe working capital deficiency, and a net shareholders' deficiency at year-end.  Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers.  The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

Management continues to focus on seeking new customers and seeking new sources of financing.

____________________________________________________________________________________

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

December 31, 2004

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

December 31, 200 4

(in US dollars)

b)

Principles of consolidation

The consolidated financial statements include the accounts of InteliSys Aviation Systems of America Inc., and its wholly-owned subsidiaries:

  InteliSys Acquisition, Inc.

  InteliSys (Nova Scotia) Co.

  CONVERGix, Inc.

  InteliSys Aviation Systems Inc.

  Cynaptec Information Systems Inc.

Significant inter-company transactions have been eliminated on consolidation.

c)

Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the aviation industry that operate regional, low-fare/low cost airlines.  Credit is extended based on evaluation of a customer's financial condition and collateral is not required.  Accounts receivable are due within 15-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt recovery account ..

d)

Property and equipment and depreciation

Property and equipment is recorded at cost less accumulated depreciation.  Depreciation is provided using the declining balance method over their useful lives at the following annual rates:

Office furniture and equipment:

20%

Computer equipment and software

            30%

Library

50%

Leasehold improvements

              7%

e)

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".  Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations.  To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software developments costs and has charged all such costs to research and development expense.  Research and development costs are expensed as incurred, net of any investment tax credits.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

f)

Income taxes

The Company accounts for income taxes on the liability method, as outlined by Statement of Financial Accounting Standards 109, "Accounting for Income Taxes".  Income taxes are provided for current taxes payable or refundable, and temporary differences arising from the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns.  The effect of income taxes is measured based on currently enacted tax laws and rate.  A valuation allowance is provided for deferred tax assets when it is more likely than not that some or all of such assets will not be realized.

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

Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.  The Company maintains certain provisions for product returns and rebates in accordance with SFAS No. 48 "Revenue Recognition when Right of Return Exists".  The Company considers arrangements regarding certain customers with payment terms extending beyond customary payment terms not to be fixed or determinable.  If the fee is not fixed or determinable, revenue is deferred and recognized when payments become due from the customer providing that all other revenue recognition criteria have been met.

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

InteliSys Aviation Systems of America Inc .

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

j)

Comprehensive (loss) income

Comprehensive income or loss encompasses net income or loss and "other comprehensive income or loss", which includes all other non-owner transactions and events that change shareholders' (deficiency).  The Company's other comprehensive income (loss) reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars

k)

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

l)

Stock-based compensation

In accordance with the accounting requirements of SFAS 123, "Share-Based Payments" the Company uses the fair value - based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

2004

2003

Expected dividend yield

 -

-

Risk-free interest rate

4.13%

2%

Volatility

199%

128%

Expected lives

10 years

2 years

Per share weighted average fair

Value of stock options granted

$

.03

$

.16

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

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

n)

Recovery of long-lived assets

The Company adopted FASB Statement 144, 'Accounting for the Impairment and Disposal of Long-Lived Assets' (SFAS 144).  SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

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

At December 31, 2004 and 2003 , the effect of outstanding convertible debt has not been included in the diluted loss per share as such amounts would be anti-dilutive.

q)

Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

The Company has adopted SFAS No. 123 (R) during 2004.  The implementation of which did not have a significant effect on the Company's consolidated financial statement presentation and disclosure.   We have not completed the calculation of this impact.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

q)

Recent accounting pronouncements(continued)

On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets", which is an amendment to APB Opinion No. 29. It states that the exchanges on non-monetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". FSAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

On November 24, 2004, FASB issued SFAS No. 151, "Inventory Costs", which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." ("VIEs") ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company has adopted FIN 46R as of March 31, 2004 for variable interests in VIEs. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have an effect on the consolidated financial statements inasmuch as the Company has no interests in any VIEs.

r)

Capital stock issued for consideration other than cash.

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

3.

Concentrations

Concentrations of Credit Risk

At December 31, 200 4, two significant customers accounted for 61% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.  At December 31, 200 3, six significant customers accounted for 88% of trade accounts receivable and each of these six customers accounted for more than 10% of trade accounts receivable.

Concentration in Operations

In 2004, two significant customers accounted for 35% of revenue and each of these two customers accounted for more than 10% of revenue.   In 2003, four significant customers accounted for 50% of revenue and each of these four customers accounted for more than 10% of revenue.

4.

Accounts receivables

2004

2003

Accounts receivable - trade

$

376,930

$

160,511

Allowance for doubtful accounts

(143,737)

 (42,489)

Other

6,343

        14,128

$

239,536

$

132,150

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

5.

Property and equipment

200 4                        2003

                                                                 Accumulated                Net                                Accumulated        Net

                                                    Cost      Depreciation    Book Value           Cost        Depreciation    Book Value

Computer equipment and

software

$

905,112

$

581,404

$

323,708

$

752,871

$

432,655

$

320,216

Leasehold improvements

213,822

56,994

156,828

199,501

41,600

157,901

Office furniture and equipment

195,442

117,127

78,315

174,755

91,964

82,791

Trade show booth

36,662

23,928

12,734

34,206

17,235

16,971

Library

8, 859

8,700

159

8,265

7,969

296

$

1, 359,897

$

788,153

$

571,744

$

1,169,598

$

591,423

$

578,175

6.

Bank indebtedness

The Company has an authorized operating line of credit of $ 33,200 (2003 - $31,008) which bears interest of prime plus 3.50%.  As of December 31, 2004 , the Company had written checks in excess of the operating line of credit in the amount of $ 11,037 (2003 - $28,276) ..

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

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

8.

Long-term debt

200 4

200 3

Atlantic Canada Opportunities Agency (ACOA)

unsecured repayable contribution, non-interest bearing

payments were to begin Jan. 1, 2003, $315 for first 6 months,

$1,261 for next 44 payments and a final of $641.   The Company

is currently in default of this loan and in negotiations with ACOA to have the payment schedule amended.

$

74,360

$

69,380

Atlantic Canada Opportunities Agency (ACOA)

unsecured repayable contribution, non-interest bearing

repayment is calculated as 3% of the gross annual sales

where first payment was due January 1, 2003 and

subsequent repayments are due monthly until the

contribution has been repaid.  The Company is currently in

default of this loan and in negotiations with ACOA to have

the Payment schedule amended.

267,378

249,470

Gavella Corp. promissory notes, secured by shareholder

guarantee and all of the assets of the Company, bearing

interest at 12%, repayable on December 31, 2003.

  -

101,407

Promissory note, unsecured, bearing interest at 6%

per month, due on demand.

33,234

31,008

Long-term loan, non-interest bearing, repayable starting

in 2006.

55,000

-

ACOA, Amelia marketing loan, unsecured repayable

contribution, non-interest bearing, repayable in 39

monthly installments of $5,256.  First repayment was

due February 1, 2004.  The Company is currently in default

of this loan and in negotiations with ACOA to have the

payment schedule amended.

365,664

341,173

Promissory notes, unsecured, bearing interest at

varying rates between 6.7% - 15%, which were repayable

between August 2001 and January 2003.

299,927

527,789

BDC leasehold loan, secured by shareholder guarantee

and general security agreement covering equipment,

bearing interest at 10.8%, repayable in 3 consecutive

monthly payments of $631, beginning November 15, 2002,

followed by 43 consecutive payments of $2,113, beginning

February 15, 2003 and one final payment of $2,163 on

September 15, 2006.

44,420

65,120

Former shareholder loan, bearing interest at 26%,

repayable in minimum monthly installments of $1,099,

beginning in December 2002 and continuing until balance

is paid in full.

133,375

124,442

Shareholder loan, non-interest bearing, no set terms

of repayment.

1,483

12,736

1,274,841

1,522,525

$1,035,102                 $ 861,209

Less current portion of long-term debt

1,082,014

848,303

$

192,827

$

674,222

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

8 .

Long-term debt (continued)

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004 are approximately as follows:

2005

$

1,082,014

200 6

57,305

200 7

47,404

200 8

15,321

200 9

15,321

and thereafter

57,476

$

1,274,841

At December 31, 200 4 the Company is in default on principal and interest payments for many of its obligations as follows:

Principal payments in default

$

1,056,660

Interest payments in default

402,504

$

1,459,164

All debt in default has been classified as part of current liabilities at December 31, 200 4.  The Company is in the process of refinancing both its long-term and short-term debt obligations.  No waivers have been obtained by the Company.

9.

Convertible debt

Convertible debt at December 31, 2004 consists of debt which is convertible into the Company's common stock.

                                                                                                          2004

2003

Shareholder loan, bearing interest at 8%, convertible into

common shares at the closing price of shares at the date

of conversion.  Management is currently in negotiations with the holder of the convertible debt to convert the debt into the

Company's common shares.

$

66,400

$

62,015

Shareholder loan, non-interest bearing convertible into

Common shares at the market price at the date of conversion.

10,162

9,419

$

76,562

$

71,434

At December 31, 2004, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended; as such amounts would be anti-dilutive.

There is no beneficial conversion associated with the convertible debt.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

10.

Minority interest

At December 31, 2004 and 2003, minority interest consists of preferred shares of CONVERGix Inc. ("CONVERGix") and preferred shares of Cynaptec Information Systems, Inc. ("Cynaptec").  The minority interest in CONVERGix arose following the merger with IASA on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger (Note 2 (a)).  The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.  The preferred shares of Cynaptec are redeemable by the holder in 2005.  Accordingly, the redemption value of the preferred shares has been classified as a current liability.

11.

Capital stock

At December 31, 200 4, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

10 0 ,000,000 shares of common stock, par value $0.001 per share.

At December 31, 200 4, there are 48,655,568 shares of common stock outstanding.  In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in IASA's wholly owned subsidiary Intelisys Acquisition Inc.  As outlined in Note 2 ( a ) , the exchangeable shares have equal voting rights and equal economic value as IASA common shares as they may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at December 31, 2004 and have been included in calculating the basic loss per share.

During the year ended December 31, 2004, the Company issued 1,530,612 shares of common stock valued at $473,409, the market value on the grant date, as compensation for arranging a short term financing arrangement (a "bridge loan").

During the year ended December 31, 2004, the Company issued 20,102,500 shares of common stock for cash consideration of $828,445 as part of an offshore placement agreement to investors who are not US persons, relying on an exemption provided under Regulation S of the Securities Act of 1933.

During the year ended December 31, 2004, the Company issued 711,111 shares of common stock for cash consideration of $74,500 as part of an offshore placement to investors who are not US persons, relying on an exemption provided under Regulation S of the Securities Act of 1933.

During the year ended December 31, 2004, the Company issued 8,165,000 shares of common stock valued at $933,344, the market value on the date of the grants, to various individuals for consulting services rendered.

During the year ended December 31, 2004, the Company issued 1,821,429 shares of common stock valued at $692,143, the market value on the grant date, as part of a dispute settlement with a shareholder.

During the year ended December 31, 2004, the Company issued 1,633,619 shares of common stock as part of a debt settlement agreement.  In exchange for the shares, the shareholder has released the Company from a promissory note obligation valued at $188,335.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

11 .

Capital stock (continued)

During the year ended December 31, 2004, the Company agreed to issue 1,025,430 shares of common stock to an employee in settlement of $20,509 owed to the employee.  The shares were issued in 2005.

Stock options

During the year ended December 31, 2003 the Company issued 650,000 stock options to a shareholder, who is a non-employee, for consulting and other services, valued at $103,350. The options may be exercised by the Optionee in whole or in multiples of 1,000 shares at any time on or prior to December 31, 2005 for a purchase price of $0.10 per share.  As at December 31, 2004, all 650,000 options remain unexercised.

During the year ended December 31, 2004, the Company issued 4,937,670 stock options to its employees and executive management, under its 2004 Stock Option Plan as filed with the Securities and Exchange Commission in April 2004, valued at $149,270.

The following table outlines the status of all of the Company's outstanding stock options:

Amount

Exercise price

Date exercisable

Expiration

650,000

                                $0.10                             immediately

                         December 31, 2005

3,571,854

                                $0.001                           immediately              December 31, 2014

510,544

                                $0.03                             immediately              December 31, 2014

255,272

                                $0.03                             December 31, 2005    December 31, 2014

Stock option activity is presented below:

         Weighted average

                                                                 Number of shares

                exercise price

Outstanding, December 31, 2002

          -

$

-

Granted

                                                                            650,000                        0.10

Outstanding, December 31, 2003                                            650,000                        0.10

Granted                                                                             4,937,670                      0.009

                                                                          5,587,670

                                   $0.02

12 ..

Gain on debt settlement

During the year, the Company reached a settlement with certain unsecured trade creditors that resulted in the Company recording a gain on debt settlement of $13,743 (2003 - $252,153) ..

During the year ended December 31, 2003, the Company reached a settlement with the former bank of its two wholly-owned subsidiaries (Note 7).  The settlement resulted in the Company recognizing a gain from debt settlement of $65,586.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

13 .

Commitments

The Company is committed to minimum annual lease payments under an operating lease for office space.  The minimum payments required under this lease for each of the three years subsequent to December 31, 200 4 are approximately as follows:

200 5

$ 119,520

2006

   119,520

2007

     23,904

1 4.

Income taxes

The Company's provision (benefit) for income taxes consist of the following for the years ended December 31:

2004

2003

Current

$

-

$

(698,401)

Deferred

 -

-

$

-

$

(698,401)

The composition of the components of tax provision (benefit) is as stated below for the years ended December 31:

2004

2003

Current

Deferred income tax asset write down

$

-

$

-

Research and Development tax credit

-

(698,401)

$

-

$

(698,401)

Deferred

Tax benefit at statutory rates

$

(222,000)

$

(224,000)

Increase in valuation allowance

222,000

224,000

                -                          -

$

-

$

-

The components of the deferred tax assets and liabilities at December 31, 2004 and 2003 are approximately as follows:

2004

2003

Net operating loss carryforwards

$3,124,000

$

2,902,000

Valuation allowance

(3,124,000)

(2,902,000)

$

-

$

-

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

14.

Income taxes (continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal and Canadian statutory tax rates to income tax expense is:

2004

2003

Tax at blended U.S. / Canadian statutory rates

35%

35%

Change in valuation allowance

(35%)

(35%)

Tax recovery (expense)

-

 -

At December 31, 2004, the Company had operating loss carryforwards of approximately $6,646,700 available to offset future taxable income, which expire through 2011 and $2,248,000 which expire in 2014.  Utilization of these carryforwards is dependant on future taxable income.

15.

Loss per share

The following table sets forth the computation of loss per share for the years ended December 31, 2004 and 2003:

Numerator:

2004

2003

Net loss - basic and diluted

$(3,170,160)

$(743,525)

Denominator

Weighted average number of shares outstanding

during the period

56,651,535

29,549,691

Loss per share

($0.06)

($0.03)

16.

Related party transactions

(a)

Accounts payable and accruals at December 31, 2004 include amounts owing to shareholders, officers and employees of $600,987 (2003 - $761,543).

(b)

Promissory notes at December 31, 2004 include amounts owing to a related party and to a shareholder of $154,076 (2003 - $155,449).

(c)

During the year, the Company expensed $37,948 (2003 - $32,338) of interest charges on a loan payable to a related party.

(d)

During the year, the Company paid interest of $9,220 (2003 - $8,554) on a shareholder's personal debt which is related to personal property of the shareholder that is pledged as security for the Company's debt obligations.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

16.

Related party transactions (continued)

(e)

During the year ended December 31, 2004, the Company expensed $65,835 (2003 - $ NIL) for consulting fees performed by a related party.

17.

Shareholder settlement

In February 2004, the Company received notice that a shareholder was contemplating litigation against the Company for the alleged breach of a memorandum of understanding, related to share subscriptions and other compensation, which was entered into on April 17, 2002 and amended on November 22, 2002.

The Company's position was that it fully satisfied its obligation under the memorandum of understanding in 2002 and that no further liability existed to the shareholder at December 31, 2002 and December 31, 2003.  However, the shareholder's interpretation of the agreement was different from that of the Company.

To settle this dispute, the Company has issued 1,821,429 shares of its common stock to the shareholder, which have been recorded in 2004 at their fair value on the date of issuance ($692,143).  The Company and shareholder are currently in negotiations to settle the outstanding balance owed to the shareholder.  The outstanding balance of $296,490 (2003 - $ 221,757) has been recorded in accrued liabilities.

18.

Schedule of selling, general and administrative expenses

2004

2003

Finance and administrative wages & benefits

$

302,274

$

264,388

Bad debts

134,013

49,452

Stock issued for consulting and other services

933,344

130,000

Stock issued for financing fees

473,409

-

Stock based compensation

149,270

103,350

Stock issued to settle debt

104,682

779,082

Professional and consulting fees

366,324

170,077

Rent

95,159

88,093

Telecommunications

70,464

68,212

Insurance

37,496

37,887

Other general expenses

51,322

45,821

$ 2,717,757

$ 1,736,362

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

19.

Contingency

There is one outstanding claim against the Company.  No provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable.  This claim has not been resolved and the outcome and amount of this claim is not determinable

20.

Subsequent events

In February 2005, the Company entered into an informal agreement with the holder of an unsecured promissory note that is currently in default.  According to the repayment terms, the Company has agreed to repay the balance in full by making monthly payments of $6,231 until the principal of $41,540 plus accrued interest is paid in full.  The first monthly payment was made on March 15th, 2005.

In February 2005, the Company signed a contract with a new customer to provide its services to an operator in British Columbia, Canada.

In April 2005, the Company accepted the resignation from Mr. Gallant, the Company's chief financial officer.  Mr. Gallant has decided to pursue other business interests but has agreed to provide consulting services to the Company as required.  In the interim, the Company has engaged an independent consultant to help with the day-to-day operations of the Company.

In January, February and April 2005, 1,285,000 stock options were exercised by management.

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

     -

evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year December 31, 2004 (the "Evaluation Date").

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

In addition, the issuer’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter for the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 2004 or is presently a director of the Company.  All officers  and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

The following sets forth the names and ages of our directors and executive officers:

                              Age               Title

                              ----              -------------------------

Ralph Eisenschmid         38    President, CEO,

                                                and Director

Jock English                   54     Vice President, Sales and

                                                Marketing, Secretary

                                                and Director

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

Jock English - Vice President, Sales and Marketing and Chief Operating Officer

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

We are not aware of any instances in fiscal year 2004 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, other than the Form 4s which should have been filed by Mohamed Ahmed Juman and Lloyd Poirier.

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

Item 10.  Executive Compensation.

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2004, 2003 and 2002, for services of Ralph Eisenschmid, our President and CEO, Jock English, VP Sales and Marketing and Denis Gallant, former CFO.

Summary of Annual Compensation

                                                                     ----------------------

                                  Annual Compensation                          Awards             Payouts

                                  -------------------                          ------             -------

                                                       Other                         Securities    Long-

Name and                                               Annual       Restricted       Underlying    Term      All other

Principle                                              Compen-        Stock            Options    Incentive   compen-

Position       Year     Salary ($)     Bonus ($)      sation ($)     Awards ($)          ($)      Plans ($)  sation ($)

---------      ----     ----------     ---------      ----------    -----------       ---------   ---------  ----------


Ralph          2004     $89,308         $  0          $0

0

$49,732 (5)

     0           0

Eisenschmid,  2003    $ 56,875          $  0         $0

$ 0

           0

     0           0

President,    2002     $ 78,750            0          $12,087 (1)      1,007,954 (3)     0             0

       0

CEO

Jock           2004     $34,193         $  0          $0

0

       $48,873 (6)       0           0

English,       2003     $41,600         $  0         $ 0

$

~~0~~

 0            0           0

Vice Pres.,    2002     $59,920         $  0         $26,073 (1)   $290,550 (4)           0            0           0

Sales &

Marketing

Denis

2004

$100,000

              $   0

          $13,783 (7)     0

           $26,550 (8)

       0

          $6,480 (9)

2003     $33,540         $  0             $0

 0

           0            0           0

Gallant,

Chief

Financial

Officer



(1)  Other annual compensation represents retroactive pay increases.

(2)  Represents commissions

(3)  Mr. Eisenschmid received 5,039,772 Exchangeable Shares to reflect his minimal pay during the past several years.

(4)  Mr. English received 1,500,000 Exchangeable shares to reflect his working for minimal pay since joining Convergix and in lieu of $9,450 in unpaid commissions.

(5)  Mr. Eisenschmid received 1,657,746 options to purchase common stock

(6)  Mr. English received 1,629,108 options to purchase common stock

(7)  Monies earned in 2003 but only paid in 2004

(8)  Mr. Gallant received 885,000 options to purchase common stock

(9)  Car allowance

We have no employment agreements with any of our executive officers or employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of April 2005, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

  Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 54,668,668 shares of InteliSys Aviation Systems of America Inc. common stock issued and outstanding, 21,788,333 shares of InteliSys Acquisition Co., exchangeable into shares of InteliSys Aviation Systems of America Inc. on a one-for-one basis (Exchangeable Shares) and 3,702,670 outstanding options to purchase shares of the Company’s common stock.

 Officers, Directors,

   5% Shareholder             No. of Shares            Beneficial Ownership

  -----------------           -------------            --------------------

                                                                 %

Ralph Eisenschmid            14,704,851   (1)(2)(3)          19%

65 Matheieu-Martin

Grand Barachois

New Brunswick

Canada E4P 7V7

Jock English                        2,429,108     (1)(4)            3%

113 Cap Brule  Road

Boudreau West,

New Brunswick

Canada E1P 6J1

Mohamed Juman                 11,217,694     (1)           15%

PO Box 743

Manama

Kingdom of Bahrain

Lloyd Poirier                 4,116,429

            5%

Costa Rica

Californian Securities S.A.

Edificio Bilbao Plaza, Suite 418

Avenida Bilbao, Panama City

Republic de Panama

8,889,395

12%

Pacific Continental Securities (UK) Ltd.

80 Cannon Street

London

EC4N 6HL

England

11,213,105

15%

All directors and

executive officers as

a Group (2 persons)          17,133,959

 22%

----------

 (1) Includes shares of InteliSys Acquisition Co., exchangeable into shares of

InteliSys Aviation Systems of America Inc. on a one-for-one basis (Exchangeable

Shares). Said shares are included by the Company in the computation of the number of shares issued and outstanding.

(2) Includes 783,333 shares owned by Charlene Eisenschmid, wife of Ralph

Eisenschmid.

(3) Includes 1,357,746 outstanding stock options issued as part of the Company’s 2004 Stock Option Plan.

(4) Includes 929,108 outstanding stock options issued as part of the Company’s 2004 Stock Option Plan.

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

(a)   We are filing the exhibits listed below with this Report:

Exhibit No.

Description

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the President and Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.  The Company has not been filed any Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2004.

Item 14.  Principal Accountant Fees and Services.

Grant Thornton LLP has served as the Company’s Principal Accountant since February 19, 2003. Their fees billed to the Company are set forth below:

	Fiscal year ending December 31, 2004	Fiscal year ending December 31, 2003
Audit Fees	$84,160	$63,875
Audit Related Fees	$ 2,491	$ 2,340
Tax Fees	$14,737	$20,780
All Other Fees	$-	$-

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: May 16, 2005	By: /s/ Ralph Eisenschmid, President and Chief Executive Officer (principal executive officer)

EXHIBIT 31.1

CERTIFICATION

CERTIFICATION

PURSUANT TO SECTION 302

I, Ralph Eisenschmid, President and Chief Executive Officer of Intelisys Aviation Systems of America Inc., certify that:

1.     I have reviewed this annual report on Form 10-KSB of Intelisys Aviation Systems of America Inc.

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2005	By: /s/ Ralph Eisenschmid, President and Chief Executive Officer (principal executive officer)

EXHIBIT 31.2

CERTIFICATION

CERTIFICATION

PURSUANT TO SECTION 302

I, Ralph Eisenschmid, Chief Financial Officer of Intelisys Aviation Systems of America Inc., certify that:

1.     I have reviewed this annual report on Form 10-KSB of Intelisys Aviation Systems of America Inc.

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2005	By: /s/ Ralph Eisenschmid Chief Financial Officer (principal financial officer)

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive and Financial

Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc(the "Company") certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 16, 2005

                                     /s/ Ralph Eisenschmid

                                     ---------------------

                                     Ralph Eisenschmid

                                     President, Chief Executive and Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.