Form 10QSB
period 2005-03-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2005-05-24
CIK 1091325

                U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.   20549

                              FORM 10-QSB

(Mark One)

XX  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

---  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

The company had 50,965,998 shares of common stock par value $.001 per share, outstanding at May 20, 2005.  In addition, there are 21,788,333 issued and outstanding Special Class B “ Exchangeable Shares” in InteliSys Aviation Systems of America’s wholly owned subsidiary InteliSys Acquisition Inc.  As outlined in Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as InteliSys Aviation Systems of America common shares as they may be exchanged by the holder at any time on a one for one basis for InteliSys Aviation Systems of America common shares, and if not exchanged prior to December 31, 2012, will be exchanged for InteliSys Aviation Systems of America Inc. common shares on that date.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [XX]

PART I -- FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

InteliSys Aviation Systems of America Inc.

Consolidated

Financial Statements - Unaudited

March 31, 2005

(in US dollars)

Contents

Page

Consolidated Balance Sheets – As of March 31, 2005 (Unaudited) and

December 31, 2004

1

Consolidated Statements of Operations –For the three months ended

March 31, 2005 and 2004 (Unaudited)

2

Consolidated Statement of Shareholders’ Deficiency – For the three months ended

March 31, 2005 (Unaudited)

3

Consolidated Statements of Cash Flows – For the three months ended

March 31, 2005 and 2004 (Unaudited)

4

Notes to the Consolidated Financial Statements –As of and for the three months ended

March 31, 2005 (Unaudited)

5 - 12

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets - Unaudited

As at March 31, 2005 and December 31, 2004	March 31	December 31
(in US dollars)	2005	2004

Assets
Current assets
Receivables (net of allowance for doubtful accounts of
$99,647; December 31, 2004 - $143,737)	$260,322	$239,536
Prepaid expenses	26,410	44,349

Total current assets	286,732	283,885

Capital assets (net of accumulated depreciation of $816,487;
December 31, 2004 - $788,153)	545,642	571,744
Other intangibles	14	14

	$832,388	$855,643

Liabilities
Current liabilities
Bank indebtedness (Note 4)	$43,158	$44,237
Accounts payable	1,278,755	1,257,530
Accrued expenses and other liabilities	592,555	541,363
Deferred revenue	19,857	25,748
Current portion of minority interest (Note 7)	206,680	207,700
Current portion of long-term debt (Note 5)	1,076,853	1,082,014

Total current liabilities	3,217,858	3,158,592

Convertible debt (Note 6)	76,183	76,562
Long-term debt (Note 5)	185,626	192,827

	3,479,667	3,427,981

Minority interest (Note 7)	1,653,439	1,661,692

Commitments and contingencies (Notes 9, 12)

Shareholders’ Deficiency
Capital stock (Notes 8)	72,704	70,394
Additional paid in capital (Note 8)	7,940,550	7,921,066
Common stock issuable	-	20,509
Accumulated other comprehensive loss	(870,058)	(889,822)
Deficit	(11,443,914)	(11,356,177)
	(4,300,718)	(4,234,030)
	$832,388	$855,643

Continuance of operations (Note 1)

See accompanying notes to the consolidated financial statements.

326

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations - Unaudited

For the three months ended March 31, 2005 and 2004

	2005	2004

Revenue	$471,273	$367,757

Cost of service delivery	333,038	250,602

Gross profit	138,235	117,155

Costs and expenses:
Selling, general and administrative expenses (Note 13)	183,764	774,068

Loss before undernoted	(45,529)	(656,913)

Other income (expenses)
Interest expense	(53,190)	(42,182)
Depreciation and amortization	(31,805)	(31,831)
Bad debt recovery (Note 11)	42,787	-
Shareholder settlement	-	(692,143)

	(42,208)	(766,156)

Net loss before income taxes	(87,737)	(1,423,069)

Income taxes	-	-

Net loss	$(87,737)	$(1,423,069)

Net loss per share-basic and diluted	$(0.001)	$(0.04)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statement of Shareholders’ Deficiency - Unaudited

For the three months ended March 31, 2005

(in US dollars)

Accumulated other

Common

Additional

Shares

Accumulated

   Comprehensive

Shares

 Amount

Paid in Capital

Issuable

   Deficit

 loss

          Total

Balance – December 31, 2004

70,443,901

$

70,394

$

7,921,066

$

20,509

$

(11,356,177)

$

   (889,822)

        $

           (4,234,030)

Stock issued on exercise of

stock options (Note 8)

1,285,000

1,285

-

 -

 -

   -

           1,285

Stock issued for

settlement of employee

  debt (Note 8)

1,025,430

1,025

19,484

(20,509)

 -

   -

            -

Comprehensive income:

Net loss (Page 2)

 -

 -

 -

 -

(87,737)

   -

           -

Currency translation adjustment

 -

 -

 -

 -

-

    19,764

           -

Total comprehensive loss

 -

 -

 -

 -

-

-

           (67,973)

Balance – March 31, 2005

72,754,331

$

72,704

$

7,940,550

$

-

$

(11,443,914)

   $

    (870,058)

       $

            (4,300,718)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows - Unaudited

For the three months ended March 31, 2005 and 2004

(in US dollars)

2005

2004

For the three months ended March 31, 2005 and 2004
(in US dollars)		2005			2004

Increase (decrease) in cash and cash equivalents

Operating activities

Net loss from operations		$(87,737)			$(1,423,069)
Adjustments to reconcile net loss to net cash used
in continuing operations
Items not affecting cash
Depreciation and amortization		31,805			31,831
Shares issued for consideration other than cash		-			459,239
Stock issued as part of shareholder
settlement		-			692,143
Changes in non-cash working capital items
Accounts receivable		(21,974)			(34,780)
Prepaid expenses		17,719			16,257
Accounts payable and accrued liabilities		81,339			(24,500)
Deferred revenue		(5,764)			(4,245)

Net cash provided (used) in continuing operating activities		15,388			(287,124)

Financing activities
Net proceeds from the issuance of capital stock		1,285			335,478
Net repayment of bank indebtedness		-			(7,118)
Repayment of long-term debt		(7,597)			(19,129)

Net cash (used) provided by financing activities		(6,312)			309,231

Investing activities
Acquisition of property and equipment (net)		(8,978)			-

Net cash (used in) provided by investing activities		(8,978)			-

Effects of exchange rates on cash		850			6,777

Net increase in cash and cash equivalents		948			28,884

Cash and cash equivalents, beginning of period		(11,037)			(28,884)

Cash and cash equivalents, end of period		$(10,089)			$-
-	-	-	-	-	-	-

Supplemental cash flow information

Interest paid		$7,027			$16,319

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2005

(in US dollars)

1.

Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As indicated in the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due.  At March 31, 2005 ,the Company has a working capital deficiency of $2,931,126 and a shareholders’ deficiency of $4,300,718.  These factors, among others, strongly indicate that the Company might not be able to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management’s plans

The Company has continued with the execution of its business plan and has been successful in signing 19 customers since it has begun its marketing efforts in 2001.  The Company’s product is gaining worldwide acceptance with the signing of customers in key geographic areas of the world.

The Company has enjoyed a steady growth in revenues since commercialization efforts began in 2001.  Furthermore, the Company is continuously looking at ways to further diversify its revenue stream by increasing its product offering and further promoting its consulting services.

Management is acutely aware of the need to continue its managed growth while at the same time addressing its leveraged balance sheet.  The investment made in developing the product and implementing the infrastructure required to deliver the product, has burdened the Company with a large amount of debt.

Management continues to focus on seeking new customers and seeking new sources of financing to help it continue its growth strategy and satisfy its debt obligations.

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

March 31, 2005

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company’s annual consolidated financial statements and footnotes.  For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 2004 and 2003 included in the company’s Annual Report on Form 10-KSB filed on May 16, 2005.

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

c)

Principles of consolidation

The consolidated financial statements include the accounts of InteliSys Aviation Systems of America Inc., and its wholly-owned subsidiaries:

•

InteliSys Acquisition, Inc.

•

InteliSys (Nova Scotia) Co.

•

CONVERGix, Inc.

•

InteliSys Aviation Systems Inc.

•

Cynaptec Information Systems Inc.

Significant inter-company transactions have been eliminated on consolidation.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2005

(in US dollars)

2.

Summary of significant accounting policies (continued)

d)

Stock-based compensation

In accordance with the accounting requirements of SFAS 123, “Share-Based Payments” the Company uses the fair value – based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees.

3.

Concentrations

Concentrations of Credit Risk

At March 31, 2005, two significant customers accounted for 56% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.  At December 31, 2004, three significant customers accounted for 65% of trade accounts receivable and each of these three customers accounted for more than 10% of trade accounts receivable.

Concentration in Operations

For the three months ended March 31, 2005, one significant customer accounted for 31% of revenue and this customer accounted for more than 10% of revenue.   In 2004, three significant customers accounted for 46% of revenue and each of these three customers accounted for more than 10% of revenue.

4.

Bank indebtedness

The Company has an authorized operating line of credit of $ 33,069 which bears interest of prime plus 3.50% (7.75% as at March 31, 2005).   As of March 31, 2005, the Company had written checks in excess of the operating line of credit in the amount of $ 10,089 (2004 - $0).

March 31

December 31

5.

Long-term debt

2005

2004

Atlantic Canada Opportunities Agency (ACOA)

unsecured repayable contribution, non-interest bearing

payments were to begin Jan. 1, 2003, $315 for first 6 months,

$1,261 for next 44 payments and a final of $641.   The Company

is currently in default of this loan and in negotiations with ACOA to have the payment schedule amended.

$

73,991

$

74,360

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2005

(in US dollars)

March 31

December 31

5.

Long-term debt (continued)

2005

2004

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

266,052

267,378

Promissory note, unsecured, bearing interest at 6%

per month, due on demand.

 33,069

33,234

Long-term loan, non-interest bearing, repayable starting

in 2006.

55,000

55,000

ACOA, Amelia marketing loan, unsecured repayable

contribution, non-interest bearing, repayable in 39

monthly installments of $5,256.  First repayment was

due February 1, 2004.  The Company is currently in default

of this loan and in negotiations with ACOA to have the

payment schedule amended.

363,850

365,664

Promissory notes, unsecured, bearing interest at

varying rates between 6.7% - 15%, which were repayable

between August 2001 and January 2003.

298,440

299,927

BDC leasehold loan, secured by shareholder guarantee

and general security agreement covering equipment,

bearing interest at 10.8%, repayable in 3 consecutive

monthly payments of $631, beginning November 15, 2002,

followed by 43 consecutive payments of $2,113, beginning

February 15, 2003 and one final payment of $2,163 on

September 15, 2006.

 37,889

44,420

Former shareholder loan, bearing interest at 26%,

repayable in minimum monthly installments of $1,099,

beginning in December 2002 and continuing until balance

is paid in full.

132,713

133,375

Shareholder loan, non-interest bearing, no set terms

of repayment.

1,475

1,483

1,262,479

1,274,841

Less current portion of long-term debt

1,076,853

1,082,014

$

185,626

$

192,827

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2005

(in US dollars)

5.

Long-term debt (continued)

The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2005 are approximately as follows:

2006

                                           $    1,076,853

2007

  50,772

2008

  47,404

2009

  15,321

2010

  15,321

and thereafter

  56,808

Total

                                               $ 1,262,479

At March 31, 2005 the Company is in default on principal and interest payments for many of its obligations as follows:

Principal payments in default

$

1,051,499

Interest payments in default

440,018

$

1,491,517

All debt and interest in default is included in current liabilities at March 31, 2005.  The Company is attempting to refinance both its long-term and short-term debt obligations.  No waivers have been obtained by the Company.

6.

Convertible debt

Convertible debt at March 31, 2005 consists of debt which is convertible into common stock.

                                                                                                           March 31           December 31

                                                                                                                   2005

             2004

Shareholder loan, bearing interest at 8%, convertible into

common shares at the closing price of shares at the date

of conversion.  Management is currently in negotiations with the holder of the convertible debt to convert the debt into the

Company’s common shares.

$

66,138

       $

           66,400

Shareholder loan, non-interest bearing convertible into

Common shares at the market price at the date of conversion.

10,045

            10,162

$

76,183

         $

           76,562

-	-

At March 31, 2005, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended; as such amounts would be anti-dilutive.

There is no beneficial conversion associated with the convertible debt.

InteliSys Aviation Systems of America

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2005

(in US dollars)

7.

Minority interest

At March 31, 2005 and December 31, 2004, minority interest consists of preferred shares of CONVERGix Inc. (“CONVERGix”) and preferred shares of Cynaptec Information Systems, Inc. (“Cynaptec”).  The minority interest in CONVERGix arose following the merger with IASA on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger.  The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.  The preferred shares of Cynaptec are redeemable by the holder in 2005.  Accordingly, the redemption value of the preferred shares has been classified as a current liability.

8.

Capital stock

At March 31, 2005, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

100,000,000 shares of common stock, par value $0.001 per share.

At March 31, 2005, there are 50,965,998 shares of Common Stock outstanding.  In addition, there are 21,788,333 issued and outstanding Special Class B “Exchangeable Shares” in the Company’s wholly owned subsidiary Intelisys Acquisition Inc.  The exchangeable shares have equal voting rights and equal economic value as the Company’s common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company’s common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at March 31, 2005 and have been included in calculating the basic loss per share.

During the three months ended March 31, 2005, the Company issued 1,285,000 shares of common stock pursuant to the exercise of some of the Company’s outstanding stock options for consideration of $1,285.

During the year ended December 31, 2004, the Company agreed to issue 1,025,430 shares of common stock to an employee in settlement of $20,509 owed to the employee.  The shares were issued during the three months ended March 31, 2005.

Stock options

During the year ended December 31, 2003 the Company issued 650,000 stock options to a shareholder, who is a non-employee, for consulting and other services, valued at $103,350. The options may be exercised by the Optionee in whole or in multiples of 1,000 shares at any time on or prior to December 31, 2005 for a purchase price of $0.10 per share.  As at March 31, 2005, all 650,000 options remain unexercised.

During the year ended December 31, 2004, the Company issued 4,937,670 stock options to its employees and executive management, under its 2004 Stock Option Plan as filed with the Securities and Exchange Commission in April 2004, valued at $149,270.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2005

(in US dollars)

8.

Capital stock (continued)

The following table outlines the status of all of the Company’s outstanding stock options:

Amount

Exercise price

Date exercisable

                     Expiration

650,000

                                $0.10                             immediately

                         December 31, 2005

2,286,854

                                $0.001                           immediately              December 31, 2014

510,544

                                $0.03                             immediately              December 31, 2014

255,272

                                $0.03                             December 31, 2005   December 31, 2014

Stock option activity is presented below:

                                  Weighted average

                                                                 Number of shares

                   exercise price

Outstanding, December 31, 2004                                    4,987,670

                            $   0.02

Exercised

                                                                     1,285,000

                             0.001

Outstanding, March 31, 2005                                          3,702,670                      $  0.02

9.

Commitments

The Company is committed to minimum annual lease payments under an operating lease for office space.  The minimum payments required under this lease for each of the two years subsequent to March 31, 2005 are approximately as follows:

2006

$ 101,557

2007

     93,094

10.

Related party transactions

(a)

Accounts payable and accruals at March 31, 2005 include amounts owing to shareholders, officers and employees of $697,836 (December 31, 2004 - $600,987).

(b)

Promissory notes at March 31, 2005 include amounts owing to a related party and to a shareholder of $165,782 (December 31, 2004 - $154,076).

(c)

During the three months ended March 31, 2005, the Company expensed $12,960(2004 - $9,972) of interest charges on a loan payable to a related party.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2005

(in US dollars)

10.

Related party transactions (continued)

(d)

During the three months ended March 31, 2005, the Company paid interest of $815 (2004 - $2,280) on a shareholder’s personal debt which is related to personal property of the shareholder that is pledged as security for the Company’s debt obligations.

(e)

During the three months ended March 31, 2005, the Company expensed $22,017(2004 - $ 2,470) for consulting fees performed by a related party.

11.

Bad debt recovery

During the three months ended March 31, 2005, the Company collected $42,787 from a former customer.  The amount was recognized as part of the allowance for doubtful accounts as at December 31, 2004.  The Company has recorded the collection as a bad debt recovery on its statement of operations for the three months ended March 31, 2005.  The Company will continue its aggressive collection procedures with this former customer to collect the entire outstanding balance that is owed and recorded as part of the allowance for doubtful account as at March 31, 2005.

12.

Contingency

There is one outstanding claim against the Company.  No provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable.  This claim has not been resolved and the outcome and amount of this claim is not determinable

13.

Schedule of selling, general and administrative expenses

 March 31

    March 31

2005

2004

Finance and administrative wages & benefits

$

57,151

$

91,865

Bad debts

-

10,276

Stock issued for financing fees

-

473,409

Professional and consulting fees

60,022

64,135

Rent

25,249

23,532

Telecommunications

21,380

23,226

Insurance

10,528

8,065

Other general expenses

9,434

79,560

                                                                                 $

        183,764

   $   774,068

-	-

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

On December 31, 2002, we acquired Convergix, Inc.(“Convergix”), a Canadian corporation, pursuant to a share exchange agreement dated November 20, 2002.  Pursuant to the agreement, IASA issued 3,295,000 shares of its common stock plus 21,788,333 "exchangeable shares"  in InteliSys Acquisition, Inc. a subsidiary of IASA.  The exchangeable shares have equal voting rights and equal economic value as IASA common shares.  These shares may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date.  Throughout this document, the exchangeable shares are treated as common stock equivalents.  All references to IASA common stock include the exchangeable shares unless otherwise noted.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted.  The approximate conversion rate as of March 31, 2005 was CAD $1.00 for USD $.83.

Plan of operation

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

The Company has continued with the execution of its business plan and has been successful in signing 19 customers since it has begun its marketing efforts in 2001.  The Company has signed 1 new customer during the first quarter ended March 31, 2005. Our product is gaining worldwide acceptance with the signing of customers in key geographic areas of the world. Furthermore, the Company is making significant competitive “wins” in head-to-head competition with its competitors in all regions of the market.

The Company has enjoyed a steady growth in its revenues and has continually added to its customer base since commercialization efforts commenced in mid 2001.

Furthermore, the Company is continuously looking at ways to further diversify its revenue stream by potentially increasing its product offering and further promoting its consulting services.

Management is acutely aware of the need to continue its managed yet aggressive growth while at the same time addressing its leveraged balance sheet. The investment made in developing the amelia suite and implementing the infrastructure required to deliver it has burdened the Company with a large amount of debt.

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

Results of Operations for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

InteliSys Aviation Systems of America Inc. had revenues of $471,273 for the three months ended March 31, 2005 as compared to $367,757 for the three months ended March 31, 2004 an increase of $103,516 or 28%.  This increase was primarily due to an increase in client base as well as strong growth experienced by our customers.  The increase in clients was the direct result of the Company’s continued success in their marketing activities since emerging from its development stage in 2001.  The Company’s revenue stream is made up of monthly fixed and variable recurring revenues from its customers whose contracts vary from 12 to 120 months in length.  In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers.

Cost of service delivery increased to $333,038 during the three months ended March 31, 2005 from $250,602, an increase of $82,436 or 33%.  The increase in cost of delivery is attributed to the increase in labor costs associated with the increase in product delivery as evidenced by the Company’s increase in revenues.

Gross profit for the period increased to $138,235 for the three months ended March 31, 2005 from $117,155 during the same period ended March 31, 2004, an increase of $21,080 or 18%.  This increase is directly attributed to the increase in revenues partially offset by the increase in cost of delivery expense.

Selling, general and administrative expenses decreased to $183,764 during the three months ended March 31, 2005 from $774,068 during the same period in 2004. This represents a substantial decrease of $590,304 or 76%.  This decrease is the direct result of the Company recognizing an expense of $473,409 for financing fees during the three months ended March 31, 2004 that did not reoccur during the same period ending March 31, 2005.  Furthermore, the Company’s administrative wages and benefits decreased by $34,715 during the three months ended March 31, 2005 as compared to the same period ending in 2004.

Due to the increase in revenues and substantial decrease in selling, general and administrative expenses, the Company’s operating loss has decreased to $45,529 during the three months ended March 31, 2005 as compared to an operating loss of $656,913 for the same period ended March 31, 2004.

The Company’s interest expense increased to $53,190 during the three months ended March 31, 2005 from $42,182 during the same period ended in 2004, an increase of $11,008 or 26%.

The Company’s depreciation expense was stable during the three months ended March 31, 2005 and 2004.

During the three months ended March 31, 2005, the Company recognized bad debt recoveries of $42,787 that did not occur during the three months ended March 31, 2004. The amount was recognized as part of the allowance for doubtful accounts as at December 31, 2004.  The Company has recorded the collection as a bad debt recovery on its statement of operations for the three months ended March 31, 2005.  The Company will continue its aggressive collection procedures with this former customer to collect the entire outstanding balance that is owed and recorded as part of the allowance for doubtful account as at March 31, 2005.

During the three months ended March 31, 2004, the Company recorded an expense of $692,143 attributed to stock issued for a dispute settlement with a shareholder.  This did not occur during the three months ended March 31, 2005.

Net loss for the three months ended March 31, 2005 decreased to $87,737 from a net loss of $1,423,069 for the same period ended March 31, 2004, a decrease of $1,335,332 or 94%.

Basic loss per share was  $0.001 for the three months ended March 31, 2005 as compared to net loss per share of $0.04 for the same period ending March 31, 2004.

Liquidity and Capital Resources

On January 1, 2005, the Company had a cash and cash equivalents deficiency of $11,037.

Net cash provided by operating activities was $15,388 for the three months ended March 31, 2005.  Net cash provided by operating activities for the three months ended March 31, 2005 resulted primarily from the net loss for the three month period offset by, increases in payables and receivables, a decrease in deferred revenues and a decrease in prepaid expense

Net cash used in financing activities for the three months ended March 31, 2005 was $6,312.  Net cash used in financing activities was the result of proceeds from the issuance capital stock offset by a net repayment of long-term debt.

Net cash used in investing activities was $8,978 for the three month period ending March 31, 2005.  Net cash used in investing activities was attributed to an investment in capital assets.

Changes in exchange rates affected cash by $850 during the three months ended March 31, 2005.

Cash increased by $948 during the three months ended March 31, 2005.

The Company had a cash and cash equivalents deficiency of $10,089 on March 31, 2005.

The Company had net working capital deficiencies of $2,931,126 as of March 31, 2005 and $2,874,707 as of December 31, 2004.

On January 1, 2004, the Company had a cash and cash equivalent deficiency of $28,884.

Net cash used in operating activities was $287,124 for the three months ended March 31, 2004.  Net cash used in operating activities for the three months ended March 31, 2004 resulted primarily from the net loss partially offset by a decrease in payables and an increase in receivables, a decrease in deferred revenues, a decrease in prepaid expenses and offset by non-cash expenses.

Net cash provided from financing activities was $309,231 during the three months ended months ended March 31, 2004.  During the three month period, the Company received net proceeds from the issuance of shares of common stock partially offset by net repayments of long-term debt and bank indebtedness.

Changes in exchange rates affected cash by $6,777 during the three months ended March 31, 2004.

Cash increased by $28,884 during the three months ended March 31, 2004.

The Company had no cash and cash equivalents on March 31, 2004.

With respect to years beyond fiscal 2005, we may be required to raise additional capital to meet our long term operating requirements.  Although our revenues have increased significantly since the commercialization of our products, our expenses are and may continue to exceed our revenues in the foreseeable future.  Accordingly, the company may not be able to fund its operations from internally generated funds for the foreseeable future.  Our cash requirements depend on several factors, including marketing activities, personnel expenses, legal costs, accounting costs and investor relations expenses.

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

For a more complete discussion of risk factors which could have an impact on our future operations, please refer to our previously filed Form 10-KSB for the year ending December 31, 2004.

ITEM 3    CONTROLS AND PROCEDURES

ITEM 3. CONTROLS AND PROCEDURES.

(a) Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures by the Company’s management and the advice of the Company’s independent auditors, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have, for the reasons noted below, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not fully effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

In the course of conducting its audit of the Company’s financial statements for the fiscal year ended December 31, 2004, the Company’s registered independent public accounting firm, Grant Thornton LLP, determined that there were certain material weaknesses and significant deficiencies in the Company’s internal controls. Grant Thornton advised the Company’s management and the board of directors, of the following matters that Grant Thornton considered being ‘material weaknesses’ in the Company’s internal controls:

  Grant Thornton concluded that the number of internal control deficiencies over corporate governance constituted a ‘material weakness’. The deficiencies noted herein surrounded the documentation of existing internal controls of our IT security policy and our disaster recovery plan.

  Grant Thornton concluded that the absence of an audit committee and our lack of effective monitoring controls constituted material weaknesses. Grant Thornton also identified deficiencies in monitoring the internal control structure, policies associated with communicating control risks and the effects of such risks on our financial reporting process to our board of directors.

  Grant Thornton concluded that the number of internal control deficiencies over financial reporting constituted a ‘material weakness’. The deficiencies noted herein surrounded the monitoring controls over the preparation of financial statements and regulatory reports and the documentation of such processes.

  Grant Thornton also concluded that there was an inadequate segregation of duties with respect to the revenue and expenditures cycles as incompatible tasks are performed by the same accounting personnel.

At the time it advised the Company’s management and its board of directors of its above conclusions, Grant Thornton also advised management and its board of directors of the following ‘significant deficiencies’ in the Company’s internal controls. To resolve these issues, in their management letter dated May 13, 2005, Grant Thornton advised the Company of the following:

  Grant Thornton concluded that the number of internal control deficiencies over revenue and expenditure cycles constituted a ‘significant deficiency”.  The deficiencies noted herein surrounded the documentation of existing controls and the lack of appropriate detective and monitoring controls such as:

  written policy for the extension of credit should be developed and implemented with corresponding monitoring controls to test compliance;

  incompatible duties associated with recording of receivables, receipt and deposit functions and the financial reporting process should be segregated;

  a written policy for the extension and approval of professional service contracts should be developed and implemented with corresponding monitoring controls to test compliance.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.01 and 31.02 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of such certifications, information concerning InteliSys’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certifications.  The certifying officer worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.  InteliSys believes that any of the abovementioned deficiencies or weaknesses in the Company’s internal controls identified by the Company’s independent auditors do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.

(b) Changes in Internal Control - There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

The following tasks represent what the Company currently believes to be the most significant actions necessary to address existing material weaknesses in the Company’s controls:

  Recruit independent board members with required knowledge and expertise to provide oversight as audit committee members;

  Review of the Company’s current policies and procedures to develop processes so that incompatible duties are not performed by one individual or that there are specific compensating controls if incompatible duties cannot be avoided;

  Develop and document existing controls and develop monitoring controls to ensure compliance with Sarbanes-Oxley Section 404.

PART II

OTHER INFORMATION

------------------

ITEM 1    LEGAL PROCEEDINGS

During the first quarter ended March 31, 2005, the Company received notice that a former employee is taking legal action against the Company for wrongful dismissal.  No provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable.  This claim has not been resolved and the outcome and amount of this claim is not determinable.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the company issued 1,285,000 shares of its common stock for proceeds of $1,285 pursuant to the exercise of Company stock options.

During the year ended December 31, 2004, the Company agreed to issue 1,025,430 shares of common stock to an employee in settlement of $20,509 owed to the employee.  The shares were issued during the three months ended in March 31, 2005.

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

InteliSys Aviation Systems of America has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol IYSA. As of May 20, 2005, the Company's common stock has been thinly traded at a price range between $.015 and $.20 per share over the past 52 weeks.

In April 2005, the Company accepted the resignation from Mr. Gallant, the Company’s chief financial officer.  Mr. Gallant has decided to pursue other business interests but has agreed to provide consulting services to the Company as required.  In the interim, the Company has engaged an independent consultant to help with the day-to-day operations of the Company.

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

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: May __, 2005	By: /s/ Ralph Eisenschmid, President and Chief Executive Officer (principal executive officer)

EXHIBIT 31.1

CERTIFICATION

CERTIFICATION

PURSUANT TO SECTION 302

I, Ralph Eisenschmid, President and Chief Executive Officer of Intelisys Aviation Systems of America Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Intelisys Aviation Systems of America Inc.

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

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     I have disclosed, based on our most recent evaluation, to the registrant’s auditors:

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May __, 2005	By: /s/ Ralph Eisenschmid, President and Chief Executive Officer (principal executive officer)

EXHIBIT 31.2

CERTIFICATION

CERTIFICATION

PURSUANT TO SECTION 302

I, Ralph Eisenschmid, Chief Financial Officer of Intelisys Aviation Systems of America Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Intelisys Aviation Systems of America Inc.

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

    b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     I have disclosed, based on our most recent evaluation, to the registrant’s auditors:

    a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May __, 2005	By: /s/ Ralph Eisenschmid Chief Financial Officer (principal financial officer)

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive and Financial

Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc(the "Company") certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on

Form 10-QSB of the Company for the three months ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May __, 2005

                                     /s/ Ralph Eisenschmid

                                     ---------------------

                                     Ralph Eisenschmid

                                     President and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.