Form 10QSB
period 2005-06-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2005-08-22
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-26777

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

 (Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	22-3662292 (IRS Employer ID Number)

815 Bombardier Street, Shediac

New Brunswick, Canada, E4P 1H9

 (Address of principal executive offices)

(506) 532-8515

 (Issuer's telephone number)

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [  X ]  NO [    ]

The company had 61,565,998 shares of common stock par value $.001 per share, outstanding at August 19, 2005.  In addition, there are 21,788,333 issued and outstanding Special Class B “Exchangeable Shares” in the company’s wholly owned subsidiary, InteliSys Acquisition Inc. As outlined in Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as the company’s common shares as they may be exchanged by the holder at any time on a one for one basis for the company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the company’s common shares on that date.

Transitional Small Business Format

Yes  [  ]      No  [ X ]

TABLE OF CONTENTS

Page

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3 Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

InteliSys Aviation Systems of America Inc.

Consolidated Financial Statements – Unaudited

June 30, 2005

(In US dollars)

Contents

Page

Consolidated Balance Sheets – As of June 30, 2005 (Unaudited) and December 31, 2004

1

Consolidated Statements of Operations –For the three and six months ended June 30,

2005 and 2004 (Unaudited)

2

Consolidated Statement of Shareholders’ Deficiency – For the six months ended

June 30, 2005 (Unaudited)

3

Consolidated Statements of Cash Flows – For the six months ended June 30, 2005 and 2004 (Unaudited)

4

Notes to the Consolidated Financial Statements –As of and for the six months ended

June 30, 2005 (Unaudited)

5 - 12

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets - Unaudited

As at June 30, 2005 and December 31, 2004

June 30

December 31

(in US dollars)

2005

2004

Assets

Current assets

Receivables (net of allowance for doubtful accounts of

$NIL; December 31, 2004 - $143,737)

$

233,406

$

239,536

Prepaid expenses

170,494

44,349

Total current assets

403,900

283,885

Capital assets (net of accumulated depreciation of $837,788;

December 31, 2004 - $788,153)

506,778

571,744

Other intangibles

          14

          14

$

910,692

$

855,643

Liabilities

Current liabilities

Bank indebtedness (Note 4)

$     34,865

$

44,237

Accounts payable

1,312,861

1,257,530

Accrued expenses and other liabilities

614,358

,363

Deferred revenue

21,519

25,748

Current portion of minority interest (Note 7)

204,015

207,700

Current portion of long-term debt (Note 5)

1,051,079

1,082,014

Total current liabilities

3,238,697

3,158,592

Convertible debt (Note 6)

75,200

76,562

Long-term debt (Note 5)

181,839

192,827

3,495,736

3,427,981

Minority interest (Note 7)

1,632,120

1,661,692

Commitment and contingency (Notes 9, 12)

Shareholders’ Deficiency

Capital stock (Note 8)

83,104

70,394

Additional paid in capital (Note 8)

8,183,291

7,921,066

Common stock issuable

-

20,509

Accumulated other comprehensive loss

(826,285)

(889,822)

Deficit

(11,657,274)

(11,356,177)

(4,217,164)

(4,234,030)

$

910,692

$

855,643

Continuance of operations (Note 1)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations - Unaudited

For the three and six months ended June 30, 2005 and 2004

(in US dollars)

Three

Three

Six

Six

months

months

months

months

ended

ended

ended

ended

June 30

June 30

June 30

June 30

2005

2004

2005

2004

Revenue

$ 459,974

$ 347,513

$ 931,247

$ 715,270

Cost of service delivery

 298,974

 260,625

 632,011

 511,227

Gross profit

 161,000

  86,888

 299,236

 204,043

Costs and expenses:

Selling, general and admistrative

expenses (Note 13)

 289,716

898,608

 473,480

1,672,675

Loss before undernoted

(128,716)

 (811,720)

(174,244)

 (1,468,632)

Other income (expenses)

Interest expense

 (62,649)

(64,389)

(115,839)

 (106,571)

Depreciation and amortization

 (31,362)

(30,364)

  (63,167)

(62,195)

Gain on debt settlement

  9,462

 10,784

9,462

 10,784

Shareholder settlement

 -

  -

  -

 (692,143)

Bad debt recovery (Note 11)

           -

           -

 42,691

           --

Net loss before income taxes

$ (213,265)

$ (895,689)

$ (301,097)

$ (2,318,757)

Income taxes

          -

           -

          -

           --

Net loss

$ (213,265)

$ (895,689)

$ (301,097)

$ (2,318,757)

Net loss per share-basic and

$ (0.01)

$ (0.02)

$ (0.01)

$ (0.05)

diluted

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statement of Shareholders’ Deficiency - Unaudited

For the six months ended June 30, 2005

(in US dollars)

                                                                                                                                                                              Accumulated other
                                                          Common                   Additional         Shares          Accumulated      Comprehensive

                                                          Shares     Amount   Paid in Capital   Issuable         Deficit                 Loss                    Total

Balance - December 31, 2004     70,443,901     $70,394       $7,921,066        $20,509       $(11,356,177)       $(889,822)      $4,234,030)

Stock issued on exercise of

   stock options (Note 8)

       1,285,000

  1,285

                -

       -

        -

     -

                 1,285

Stock issued for settlement

   of employee debt (Note 8)

       1,025,430

          1,025

                                  19,484       (20,509)                           -                        -                        -

Stock issued for consulting

   services (Note 8)

                     -                  -

       242,741

              -

            -

      -

                242,741

Stock issued on exercise of

      10,400,000      10,400                         -                  -

            -                         -              10,400

   stock options (Note 8)

Comprehensive income:

     Net loss (Page 2)                                                                                                                      (301,097)

        -

       -

     Currency translation adjustment

   -

     -

         -

         -

            -

       63,537

       -

Total comprehensive loss                            -                   -                      -                    -                             -                         -         (237,560)

Balance –June 30, 2005              83,154,331         $83,104     $8,183,291       $         -         $11, 657, 274        $ (826,285)   $(4,217,164)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows - Unaudited

For the six months ended June 30, 2005 and 2004

(in US dollars)

2005

2004

Increase (decrease) in cash

Operating activities

Net loss                                                                             $  (301,097)          $ (2,318,757)

Adjustments to reconcile net loss to net cash used

   in operations

Items not affecting cash:

Depreciation and amortization

63,167

62,593

Shares issued for consideration other than cash

-

1,150,797

Stock issued as part of shareholder settlement

-

692,143

Stock based compensation expense

242,741

  -

Gain on debt settlement

(9,462)

(10,784)

Changes in non-cash working capital items

Accounts receivable

1,869

(82,421)

Prepaid expenses

(126,934)

6,681

Accounts payable and accrued liabilities

160,329

14,435

Deferred revenue

(3,772)

(11,160)

Net cash provided from (used in) operating activities

26,841

(496,473)

Financing activities

Net proceeds from the issuance of capital stock

11,685

691,225

Net repayment of bank indebtedness

(8,814)

 (31,008)

Bank overdraft

(2,223)

-

Repayment of long-term debt

(20,782)

(75,511)

Net cash (used in) provided by financing activities

(20,134)

584,706

Investing activities

Acquisition of property and equipment

(8,862)

   (15,833)

Net cash used in investing activities

(8,862)

   (15,833)

Effects of exchange rates on cash

2,155

(39,436)

Net increase in cash                                                                              -                 (32,964)

Cash,

beginning of period                                                                        -                           -

Cash, end of period

$

-

$

32,964

Supplemental cash flow information

Interest paid

$   115,839

$   106,571

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2005

(in US dollars)

1.

Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As indicated in the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due.  During the six months ended June 30, 205, the Company generated positive cash flows from operations of $26,841.  At June 30, 2005, the Company has a working capital deficiency of $2,834,797 and a shareholders’ deficiency of $4,217,164.  These factors, among others, strongly indicate that the Company might not be able to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management’s plans

The Company has continued with the execution of its business plan and has been successful in signing 22 customers since it has begun its marketing efforts in 2001.  The Company’s product is gaining acceptance with the signing of customers in geographic areas of the world the Company considers key.

Geographic Information

Revenues *

Canada

$ 546,694

United Arab Emirates

302,943

Other foreign countries

    81,610

Total

$ 931,247

* Revenues are attributed to countries based on location of customer.

The Company has increased its revenues since commercialization efforts began in 2001 and is continuously looking at ways to further diversify its revenue stream by increasing its product offering and further promoting its consulting services.

Management recognizes the need to continue its managed growth while at the same time addressing its leveraged balance sheet.  The investment made in developing the product and implementing the infrastructure required to deliver the product, has burdened the Company with a large amount of debt.

Management continues to focus on seeking new customers and seeking new sources of financing to help it continue its growth strategy and satisfy its debt obligations. No assurance can be given that the Company will be successful in generating higher revenues or in raising additional capital. Even if the Company generates higher revenues and raises additional capital, there can be no assurance that the company will achieve positive cash flow, thereby requiring the Company to curtail its operating activities.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2005

(in US dollars)

2.

Summary of significant accounting policies

a)

Basis of presentation

These unaudited consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America and have been prepared on the same basis as the annual audited consolidated financial statements.  These consolidated financial statements have been prepared by the Company without audit

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented.  The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

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

June 30, 2005

(in US dollars)

2.

Summary of significant accounting policies (continued)

d)

Stock-based compensation

In accordance with the accounting requirements of SFAS 123, “Share-Based Payments” the Company uses the fair value – based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees.

The fair value of the Company's stock-based awards granted to employees and non-employees for the three and six- month periods ended June 30, 2005 was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	For the Three Months		For the Six Months
	ended June 30		ended June 30

	2005	2004	2005	2004
Expected life of employee stock options (in years)	10	10	10	10
Volatility	127%	199%	127%	199%
Risk-free interest rate	4.13%	4.13%	4.13%	4.13%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under employee stock option plans granted during the period

	$0.02	$0.03	$0.02	$0.03

3.

Concentrations

Concentrations of Credit Risk

At June 30, 2005, two significant customers accounted for 51% of trade accounts receivable; 37% and 14%, respectively.  At December 31, 2004, two significant customers accounted for 61% of trade accounts receivable; 49% and 12%, respectively.

Concentration in Operations

For the six months ended June 30 2005, one significant customer accounted for 33% of revenue.  In 2004, three significant customers accounted for 46% of revenue and each of these three customers accounted for more than 10% of revenue.

4.

Bank indebtedness

The Company has an authorized operating line of credit of $ 32,642 which bears interest of prime plus 3.50% (7.75% as at June 30, 2005).  As of June 30, 2005, the Company had written checks in excess of the operating line of credit in the amount of $2,223 (2004 – $NIL).

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2005

(in US dollars)

June 30

December 31

5. Long term debt

2005

2004

Atlantic Canada Opportunities Agency (ACOA)

unsecured repayable contribution, non-interest bearing

payments were to begin Jan. 1, 2003, $315 for first 6 months,

$1,261 for next 44 payments and a final of $641.  The

Company is currently in default of this loan and in negotiations with ACOA to have the payment schedule amended.

$

73,037

$

74,360

Atlantic Canada Opportunities Agency (ACOA)

unsecured repayable contribution, non-interest bearing

repayment is calculated as 3% of the gross annual sales

where first payment was due January 1, 2003 and

subsequent repayments were due monthly until the

contribution was repaid.  The Company is currently

in default of this loan and is in negotiations with ACOA to

have the payment scheduled amended.

262,621

267,378

Long-term loan, non-interest bearing, repayable starting

in 2006.

55,000

55,000

Promissory note, unsecured, bearing interest at 6%

per month, due on demand.

 32,642

33,234

ACOA, Amelia marketing loan, unsecured repayable

contribution, non-interest bearing, repayable in 39

monthly instalments of $5,256.  First repayment was

due February 1, 2004.  The Company is currently in default

of this loan and is in negotiations with ACOA to have the

payment schedule amended.

359,159

365,664

Promissory notes, unsecured, bearing interest at

varying rates between 6.7% - 15%, which were repayable

between August, 2001 and January 2003.

282,668

299,927

BDC leasehold loan, secured by shareholder guarantee

and general security agreement covering equipment,

bearing interest at 10.8%, repayable in 3 consecutive

monthly payments of $631, beginning November 15, 2002,

followed by 27 consecutive payments of $2,113 beginning

February 15, 2003 to April 2005, followed by 1 payment

September 15, 2005 of $2,129, followed by 16 consecutive

payments of $2,113 starting October 15, 2005.

35,323

44,420

Shareholder loan, bearing interest at 26%,

repayable in minimum monthly installments of $1,228,

beginning in December 2002 and continuing until balance

is paid in full.

131,002

133,375

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2005

(in US dollars)

June 30

December 31

5. Long term debt (continued)

2005

2004

Shareholder loan, non-interest bearing, no set terms

of repayment.

1,466

1,483

1,232,918                   1,274,841

Less current portion of long-term debt

1,051,079

1,082,014

$

181,839

$

192,827

The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2005 are approximately as follows:

2006

$ 1,051,079

2007

   49,095

2008

   47,986

2009

   15,903

20010

   15,903

and thereafter

   52,952

Total

$ 1,232,918

At June 30, 2005 the Company is in default on principal and interest payments for many of its obligations as follows:

Principal payments in default

$ 1,026,031

Interest payments in default

470,422

$ 1,496,453

All debt and interest in default is included in current liabilities at June 30, 2005.  The Company is attempting to refinance both its long-term and short-term debt obligations.  No waivers have been obtained by the Company.

6.

Convertible debt

Convertible debt at June 30, 2005 consists of debt which is convertible into common stock.

June 30

December 31

     2005                 2004

Shareholder loan, bearing interest at 8%, convertible into

common shares at the closing price of shares at the date

of conversion.  Management is currently in negotiations with the holder of the convertible debt to convert the debt into the Company’s common shares

$65,288

  $66,400

Shareholder loan, non-interest bearing convertible into

common shares at the market price at the date of conversion.

 9,912

  10,162

$75,200

         $76,562

At June 30, 2005, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended, as such amounts would be anti-dilutive.

There is no beneficial conversion associated with the convertible debt.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2005

(in US dollars)

7.

Minority interest

At June 30, 2005 and December 31, 2004, minority interest consists of preferred shares of CONVERGix Inc. (“CONVERGix”) and preferred shares of Cynaptec Information Systems, Inc. (“Cynaptec”). The minority interest in CONVERGix arose following the merger with InteliSys Aviation Systems of America Inc. (“IASA”) on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger. The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.  The preferred shares of Cynaptec are redeemable by the holder in 2005.  Accordingly, the redemption value of the preferred shares has been classified as a current liability.

8.

Capital stock

At June 30, 2005, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

100,000,000 shares of common stock, par value $0.001 per share.

At June 30, 2005, there are 61,565,998 shares of Common Stock outstanding.  In addition, there are 21,788,333 issued and outstanding Special Class B “Exchangeable Shares” in the Company’s wholly owned subsidiary Intelisys Acquisition Inc.  The exchangeable shares have equal voting rights and equal economic value as the Company’s common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company’s common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at June 30, 2005 and have been included in calculating the basic loss per share.

During the six months ended June 30, 2005, the Company issued 1,285,000 shares of common stock pursuant to the exercise of some of the Company’s outstanding stock options for consideration of $1,285.

During the year ended December 31, 2004, the Company agreed to issue 1,025,430 shares of common stock to an employee in settlement of $20,509 owed to the employee.  The shares were issued during the six months ended June 30, 2005.

During the six months ended June 30, 2005, the Company issued 10,400,000 shares of common stock to non-employees pursuant to the exercise of some of the Company’s outstanding stock options for consideration of $10,400.

Stock options

During the year ended December 31, 2004, the Company issued 650,000 stock options to a shareholder, who is a non-employee, for consulting and other services, valued at $103,350.  The options may be exercised by the optionee in whole or in multiples of 1,000 shares at any time on or prior to December 31, 2005 for an exercise price of $0.10 per share.  As at June 30, 2005, all 650,000 options remain unexercised.

During the year ended December 31, 2004, the Company issued 4,987,670 stock options to its employees and executive management, under its 2004 Stock Option Plan as filed with the Securities and Exchange Commission in April 2004, valued at $149,270.

During the six months ended June 30, 2005, the Company issued 10,600,000 stock options to consultants in lieu of services, under its 2005 Stock Option Plan as filed with the Securities and Exchange Commission in June 2005, valued at $242,741. These stock options have an exercise price of $0.001 which vest immediately and expire in 10 years.  As at June 30, 2005, 200,000 options remain unexercised.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2005

(in US dollars)

8.

Capital stock (continued)

The following table outlines the status of all of the Company’s outstanding stock options:

  Amount

Exercise price

Date exercisable

Expiration

   650,000

$0.10

immediately

December 31, 2005

   200,000

$0.001

immediately

June 30, 2015

2,286,854

$0.001

immediately

December 31, 2014

   510,544

$0.03

immediately

December 31, 2014

   255,272

$0.03

December 31, 2005

December 31, 2014

3,902,670

Stock option activity is presented below:

                             Weighted average

                                                                 Number of shares

                exercise price

Outstanding, December 31, 2004

   4,987,670

$ 0.02

Granted

 10,600,000

 0.001

Exercised

(11,685,000)

 0.003

Outstanding, June 30, 2005

   3,902,670

$ 0.02

9.

Commitment

The Company is committed to minimum annual lease payments under an operating lease for office space.  The minimum payments required under this lease for each of the two years subsequent to June 30, 2005 are approximately as follows:

July 1, 2005 to June 30, 2006

 $ 100,291

July 1, 2005 to February 28, 2007

     66,861

10.

Related party transactions

(a)

Accounts payable and accurals at June 30, 2005 include amounts owing to shareholders, officers and employees of $765,542 (December 31, 2004 - $600,987).

(b)

Promissory notes at June 30, 2005 include amounts owing to related parties and to shareholders of $165,264 (December 31, 2004)

(c)

During the six months ended June 30, 2005, the Company expensed $65,851 (2004 - $9,972) of interest charges on a loan payable to a related party.

(d)

During the six months ended June 30, 2005, the Company paid interest of $4,859 (2004 –$2,280) on a shareholder’s personal debt which is related to personal property of the shareholder that is pledged as security for the Company’s debt obligations.

(e)

During the six months ended June 30, 2005, the Company expensed $51,745 (2004-$2,470) for consulting fees performed by a related party.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2005

(in US dollars)

11.

Bad debt recovery

During the six months ended June 30, 2005, the Company collected $42,691 from a former customer.  The amount was recognized as part of the allowance for doubtful accounts as at December 31, 2004.  The Company has recorded the collection as a bad debt recovery on its statement of operations for the six months ended June 30, 2005.  The customer has since ceased operations and the subsequent balance that remained in the allowance for doubtful accounts has been written off as at June 30, 2005.

12.

Contingency

During the first quarter ended March 31, 2005, the Company received notice that a former employee is taking legal action against the Company for wrongful dismissal.  No provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable.

13.

Schedule of selling, general and administrative expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Finance and administrative wages & benefits	$ 30,492	$ 59,017	$ 87,643	$ 150,882
Bad debts	-	-	-	10,276
Stock issued for financing fees	-	-	-	473,409
Stock issued as part of debt settlement	-	100,820	-	100,820
Professional and consulting fees	181,763	720,498	241,785	784,633
Rent	24,897	27,295	50,146	50,827
Telecommunications	19,614	6,715	40,994	29,941
Insurance	10,342	8,429	20,870	16,494
Other general expenses	22,608	(24,167)	32,042	55,393
	$ 289,716	$ 898,608	$ 473,480	$ 1,672,675

14.

Comparative figures

Certain of the 2004 comparative figures have been reclassified to conform with the financial statement presentation adopted for the current period.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

In August of 2003, InteliSys Aviation Systems of America Inc. (the “Company”, “we”, or “Intelisys”) changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc. pursuant to a consent of the Company’s shareholders, to better reflect its new business activities.

The Company was incorporated on June 4, 1999. We were engaged in two lines of business: owning and operating income producing real estate, and a finance business which originated and serviced loans to individuals and to businesses. The real estate business was spun off in 2000. The finance business was sold on December 31, 2002.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted.  The approximate conversion rate as of June 30, 2005 was CAD $1.00 for USD $.82.

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

The Company has continued with the execution of its business plan and has been successful in signing 22 customers since it has begun its marketing efforts in 2001.  The Company has signed 2 new customers during the 6 months ended June 30, 2005. Our product is gaining worldwide acceptance with the signing of customers in key geographic areas of the world.

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

Management recognizes the need to continue its managed growth while at the same time addressing its leveraged balance sheet. The investment made in developing the amelia suite and implementing the infrastructure required to deliver it, has burdened the Company with a large amount of debt.

Management continues to focus on seeking new customers and seeking new sources of financing to help it continue its growth strategy and satisfy its debt obligations. No assurance can be given that the Company will be successful in generating higher revenues or in raising additional capital. Even if the Company generates higher revenues and raises additional capital, there can be no assurance that the company will achieve positive cash flow, thereby requiring the Company to curtail its operating activities.

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

Results of Operations for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

InteliSys Aviation Systems of America Inc. had revenues of $459,974 for the three months ended June 30, 2005 as compared to $347,513 for the three months ended June 30, 2004 an increase of $112,461 or 32%.  This increase was primarily due to an increase in client base as well as strong growth experienced by our customers.  The increase in clients was the direct result of the Company’s continued success in their marketing activities since emerging from its development stage in 2001.  The Company’s revenue stream is made up of monthly fixed and variable recurring revenues from its customers whose contracts vary from 12 to 120 months in length.  In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers.

Cost of service delivery increased to $298,974 during the three months ended June 30, 2005 from $260,625, an increase of $38,349 or 15%.  The increase in cost of delivery is attributed to the increase in labor costs associated with the increase in product delivery as evidenced by the Company’s increase in revenues.

Gross profit for the period increased to $161,000 for the three months ended June 30, 2005 from $86,888 during the same period ended June 30, 2004, an increase of $74,112 or 85%.  This increase is directly attributed to the increase in revenues partially offset by the increase in cost of delivery expense.

Selling, general and administrative expenses decreased to $289,716 during the three months ended June 30, 2005 from $898,608 during the same period in 2004. This represents a substantial decrease of $608,892 or 68%.  This decrease is the direct result of the Company recognizing non-cash consulting expenses of $691,558 for consulting fees during the three months ended June 30, 2004 that did not reoccur during the same period ending June 30, 2005.  Furthermore, the Company’s administrative wages and benefits decreased by $28,525 during the three months ended June 30, 2005 as compared to the same period ending in 2004.  This decrease in wages and benefits is due to a reduced number of employees.

Due to the increase in revenues and substantial decrease in selling, general and administrative expenses, the Company’s “loss before undernoted” has decreased to $128,716 during the three months ended June 30, 2005 as compared to an “loss before undernoted” of $811,720 for the same period ended June 30, 2004.

The Company’s interest expense decreased to $62,649 during the three months ended June 30, 2005 from $64,389 during the same period ended in 2004, a decrease of $1,740 or 3%.

The Company’s depreciation expense was stable during the three months ended June 30, 2005 and 2004.

Net loss for the three months ended June 30, 2005 decreased to $213,265 from a net loss of $895,689 for the same period ended June 30, 2004, a decrease of $682,424 or 76%.

Basic loss per share was $0.01 for the three months ended June 30, 2005 as compared to net loss per share of $0.02 for the same period ending June 30, 2004.

Results of Operations for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

InteliSys Aviation Systems of America Inc. had revenues of $931,247 for the six months ended June 30, 2005 as compared to $715,270 for the six months ended June 30, 2004 an increase of $215,977 or 30%.  This increase was primarily due to an increase in client base as well as strong growth experienced by our customers.

Cost of service delivery increased to $632,011 during the six months ended June 30, 2005 from $511,227, an increase of $120,784 or 24%.  The increase in cost of delivery is attributed to the increase in labor costs associated with the increase in product delivery as evidenced by the Company’s increase in revenues.

Gross profit for the period increased to $299,236 for the six months ended June 30, 2005 from $204,043 during the same period ended June 30, 2004, an increase of $95,193 or 47%.  This increase is directly attributed to the increase in revenues partially offset by the increase in cost of delivery expense.

Selling, general and administrative expenses decreased to $473,480 during the six months ended June 30, 2005 from $1,672,675 during the same period in 2004. This represents a substantial decrease of $1,199,195 or 72%.  This decrease is the direct result of the Company recognizing non-cash consulting expenses of $691,558 for consulting fees and $473,409 for non-cash financing fees during the six months ended June 30, 2004 that did not reoccur during the same period ending June 30, 2005.  Furthermore, the Company’s administrative wages and benefits decreased by $63,239 during the six months ended June 30, 2005 as compared to the same period ending in 2004.

Due to the increase in revenues and substantial decrease in selling, general and administrative expenses, the Company’s “loss before undernoted” has decreased to $174,244 during the six months ended June 30, 2005 as compared to an “loss before undernoted” of $1,468,632 for the same period ended June 30, 2004.

The Company’s interest expense increased to $115,839 during the six months ended June 30, 2005 from $106,571 during the same period ended in 2004, an increase of $9,268 or 9%.

The Company’s depreciation expense was stable during the six months ended June 30, 2005 and 2004.

During the six months ended June 30, 2005, the Company recognized bad debt recoveries of $42,691 that did not occur during the six months ended June 30, 2004. The amount was recognized as part of the allowance for doubtful accounts as at December 31, 2004.  The Company has recorded the collection as a bad debt recovery on its statement of operations for the six months ended June 30, 2005.

During the six months ended June 30, 2004, the Company recorded an expense of $692,143 attributed to stock issued for a dispute settlement with a shareholder.  This did not occur during the six months ended June 30, 2005.

Net loss for the six months ended June 30, 2005 decreased to $301,097 from a net loss of $2,318,757 for the same period ended June 30, 2004, a decrease of $2,017,660 or 87%.

Basic loss per share was $0.01 for the six months ended June 30, 2005 as compared to net loss per share of $0.05 for the same period ending June 30, 2004.

Liquidity and Capital Resources

On January 1, 2005, the Company had zero cash and a cash overdraft of $11,037.

Net cash provided by operating activities was $26,841 for the six months ended June 30, 2005.  Net cash provided by operating activities for the six months ended June 30, 2005 resulted primarily from the net loss for the six month period offset by non-cash expenses, increases in payables, a decrease in receivables, a decrease in deferred revenues and an increase in prepaid expense.

Net cash used in financing activities for the six months ended June 30, 2005 was $20,134.  Net cash used in financing activities was the result of proceeds from the issuance capital stock offset by a net repayment of long-term debt.

Net cash used in investing activities was $8,862 for the six month period ending June 30, 2005.  Net cash used in investing activities was attributed to an investment in capital assets.

Changes in exchange rates affected cash by $2,155 during the six months ended June 30, 2005.

Cash increased by $NIL during the six months ended June 30, 2005.

The Company had zero cash and a cash overdraft of $2,223 on June 30, 2005.

The Company had net working capital deficiencies of $2,834,797 as of June 30, 2005 and $2,874,707 as of December 31, 2004.

On January 1, 2004, the Company had zero cash and a cash overdraft of $28,276.

Net cash used in operating activities was $496,473 for the six months ended June 30, 2004.  Net cash used in operating activities for the six months ended June 30, 2004 resulted primarily from the net loss for the six month period offset , increases in receivables, a decrease in deferred revenues, an increase in payables, an increase in prepaids and an increase  in other non cash expenses.

Net cash provided from financing activities for the six months ended June 30, 2004 was $584,706.  This increase is directly attributed to the proceeds received from the issuance of capital stock partially offset by repayments of some long-term debt.

Net cash used in investing activities was $15,833 for the six month period ending June 30, 2004.  Net cash used in investing activities was mostly attributed to an investment in capital assets.

Changes in exchange rates affected cash by ($39,436) during the six months ended June 30, 2004.

Cash increased by $32,964 during the six months ended June 30, 2004.

The Company had cash of $32,964 on June 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES.

(a) Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures by the Company’s management, with the participation of the Company’s Principal Chief Executive and Financial Officer, the Company’s Principal Chief Executive and Financial Officer has, for the reasons noted below, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not fully effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and financial officer, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of such certifications, information concerning InteliSys’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certifications.  The certifying officer worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.  The Company believes that any of the abovementioned deficiencies or weaknesses in the Company’s internal controls identified by the Company’s independent auditors do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.

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

PART II -

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the first quarter ended March 31, 2005, the Company received notice that a former employee is taking legal action against the Company for wrongful dismissal.  No provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, the Company issued 10,400,000 shares of common stock to non-employees pursuant to the exercise of some of the Company’s outstanding stock options for consideration of $10,400.

During the three months ended June 30, 2005, the Company issued 10,600,000 stock options to consultants in lieu of services, under its 2005 Stock Option Plan as filed with the Securities and Exchange Commission in June 2005, valued at $242,741. These stock options have an exercise price of $0.001 which vest immediately and expire in 10 years.  As at June 30, 2005, 200,000 options remain unexercised.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

InteliSys Aviation Systems of America has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol IYSA. As of August 19, 2005, the Company's common stock has been thinly traded at a price range between $.008 and $.20 per share over the past 52 weeks.

In April 2005, the Company accepted the resignation from Mr. Gallant, the Company’s chief financial officer.  Mr. Gallant has decided to pursue other business interests but has agreed to provide consulting services to the Company as required.  In the interim, the Company has engaged an independent consultant to help with the day-to-day operations of the Company.

Currently the Company does not have any procedures by which security holders may recommend nominees to its board of directors.

ITEM 6.    EXHIBITS

Exhibit No.	Description	Where Found

31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: August __, 2005	By: /s/ Ralph Eisenschmid
Ralph Eisenschmid
President and Chief Executive and Financial Officer (Principal Chief Executive and Financial Officer)

EXHIBIT 31.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Eisenschmid, President and Chief Executive and Financial Officer of Intelisys Aviation Systems of America Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Intelisys Aviation Systems of America Inc. (the “Company”).

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

    a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c)       Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d)       Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.     I have disclosed, based on our most recent evaluation, to the Company’s auditors:

    a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

    b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: August __, 2005	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President and Chief Executive and Financial Officer (Principal Chief Executive and Financial Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive and Financial Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc(the "Company") certifies, under the  standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the six months ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August __, 2005

                                     /s/ Ralph Eisenschmid

                                     ---------------------

                                     Ralph Eisenschmid

                                     President and Chief Executive and Financial Officer

                                     (Principal Chief Executive and Financial Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.