Form 10QSB
period 2005-09-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2005-11-14
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

(506) 532-8515

 (Issuer's telephone number)

_________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [  X ]  NO [    ]

The company had 61,565,998 shares of common stock par value $.001 per share, outstanding at November 10, 2005.  In addition, there are 21,788,333 issued and outstanding Special Class B “Exchangeable Shares” in the company’s wholly owned subsidiary, InteliSys Acquisition Inc. As outlined in Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as the company’s common shares as they may be exchanged by the holder at any time on a one for one basis for the company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the company’s common shares on that date.

Transitional Small Business Format

Yes  [   ]

No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ X ]  NO [   ]

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

InteliSys Aviation Systems of America Inc.

Consolidated Financial Statements – Unaudited

September 30, 2005

(In US dollars)

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets - Unaudited

As at September 30, 2005 and December 31, 2004

September 30

December 31

(in US dollars)

2005

2004

Assets

Current assets

Receivables (net of allowance for doubtful accounts of

$NIL; December 31, 2004 - $143,737)

$

233,007

$

239,536

Prepaid expenses

97,940

44,349

Total current assets

330,947

283,885

Capital assets (net of accumulated depreciation of $919,366;

December 31, 2004 - $788,153)

514,748

571,744

Other intangibles

15

14

$

845,710

$

855,643

Liabilities

Current liabilities

Bank indebtedness (Note 4)                                               $        25,490        $         44,237

Accounts payable

1,336,812

1,257,530

Accrued expenses and other liabilities

474,554

541,363

Deferred revenue

15,814

25,748

Current portion of long-term debt (Note 5)

301,134

1,082,014

Current portion of minority interest (Note 7)

204,015

207,700

Total current liabilities

2,357,819

3,158,592

Long-term debt (Note 5)

1,049,094

192,827

Convertible debt (Note 6)

79,369

76,562

3,486,282

3,427,981

Minority interest (Note 7)

1,733,910

1,661,692

Commitments and contingency (Notes 9, 12)

Shareholders’ Deficiency

Capital stock (Note 8)

83,304

70,394

Additional paid in capital (Note 8)

8,183,291

7,921,066

Common stock issuable

-

20,509

Subscriptions receivable

(10,600)

-

Accumulated other comprehensive loss

(1,043,021)

(889,822)

Accumulated deficit

  (11,587,456)

(11,356,177)

(4,374,482)

(4,234,030)

$

845,710

$

855,643

Continuance of operations (Note 1)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations - Unaudited

For the three and nine months ended September 30, 2005 and 2004

Three

Three

Nine

Nine

months

months

months

months

ended

ended

ended

ended

September 30

September 30

September 30

September 30

(in US dollars)

2005

2004

2005

2004

Revenue

$ 489,357

$ 434,852

$ 1,420,604

$ 1,150,122

Cost of service delivery

254,210

286,254

886,221

797,481

Gross profit

235,147

148,598

534,383

352,641

Costs and expenses:

Selling, general and administrative

   expenses (Note 13)

279,142

678,727

752,622

2,351,402

Depreciation and amortization

33,904

41,632

97,071

103,827

Bad debt recovery (Note 11)

-

-

(43,078)

-

-

Loss before undernoted

(77,899)

(571,760)

(272,232)

(2,102,587)

Other income (expenses)

Interest expense

(44,288)

(50,502)

(160,127)

(157,073)

Gain on debt settlement (Note 14)

191,618

411

201,080

11,195

Development tax credit refund

-

15,170

-

15,170

Shareholder settlement

-

-

-

(692,143)

Net income (loss) before income taxes

$ 69,431

$ (606,681)

$ (231,279)

$ (2,925,438)

Income taxes

-

-

-

-

Net income (loss)

$ 69,431

$ (606,681)

$ (231,279)

$ (2,925,438)

Net income (loss) per share-basic and

diluted

$ 0.01

$ (0.02)

 $ (0.01)

$ (0.05)

Weighted average number of shares

outstanding – basic and diluted

83,354,331

67,189,505

76,456,771

51,557,110

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statement of Shareholders’ Deficiency - Unaudited

For the nine months ended September 30, 2005

(in US dollars)

	Common Shares	Capital stock	Additional paid in capital	Common stock issuable	Subscriptions receivables	Accumulated other comprehensive loss	Accumulated deficit	Total

Balance - December 31, 2004	70,443,901	$70,394	$7,921,066	$20,509	$ -	$ (889,822)	$(11,356,177)	$(4,234,030)
Stock issued on exercise of stock options (Note 8)	1,285,000	1,285	-	-	-	-	-	1,285
Stock issued for settlement of employee debt (Note 8)	1,025,430	1,025	(20,509)	(20,509)	-	-	-	-
Stock options issued for consulting services (Note 8)	-	-	-	-	-	-	-	242,741
Stock subscribed (Note 8)	10,600,000	10,600	-	-	(10,600)	-	-	-
Comprehensive income:
Net loss (Page 2)							(231,279)
Currency translation adjustment						(153,199)
Total comprehensive loss								(384,478)
Balance –September 30, 2005	83,354,331	$83,304	$8,183,291	$ -	$(10,600)	$(1,043,021)	$(11,587,456)	$(4,374,482)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows - Unaudited

For the nine months ended September 30, 2005 and 2004

(in US dollars)

2005

2004

Increase (decrease) in cash

Operating activities

Net loss

$

(231,279)

$ (2,925,438)

Adjustments to reconcile net loss to net cash used

in operations

Items not affecting cash

Depreciation and amortization

97,071

103,827

Shares issued for consideration other than cash

-

1,417,831

Stock issued as part of shareholder settlement

-

692,143

Stock based compensation expense

242,741

149,270

Gain on debt settlement

(201,080)

(11,195)

Changes in non-cash working capital items

Accounts receivable

118,126

(188,258)

Prepaid expenses

12,833

31,211

Tax credits receivable

189,486

(15,772)

Accounts payable and accrued liabilities

(34,805)

(20,211)

Deferred revenue

(50,337)

2,577

Net cash provided from (used in) operating activities

142,756

(764,015)

Financing activities

Net proceeds from the issuance of capital stock

1,285

904,574

Proceeds from long term debt

-

55,170

Net repayment of bank indebtedness

(8,301)

13,315

Repayment of long-term debt

(46,041)

(127,907)

Net cash (used in) provided by financing activities

(53,057)

818,522

Investing activities

Acquisition of property and equipment

(24,363)

(78,646)

Effects of exchange rates on cash

(65,336)

24,139

Net increase (decrease) in cash

-

-

Cash,

beginning of period

-

-

-

Cash, end of period

$

-

$

-

Supplemental cash flow information

Interest paid

$ 25,007

$ 39,405

Non-cash operating, investing and financing activities:

Stock based compensation

242,741

149,270

Stock issued as part of shareholder settlement

-

692,143

Transfer of payables to long term debt due to

an agreement renegotiation

78,082

-

Common stock subscription receivable

10,600

-

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

September 30, 2005

(in US dollars)

1.

               Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As indicated in the consolidated financial statements, the Company incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due.  At September 30, 2005, the Company has a working capital deficiency of $2,026,872 and a shareholders’ deficiency of $4,374,482.  These factors, among others, strongly indicate that the Company might not be able to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management’s plans

The Company has continued with the execution of its business plan and has been successful in signing 23 customers since it has begun its marketing efforts in 2001.  The Company’s product is gaining acceptance with the signing of customers in geographic areas of the world the Company considers key.

Geographic Information

Revenues *

Canada

$866,149

United Arab Emirates

395,197

Other foreign countries

  159,258

Total

$1,420,604

*

Revenues are attributed to countries based on location of customer for the nine months ended September 30, 2005.

The Company has increased its revenues since commercialization efforts began in 2001 and is continuously looking at ways to further diversify its revenue stream by increasing its product offering and further promoting its consulting services. Due to the higher risk associated with airlines in the current economic climate and since InteliSys has a significant component of foreign business, InteliSys has taken steps to insure all foreign and selected domestic accounts against default of payment or insolvency of the client. Insurance was taken out with EDC (Export Development Corporation) and insures all receivables with a recovery of 90% for receivables which are past 90 days.

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

Unaudited

September 30, 2005

(in US dollars)

1.

Ability to continue operations (continued)

Even if the Company generates higher revenues and raises additional capital, there can be no assurance that the company will achieve positive cash flow, thereby requiring the Company to curtail its operating activities.

2.        Summary of significant accounting policies

a)

Basis of presentation

These unaudited consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America and have been prepared on the same basis as the annual audited consolidated financial statements.  The Company without audit has prepared these consolidated financial statements.

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

September 30, 2005

(in US dollars)

2.

Summary of significant accounting policies (continued)

d)

      Stock-based compensation

In accordance with the accounting requirements of SFAS 123, “Share-Based Payments” the Company uses the fair value – based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees.

The fair value of the Company's stock-based awards granted to employees and non-employees for the three and nine month periods ended September 30, 2005 was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	For the Three Months		For the Nine Months
	ended September 30		ended September 30

	2005	2004	2005	2004
Expected life of employee stock options (in years)	10	10	10	10
Volatility	127%	199%	127%	199%
Risk-free interest rate	4.51%	4.13%	4.51%	4.13%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under
employee stock option plans granted during the
period	$0.02	$0.03	$0.02	$0.03

3.

Concentrations

Concentrations of Credit Risk

At September 30, 2005, one significant customer accounted for 39% of trade accounts receivable. At December 31, 2004, two significant customers accounted for 61% of trade accounts receivable which are 49% and 12% respectively.

Concentration in Operations

For the three months ended September 30, 2005, one significant customer accounted for 32% of revenue.  In 2004, two significant customers accounted for 36% of revenue, which are 25% and 11% respectively.

For the nine months ended September 30, 2005, one significant customer accounted for 32% of revenue.  In 2004, two significant customers accounted for 36% of revenue, which are 25% and 11% respectively.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

September 30, 2005

(in US dollars)

4.

Bank indebtedness

The Company has an authorized operating line of credit of $ 34,450, which bears interest of prime plus 3.50% (8.00% as at September 30, 2005).   As of September 30, 2005 the company had written cheques in excess of the operating line of credit in the amount of $NIL (December 31, 2004 - $11,037)

                          September 30

                             December 31

5.

Long-term debt

2005

                  2004

Atlantic Canada Opportunities Agency (ACOA)

unsecured repayable contribution, non-interest bearing

except for delinquent balance.  Repayments to begin

May 2, 2006 of $612, $1,292 for the next 8 months, $2,153

for the next 15 months, $3,445 for the next 9 months and a

final payment of $2,833.  Payment on interest charged

on delinquent payments to begin November 1, 2005 of $258

for 5 months, $1,292 for one month and a final payment

of $680.

$  77,086

              $

                  74,360

ACOA unsecured repayable contribution, non-interest bearing

except for delinquent balance, repayment is calculated as 3%

of the gross annual sales.  Repayment to begin January 2, 2006 of $324, $345 for the next 2 months, $1,723 for the next 10 months

$2,153 for the next 15 payments, $2,584 for the next 10 payments,

$4,307 for the next 9 payments and a final payment of $1,841.

Payments on interest charged on delinquent payments to begin

November 1, 2005 of $345 for 2 months, and a final payment

of $21.  Subsequent repayments are due monthly until the

contribution has been paid.

277,180

                  267,378

Long-term loan, non-interest bearing loan, the first payment may be due starting August 2006 conditional upon reservation volumes exceeding specified passenger segments per month,

the repayment is on a dollar per dollar basis, any balance

owing beyond July 2014 will be forgiven.

55,000

                  55,000

Promissory note, unsecured, bearing interest at 6%

per month, due on demand.

 34,452

                  33,234

ACOA, Amelia marketing loan, unsecured repayable

contribution, non-interest bearing, except for delinquent

balance.  Repayments to begin August 2, 2006 for 101

consecutive monthly payments ranging in amounts of $448

to $8,613.  Payments on interest charged on delinquent

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

September 30, 2005

(in US dollars)

5.

Long-term debt (continued)

payments to begin November 1, 2005 of $258 for 5 months,

$1,292 for one month and a final payment of $853.

379,069

365,664

Promissory notes, unsecured, bearing interest at

varying rates between 6.7% - 26%, which were repayable

between August 2001 and January 2003.

276,015

299,927

BDC leasehold loan, secured by shareholder guarantee

and general security agreement covering equipment,

bearing interest at 10.8%, repayable in 3 consecutive

monthly payments of $625, beginning November 15, 2002,

followed by 27 consecutive payments of $1,888 beginning

February 15, 2003 to April 2005, followed by 1 payment

September 15, 2005 of $1,903, followed by 16 consecutive

payments of $1,888 starting October 15, 2005.

35,072

44,420

Shareholder loan, bearing interest at 8% compounded monthly,

repayable in 1 payment of $1000 in September 2005, followed

by 3 monthly payments of $2,000, followed by monthly payments of $3000 until the principal and interest have been paid in full.

214,814

 133,375

Shareholder loan, non-interest bearing, no set terms

of repayment.

1,540

1,483

1,350,228

1,274,841

Less current portion of long-term debt

   301,134

1,082,014

$1,049,094

$192,827

The aggregate maturities of long-term debt for each of the five years subsequent to September 30th are approximately as follows:

2006

$301,134

2007

 130,893

2008

 170,447

2009

 156,401

2010

 144,908

and thereafter

 446,445

Total

$ 1,350,228

At September 30, 2005 the Company is in default on principal and interest payments for many of its obligations as follows:

Principal payments in default

$ 209,467

Interest payments in default

281,502

$ 490,969

All debt and interest in default is included in current liabilities at September 30, 2005.  The Company is attempting to refinance both its long-term and short-term debt obligations.  No waivers have been obtained by the Company.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

September 30, 2005

(in US dollars)

6.

Convertible debt

Convertible debt at September 30, 2005 consists of debt which is convertible into common stock.

September 30

       December 31

               2005

                   2004

Shareholder loan, bearing interest at 8%, convertible into

common shares at the closing price of shares at the date

of conversion.  Management is currently in negotiations with the holder of the convertible debt to convert the debt into the Company’s common share.

           $ 69,904

                    $ 66,400

Shareholder loan, non-interest bearing convertible into

common shares at the market price at the date of conversion.

            10,465

                    10,162

            $ 79,369

                          $ 76,562

At September 30, 2005, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended; as such amounts would be dilutive for the three months ended September 30, 2005.

There is no beneficial conversion associated with the convertible debt.

7.

Minority interest

At September 30, 2005 and December 31, 2004, minority interest consists of preferred shares of CONVERGix Inc. (“CONVERGix”) and preferred shares of Cynaptec Information Systems, Inc. (“Cynaptec”). The minority interest in CONVERGix arose following the merger with InteliSys Aviation Systems of America Inc. (“IASA”) on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger. The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.  The preferred shares of Cynaptec are redeemable by the holder in 2005.  Accordingly, the redemption value of the preferred shares has been classified as a current liability.

8.

Capital stock

At September 30, 2005, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

100,000,000 shares of common stock, par value $0.001 per share.

At September 30, 2005, there are 61,565,998 shares of Common Stock outstanding.  In addition, there are 21,788,333 issued and outstanding Special Class B “Exchangeable Shares” in the Company’s wholly owned subsidiary Intelisys Acquisition Inc.  The exchangeable shares have equal voting rights and equal economic value as the Company’s common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company’s common shares on that date.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

September 30, 2005

(in US dollars)

8.

Capital stock (continued)

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at September 30, 2005 and have been included in calculating the basic income and loss per share.

During the nine months ended September 30, 2005, the Company issued 1,285,000 shares of common stock pursuant to the exercise of some of the Company’s outstanding stock options for consideration of $1,285.  During this same period, the Company also issued 10,600,000 shares of subscribed common stock pursuant to the exercise of some of the Company’s outstanding stock options for subscriptions receivable of $10,600.

During the year ended December 31, 2004, the Company agreed to issue 1,025,430 shares of common stock to an employee in settlement of $20,509 owed to the employee.  The shares were issued during the nine months ended September 30, 2005.

Stock options

During the year ended December 31, 2004, the Company issued 650,000 stock options to a shareholder, who is a non-employee, for consulting and other services, valued at $103,350.  The options may be exercised by the optionee in whole or in multiples of 1,000 shares at any time on or prior to December 31, 2005 for an exercise price of $0.10 per share.  As at September 30, 2005, all 650,000 options remain unexercised.

During the year ended December 31, 2004, the Company issued 4,937,670 stock options to its employees and executive management, under its 2004 Stock Option Plan as filed with the Securities and Exchange Commission in April 2004, valued at $149,270.  As of September 30, 2005 the number of unexercised options was 3,052,670.

During the nine months ended September 30, 2005, the Company issued 10,600,000 stock options to consultants in lieu of services, under its 2005 Stock Option Plan as filed with the Securities and Exchange Commission in June 2005, valued at $242,741. As at September 30, 2005, all options have been exercised.

The following table outlines the status of all of the Company’s outstanding stock options:

  Amount

Exercise price

Date exercisable

Expiration

   650,000

$0.10

immediately

December 31, 2005

2,286,854

$0.001

immediately

December 31, 2014

   510,544

$0.03

immediately

December 31, 2014

   255,272

$0.03

December 31, 2005

December 31, 2014

3,702,670

Stock option activity is presented below:

               Weighted average

                                                                      Number of shares

                exercise price

Outstanding, December 31, 2004

4,987,670

$  0.02

Authorized and issued

10,600,000

0.001

Exercised

(11,885,000)

0.003

Outstanding, September 30, 2005

3,702,670

$  0.02

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

September 30, 2005

(in US dollars)

9.

Commitment

The Company is committed to minimum annual lease payments under an operating lease for office space.  The minimum payments required under this lease for each of the two years subsequent to September 30, 2005 are approximately as follows:

October 1, 2005 to September 30, 2006

$ 100,291

October 1, 2006 to February 28, 2007

     41,788

10.

Related party transactions

(a)

Accounts payable and accruals at September 30, 2005 include amounts owing to shareholders, officers and employees of $711,679 (December 31, 2004 - $600,987).

(b)

Promissory notes at September 30, 2005 include amounts owing to related parties and to shareholders of $238,014 (December 31, 2004 – $142,857).

(c)

During the nine months ended September 30, 2005, the Company expensed $43,143 (2004 - $31,737) of interest charges on a loan payable to a related party.

(d)

During the nine months ended September 30, 2005, the Company paid interest of $7,752 (2004 – $6,107) on a shareholder’s personal debt which is related to personal property of the shareholder that is pledged as security for the Company’s debt obligations.

(e)

During the nine months ended September 30, 2005, the Company expensed $66,187 (2004-$44,460) for consulting fees performed by a related party.

(f)

During the nine months ended September 30, 2005, the Company settled an outstanding debt with a shareholder writing off $143,303 in accrued interest.

11.

Bad debt recovery

During the nine months ended September 30, 2005, the Company collected $43,078 from a former customer.  The amount was recognized as part of the allowance for doubtful accounts as at December 31, 2004.  The Company has recorded the collection as a bad debt recovery on its statement of operations for the nine months ended September 30, 2005.  The customer has since ceased operations and the subsequent balance that remained in the allowance for doubtful accounts has been written off as at September 30, 2005.

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

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

September 30, 2005

(in US dollars)

13.

Schedule of selling, general and administrative expenses

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Finance and administrative wages & benefits	$ 45,023	$ 67,086	$ 132,668	$ 217,968
Bad debts	1,911	(9,195)	1,911	1,081
Stock issued for financing fees	-	211,434	-	684,843
Stock issued as part of debt settlement	-	-	-	100,820
Professional and consulting fees	128,899	350,454	370,681	1,135,087
Rent	25,755	20,079	75,901	70,906
Telecommunications	18,373	17,626	59,367	47,567
Insurance	14,470	10,690	35,340	27,184
Other general expenses	44,711	10,553	76,754	65,946
	$ 279,142	$ 678,727	$ 752,622	$ 2,351,402

14.

Gain on debt settlement

During the nine months ended September 30, 2005, the Company reached a settlement with certain unsecured trade creditors that resulted in the Company recording a gain on debt settlement of $65,131 (2004 - $11,195).

During the nine months ended September 30, 2005, the Company reached a settlement on an amount due to a shareholder.  The settlement resulted in the Company recognizing a gain from debt settlement of $135,949.

15.

Comparative figures

Certain of the 2004 comparative figures have been reclassified to conform to the financial statement presentation adopted for the current period.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

InteliSys Aviation Systems of America Inc. (the “Company”, “we”, or “Intelisys”) is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.  The foregoing discussion includes forward looking statements relating to the business of the Company.  Such forward-looking statements may be identified by the use of terminology such as "plan", "may", "will", "expects", "intends", "anticipates", "estimate", "should", or "continue", or the negative thereof or other variations thereon or comparable terminology.  Forward looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward looking statements.  The Company believes that the following factors, including but not limited to the risk factors contained herein, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward looking statements made by or on behalf of the Company:  (a) general economic conditions; (b) regulatory changes or interpretations of such regulations; (c) uninsurable risks, including acts of terrorism; (d) unexpected losses, (e) risks related to competition from established and emerging competitors; (f) risks that our revenues are highly dependent on the travel industry which is experiencing a prolonged decrease in business; (g) risks related to our financial leverage; (i) risks that rapid technological changes may render our technology obsolete; (j) risks to our customers; (k) disruptions in capital markets; and (l) risks related to the fact that we are not yet profitable and need additional capital to fund our operations.

For a more complete discussion of risk factors which could have an impact on our future operations, please refer to our previously filed Form 10-KSB for the year ending December 31, 2004.

General

The Company was incorporated on June 4, 1999 under the name Apta Holdings, Inc.  Following our formation, we were engaged in two lines of business: owning and operating income producing real estate, and a finance business which originated and serviced loans to individuals and to businesses. The real estate business was spun off in 2000. The finance business was sold on December 31, 2002.

On December 31, 2002, we acquired Convergix, Inc.(“Convergix”), a Canadian corporation, pursuant to a share exchange agreement dated November 20, 2002.  Pursuant to the agreement, we issued 3,295,000 shares of its common stock plus 21,788,333 "exchangeable shares" in InteliSys Acquisition, Inc. a subsidiary of the Company.  The exchangeable shares have equal voting rights and equal economic value as our common shares.  These shares may be exchanged by the holder at any time on a one-for-one basis for our common shares, and if not exchanged prior to December 31, 2012, will be exchanged for our common shares on that date.  Throughout this document, the exchangeable shares are treated as common stock equivalents.  All references to our common stock include the exchangeable shares unless otherwise noted.

Cynaptec Information Systems Inc. ("Cynaptec"), also a New Brunswick corporation, is a wholly-owned subsidiary of Convergix.  Convergix also owns 53% of the issued and outstanding shares of InteliSys Aviation Systems Inc. ("InteliSys"), a Canadian corporation, with the remaining 47% being owned by

Cynaptec.

In August of 2003, InteliSys Aviation Systems of America Inc. (the “Company”, “we”, or “Intelisys”) changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc. to better reflect its new business activities.

All dollar amounts reported herein are in United States dollars unless otherwise noted.  The approximate conversion rate as of September 30, 2005 was CAD $1.00 for USD $.86.

Plan of operation

We are an emerging leader in airline information technology solutions and solutions delivery.  Our mission is to be a leading provider of comprehensive and integrated software solutions for low fare, regional and mid-sized airlines and aviation-related organizations.  A history of business-focused software development and computer systems engineering, coupled with proven airline management skills, have made us a solid choice for discerning aviation professionals.

The Company’s principal product marketed under the trade name “amelia” is a suite of airline management software which addresses virtually all operational areas of airlines in the Company’s target market. The amelia suite is a hosted system which the Company delivers to its clients via the internet. The hosted nature of the product reduces the investment required by the customer to deploy our solutions. The majority of the Company’s revenues are generated through ongoing provision of our hosted reservation system to airlines under multi-year contracts.

The Company has continued with the execution of its business plan and has been successful in signing 23 customers since it began its marketing efforts in 2001. Our product is continually gaining worldwide acceptance with the signing of customers in key geographic areas of the world. Furthermore, the Company is making significant competitive “wins” in head-to-head competition with its competitors in all regions of the market.

The Company signed three new customers during the nine months ended September 30, 2005 (5 for the same period ended September 30, 2004).  In 2005, the Company focused a significant effort on improving the performance of both the reservation system software and associated infrastructure with a view to increasing the size of airline client able to effectively use the system and increasing system response times. During the period from January 2005 to October 2005, the Company was able to reduce the overall system demand by 30% while significantly increasing system responsiveness. This allowed the Company to recover usable capacity for adding new clients without adding additional infrastructure and cost. This was achieved while client reservation volumes and resulting system demand increased by 51% from January 2005 to October 2005. The decrease in new client additions in 2005 is a direct result of this specific focus on system improvement rather than new client implementations.

Additional development effort was applied in adapting the Company’s products to the business model required by the low cost airline sector in the emerging market areas. The Company’s products have demonstrated success in adapting to the hybrid and specialized distribution models prevalent in the Asian, Indian, Gulf and African airline markets. With these adaptations complete, the Company’s products are now well suited and competitively positioned for this rapidly growing sector.

Management believes the products and their delivery have been sufficiently optimized to allow the servicing of progressively larger clients. Therefore, the Company will immediately resume directing its focus on signing new and larger clients.

During the third quarter, the Company released numerous companion and add-on modules based on research of its target market. These products enables considerable cost savings for our clients by allowing them to automate services currently provided by their staff to their customers during the reservation process and therefore provide a means of generating additional revenue from existing clients. These add-ons will feature prominently in the Company’s future sales and marketing efforts to existing clients and prospects. The addition of integrated functionality also helps differentiate the Company from its competitors.

Management is acutely aware of the need to continue to manage growth, while at the same time address its leveraged balance sheet. The investment made in developing the Amelia suite and implementing the infrastructure required to deliver it has burdened the Company with a large amount of debt.

Therefore, in order to pay down our existing obligations, we will be using a portion of revenues from operations while also pursuing sources of equity and/or debt financing if or when these become available. During the past three quarters, the Company was able to use a portion of revenues to pay down several existing creditors while negotiating a debt forgiveness of approximately $201,000. Approximately $192,000 of this forgiveness was achieved in the third quarter. The Company is currently in negotiations with a potential investor for additional financing to ally to both existing debt and growth of operations.

Over the last eight consecutive quarters, the Company generated revenue increases of an average of 12% per quarter. During that same period, the cost of delivery decreased an average of 9% per quarter, and gross profit increased an average of 50% per quarter. This sustained improvement has allowed the Company to finish this quarter with a net profit. Management is confident that this trend can be sustained into subsequent years at current levels or higher.

Results of Operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

The Company had revenues of $489,357 for the three months ended September 30, 2005 as compared to $434,852 for the three months ended September 30, 2004 an increase of $54,505 or 13%.  In addition to new customer signings and deployments, this increase can be attributed to an increase in business volumes experienced by our existing customers who translate into increased volume and usage-based fees charged by the Company.  The Company’s revenue stream is comprised of monthly fixed or minimum charges as well as variable recurring revenues that are derived from our customers’ usage and volumes.

Customer contracts vary from in length from 12 to 120 months duration. A number of customer contracts have been renewed, or will be renewed in the near future. Price protection is not extended. Therefore, additional revenues may be realized upon renewal of these contracts at rates increased by negotiated levels.

In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers. The proportion of revenue generated through professional services has increased, and is anticipated to further increase as clients are becoming more aware of cost savings they can achieve in their own operations by defining and ordering customized reporting and functionality for the Amelia systems.

Cost of service delivery decreased to $254,210 during the three months ended September 30, 2005 from $286,254, a decrease of $32,044 or 11%.  The decrease in cost of delivery is attributed to the decrease in travel costs associated with product delivery. The decrease in labor costs associated with a reduction in number of employees has been offset by increase in overtime costs and salary adjustments. This was expected as the Company is now in commercial production.

Gross profit for the period increased to $235,147 for the three months ended September 30, 2005 from $148,598 during the same period ended September 30, 2004, an increase of $86,549 or 58%.  This increase is directly attributed to the increase in revenues as well as a decrease in cost of delivery expense.

Selling, general and administrative expenses decreased to $279,142 during the three months ended September 30, 2005 from $678,727 during the same period in 2004. This represents a substantial decrease of $399,585 or 59%.  This decrease is the direct result of the Company recognizing non-cash consulting expenses of $416,304 for consulting fees during the three months ended September 30, 2004 versus $76,982 during the same period ending September 30, 2005.  Furthermore, the Company’s administrative wages and benefits decreased by $22,063 during the three months ended September 30, 2005 as compared to the same period ending in 2004.

Due to the increase in gross profit and substantial decrease in selling, general and administrative expenses, the Company’s “loss before undernoted” has decreased to $77,899 during the three months ended September 30, 2005 as compared to an operating loss of $571,760 for the same period ended September 30, 2004, a decrease of $493,861 or 86%.

The Company’s interest expense decreased to $44,288 during the three months ended September 30, 2005 from $50,502 during the same period ended in 2004, a decrease of $6,214 or 12%.

The Company’s depreciation expense was stable during the three months ended September 30, 2005 and 2004.

The Company had substantial gains on debt settlement of $191,618 during the three months ended September 30, 2005 with only $411 in the same period in 2004. The Company’s management is acutely aware of the need to continue with its efforts to restructure its balance sheet. This is an ongoing process that the Company will continue to aggressively pursue in the months ahead.

Net income for the three months ended September 30, 2005 increased to $69,431 from a net loss of $606,681 for the same period ended September 30, 2004, a decrease of $676,112 or 111%.  Based on the Company’s established track record, management expects the trend towards operational profitability to continue.

Basic net income per share was $0.01 for the three months ended September 30, 2005 as compared to net loss per share of $0.02 for the same period ending September 30, 2004.

Results of Operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

The Company had revenues of $1,420,604 for the nine months ended September 30, 2005 as compared to $1,150,122 for the nine months ended September 30, 2004 an increase of $270,482 or 24%.  This increase was primarily due to an increase in client base as well as strong growth experienced by our customers in their utilization of our products and services. A number of our clients took delivery of additional aircraft resulting in increased passenger booking volume fees for the Company.

Cost of service delivery increased to $886,221 during the nine months ended September 30, 2005 from $797,481, an increase of $88,740 or 11%.  The increase in cost of delivery is primarily attributed to the increase in commissions related to new revenue commencing in the latter part of 2004.

Gross profit for the period increased to $534,383 for the nine months ended September 30, 2005 from $352,641 during the same period ended September 30, 2004, an increase of $181,742 or 52%.  This increase is directly attributed to the increase in revenues partially offset by the increase in cost of delivery expense related to commissions on new contracts.

Selling, general and administrative expenses decreased to $752,622 during the nine months ended September 30, 2005 from $2,351,402 during the same period in 2004. This represents a substantial decrease of $1,598,780 or 68%.  This decrease is the direct result of the Company recognizing non-cash consulting expenses of $633,782 for consulting fees and $684,843 for non-cash financing fees during the nine months ended September 30, 2004 that did not reoccur during the same period ending September 30, 2005.  Furthermore, the Company’s administrative wages and benefits decreased by $85,300 during the nine months ended September 30, 2005 as compared to the same period ending in 2004, which is the result of the CFO resigning effective April 2005.  The roles and responsibilities of the CFO have been reassigned to existing management and a consultant who has been engaged on an interim basis.

Due to the increase in revenues and substantial decrease in selling, general and administrative expenses (non-cash transactions), the Company’s “loss before undernoted” has decreased to $272,232 during the nine months ended September 30, 2005 as compared to an operating loss of $2,102,587 for the same period ended September 30, 2004, for a decrease of $1,830,355 or 87%.

The Company’s interest expense increased to $160,127 during the nine months ended September 30, 2005 from $157,073 during the same period ended in 2004, an increase of $3,054 and 2%.

The Company’s depreciation expense was stable during the nine months ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005, the Company recognized bad debt recoveries of $43,078 that did not occur during the nine months ended September 30, 2004. The amount was recognized as part of the allowance for doubtful accounts as at December 31, 2004.  The Company has recorded the collection as a bad debt recovery on its statement of operations for the nine months ended September 30, 2005.

During the nine months ended September 30, 2004, the Company recorded an expense of $692,143 attributed to stock issued for a dispute settlement with a shareholder.  This did not occur during the nine months ended September 30, 2005.

Net loss for the nine months ended September 30, 2005 decreased to $231,279 from a net loss of $2,925,438 for the same period ended September 30, 2004, a decrease of $2,694,159 or 92%.

Basic net loss per share was $0.01 for the nine months ended September 30, 2005 as compared to net loss per share of $0.05 for the same period ending September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, the Company had no cash and had working capital deficiencies of $2,026,872.

The Company began its current fiscal year on January 1, 2005 with no cash and a cash overdraft of $11,037.  Net cash provided by operating activities was $142,756 for the nine months ended September 30, 2005.  Net cash provided by operating activities for the nine months ended September 30, 2005 resulted primarily from the net loss for the nine-month period offset by non-cash expenses, decreases in payables, receivables, deferred revenues, prepaid expense and tax credits receivable.

Net cash used in financing activities for the nine months ended September 30, 2005 was $53,057.  Net cash used in financing activities was the result of proceeds from the issuance capital stock offset by a net repayment of long-term debt.  Net cash used in investing activities was $24,363 for the nine-month period ending September 30, 2005.  Net cash used in investing activities was attributed to an investment in capital assets.

Changes in exchange rates affected cash by $65,336 during the nine months ended September 30, 2005.

Cash increased by $NIL during the nine months ended September 30, 2005.

The Company had zero cash on September 30, 2005.

The Company had net working capital deficiencies of $2,874,707 as of December 31, 2004.

On January 1, 2004, the Company had zero cash and a cash overdraft of $28,276.

Net cash used in operating activities was $764,015 for the nine months ended September 30, 2004.  Net cash used in operating activities for the nine months ended September 30, 2004 resulted primarily from the net loss for the nine month period offset by non-cash expenses, increases in receivables, tax credits receivable and deferred revenues, and decreases in payables and prepaid expenses.

Net cash provided from financing activities for the nine months ended September 30, 2004 was $818,522.  This increase is directly attributed to the proceeds received from the issuance of capital stock and issuance of long-term debt and partially offset by repayments of some long-term debt.

Net cash used in investing activities was $78,646 for the nine months period ending September 30, 2004.  Net cash used in investing activities was mostly attributed to an investment in capital assets.

Changes in exchange rates affected cash by $24,139 during the nine months ended September 30, 2004.

Cash increased by $NIL during the nine months ended September 30, 2004 and the Company had zero cash on September 30, 2004.

With respect to current and subsequent fiscal years, we may be required to raise additional capital to meet our long term operating requirements.  Although our revenues have increased significantly since the commercialization of our products, our expenses are and may continue to exceed our revenues in the foreseeable future.  Accordingly, the company may not be able to fund its operations from internally generated funds for the foreseeable future.  Our cash requirements depend on several factors, including marketing activities, personnel expenses, legal costs, accounting costs and investor relations expenses.

We are currently seeking and negotiating additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures by the Company’s management, with the participation of the Company’s Chief Executive Officer and Financial Officer, the Company’s Chief Executive Officer and Financial Officer has, for the reasons noted below, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not fully effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

o

written policy for the extension of credit should be developed and implemented with corresponding monitoring controls to test compliance;

o

incompatible duties associated with recording of receivables, receipt and deposit functions and the financial reporting process should be segregated;

o

a written policy for the extension and approval of professional service contracts should be developed and implemented with corresponding monitoring controls to test compliance.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of such certifications, information concerning InteliSys’s disclosure controls and procedures and internal control over financial reporting.  Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certifications.  The certifying officer worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis.  These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement.  The Company believes that any of the abovementioned deficiencies or weaknesses in the Company’s internal controls identified by the Company’s independent auditors do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.

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

The Company is in the process of undertaking specific activities to address the abovementioned material weaknesses in controls:

•

Independent board members are being targeted for recruitment taking into consideration expertise in providing oversight as audit committee members.

•

Policies, procedures and related processes are being identified for effectiveness in dealing with incompatible duties.

•

Subsequent to addressing the above two areas of internal control weakness, it is the Company’s intent to document and develop controls consistent with the COSO framework to ensure compliance with Sarbanes-Oxley Section 404.

PART II -

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the first quarter ended March 31, 2005, the Company received notice that a former employee is taking legal action against the Company for wrongful dismissal.  This claim has not been resolved and the outcome and amount of this claim is not determinable, therefore no provision has been made in the financial statements for this contingent loss.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the company issued 200,000 shares of its common stock pursuant to the exercise of Company stock options, for subscription receivable of $200..

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

InteliSys Aviation Systems of America has been approved by the NASD for quotation on the NASD OTC Bulletin Board under the symbol IYSA. As of November 10, 2005, the Company's common stock has been thinly traded at a price range between $.0045 and $.040 per share over the past 52 weeks.

ITEM 6.    EXHIBITS

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
31.2	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: November 10, 2005	By: /s/ Ralph Eisenschmid
Ralph Eisenschmid
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Eisenschmid, President, Chief Executive Officer of Intelisys Aviation Systems of America Inc., certify that:

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

Date: November 10, 2005	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President, Chief Executive Officer (Principal executive officer)

EXHIBIT 31.2

CERTIFICATION OF

PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Eisenschmid, President, Financial Officer of Intelisys Aviation Systems of America Inc., certify that:

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

Date: November 10, 2005	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President, Chief Financial Officer (Principal financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc(the "Company") certifies, under the  standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the three months ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 10, 2005

                                     /s/ Ralph Eisenschmid

                                     ---------------------

                                     Ralph Eisenschmid

                                     President and Chief Executive Officer and Chief Financial Officer

(Principal executive officer and principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.