Form 10KSB/A
period 2004-12-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2006-03-03
CIK 1091325

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

Amendment No. 1

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

Commission File Number:  0-26777

InteliSys Aviation Systems of America Inc.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3662292 (I.R.S. Employer Identification No.)
815 Bombardier Street Shediac, New Brunswick, Canada (Address of principal executive offices)	E4P 1H9 (Zip Code)

Issuer's telephone number, including area code:  (506) 532-8515

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

Yes

[ X ]

No

[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.   [   ]

The issuer’s revenues for its most recent fiscal year were $1,619,601.

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

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one):  Yes [ ]  No [X].

TABLE OF CONTENTS

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-KSB for the period ended December 31, 2004 to modify Part II Item 8A, Controls and Procedures and Part III Item 13, Exhibits and Reports on Form 8-K, in response to comments we received from the Staff of the Securities Exchange Commission in connection with our May 16, 2005 10-KSB filing.

Changes to our Controls and Procedures; (1) description of material weaknesses and significant deficiencies in the Company’s internal controls and (2) actions by Management to address the material weaknesses and significant deficiencies.

Changes to Exhibits and Reports on Form 8-K (1) revision of certifications filed as Exhibits 31.1 and 31.2 to reflect the language exactly as set forth in Item 601(b) (31) of Regulation S-K.

TABLE OF CONTENTS			PAGE
PART I
Item	1.	Description of Business	5
Item	2.	Description of Property	17
Item	3.	Legal Proceedings	17
Item	4.	Submission of Matters to a Vote of Security Holders	18
PART II
Item	5.	Market for Common Equity and Related Stockholder Matters	18
Item	6.	Management's Discussion and Analysis or Plan of Operation	20
Item	7.	Financial Statements	25
Item	8.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	49
Item	8A.	Controls and Procedures	49
PART III
Item	9.	Directors, Executive Officers, Promoters and Control Persons;
		Compliance with Section 16(a) of the Exchange Act	50
Item	10.	Executive Compensation	52
Item	11.	Security Ownership of Certain Beneficial Owners
		and Management and Related Stockholder Matters	54
Item	12.	Certain Relationships and Related Transactions	55
Item	13.	Exhibits and Reports on Form 8-K	56
Item	14.	Principal Accountant Fees and Services	63

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

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB/A.

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

In June 2001, under a new management team, our research and development was curtailed, and focus was applied towards sales and marketing of our existing, developed modules. Cynaptec's operations were wound down and its personnel laid off. Presently, our principle business is providing our software to our customer base using the Application Service Provider (ASP) model.  This model allows us to deliver our software solutions using the internet, thereby reducing the infrastructure investment requirements of our customers, making our solution a cost effective alternative of running this area of our customers operations.  We currently provide services to 19 clients.  Client contracts are generally for terms of thirty-six to sixty months, with fixed and volume-based charge components.

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

The Amelia software is comprised of the following modules:

•

Passenger Reservation and Booking Engine

•

Online Web Booking for Passengers, Travel Agencies and Corporations

•

Flight, Crew and Aircraft Scheduling

•

Aviation Regulatory Compliance Tools

•

Flight Operations and Flight Watch

•

Maintenance and Inventory

•

Integration with the Global Distribution System

•

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

RISK OF NON-COMPLIANCE WITH THE SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Beginning in Fiscal 2006, Section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") will require the Company to include an internal control report of management in its Annual Report on Form 10-KSB/A. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

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

No Assurance of Public Market:

As of May 16, 2005, there has been minimal trading of our common stock.  There can be no assurance that a regular trading market for our securities will develop or that, if developed, it will be sustained.  The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors.  In addition, the stock market has experienced extreme price and volume fluctuations in recent years.  These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In 1999 our common stock began trading on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "IYSA.OB". The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2004 and 2003, respectively:

Calendar Year	High Bid	Low Bid
2004:
First quarter	$.65	$.19
Second quarter	$.30	$.06
Third quarter	$.10	$.02
Fourth quarter	$.03	$.01
2003:
First quarter	$.25	$.04
Second quarter	$.08	$.06
Third quarter	$.10	$.06
Fourth quarter	$.32	$.10

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

Recent Sales of Unregistered Securities

None.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB/A. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Factors that May Affect Future Results” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

3.

We have informal agreements with many of our creditors, some of which we have already been able to settle, that will allow us to continue to function as a going concern.  As more of the cash savings mentioned above become available for debt settlements, we feel we will be in a better position to continue servicing some of the old outstanding debts in a reasonable manner, providing the company with a stronger financial position.

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

Net cash used in financing activities was $762,695 for the year ended December 31, 2004.  During the year, the Company received proceeds from the issuance of capital stock for cash consideration of $902,945, net proceeds from long term debt of $55,000 offset by repayments of $195,250 in long-term debt.

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

(in US dollars)

Report of Independent Registered Public Accounting Firm

To the Stockholders of

InteliSys Aviation Systems of America Inc.

We have audited the accompanying consolidated balance sheets of InteliSys Aviation Systems of America Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholder’s deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts of disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moncton, New Brunswick, Canada May 10, 2005	Chartered Accountant

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets

As at December 31, 2004 and 2003

(in US dollars)	2004	2003
Assets
Current assets
Receivables (Notes 2(c)(m), 4)	$239,536	$132,150
Scientific Research and Experimental Development
tax credit receivable	-	155,039
Prepaid expenses	44,349	66,183
Total current assets	283,885	353,372
Property and equipment (Notes 2(d), 5)	571,744	578,175
Other intangibles	14	13
	$855,643	$931,560
Liabilities
Current liabilities
Bank indebtedness (Note 6)	$44,237	$59,284
Accounts payable (Note 2(m))	1,257,530	1,332,176
Accrued liabilities (Note 2 (m))	541,363	452,859
Deferred revenue (Note 2(i))	25,748	57,020
Current portion of long-term debt (Notes 2(m),8)	1,082,014	848,303
Current portion minority interest (Note 10)	207,700	-
Total current liabilities	3,158,592	2,749,642
Convertible debt (Notes 2(m), 9)	76,562	71,434
Long-term debt (Notes 2(m), 8)	192,827	674,222
	3,427,981	3,495,298
Minority interest (Note 10)	1,661,692	1,731,646
Comittment and contingencies (Notes 13, 19)
Shareholders’ Deficiency
Capital stock (Notes 2(a), 11)	70,394	36,430
Additional paid in capital (Notes 2(a), 11)	7,921,066	4,510,902
Common stock issuable (Note 11)	20,509	-
Accumulated other comprehensive loss (Note 2(j))	(889,822)	(656,699)
Deficit	(11,356,177)	(8,186,017)
	(4,234,030)	(4,295,384)
	$855,643	$931,560

Continuance of operations (Note 1)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations

For the years ended December 31, 2004 and 2003

(in US dollars)	2004	2003
Revenue (Note 2 (i))	$1,619,601	$1,039,429
Cost of service delivery	1,058,051	816,904
Gross profit	561,550	222,525
Costs and expenses:
Selling, general and administrative expenses (Note 18)	2,717,757	1,736,362
Loss before undernoted	(2,156,207)	(1,513,837)
Other income (expenses)
Interest expense	(208,152)	(97,371)
Depreciation and amortization	(142,670)	(148,457)
Gain on debt settlement (Note 12)	13,743	317,739
Shareholder settlement (Note 17)	(692,143)	-
Interest income	15,269	-
	(1,013,953)	71,911
Net loss before income taxes	(3,170,160)	(1,441,926)
Income taxes (recovery) (Note 14)	-	(698,401)
Net loss	$(3,170,160)	$(743,525)
Net loss per share-basic and diluted (Notes 2(p), 15)	$(0.06)	$(0.03)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Shareholders’ Deficiency

For the years ended December 31, 2004 and 2003

(in US dollars)

					Accumulated other
	Common		Additional	Shares	Accumulated	Comprehensive
	Shares	Amount	Paid in Capital	Issuable	Deficit	loss	Total
Balance – December 31, 2002	28,083,333	$ 28,033	$3,132,319	$-	$(7,442,492)	$203,536	$ (4,078,604)
Stock granted for
consulting and other
services	2,100,000	2,100	127,900	-	-	-	130,000
Shares issued as for cash
consideration	6,296,297	6,297	623,333	-	-	-	629,630
Beneficial conversion on
issuance of convertible debt	-	-	20,000	-	-	-	20,000
Stock options issued for
consulting and other services	-	-	103,350	-	-	-	103,350
Re-classification of redeemable
shares	-	-	504,000	-	-	-	504,000
Comprehensive income:
Net loss (page 3)	-	-	-	-	(743,525)	-	-
Currency translation adjustment	-	-	-	-	-	(860,235)	-
Total comprehensive loss	-	-	-	-	-	-	(1,603,760)
Balance – December 31, 2003	36,479,630	$ 36,430	$4,510,902	$-	$(8,186,017)	$(656,699)	$ (4,295,384)
Stock issued for financing
fees (Note 11)	1,530,612	1,531	471,878	-	-	-	473,409
Stock issued for cash
consideration (Note 11)	20,813,611	20,813	882,132	-	-	-	902,945
Stock issued for consulting
and other services (Note 11)	8,165,000	8,165	925,179	-	-	-	933,344
Stock issued as part of a
shareholder
settlement (Note 17)	1,821,429	1,821	690,322	-	-	-	692,143
Stock issued for debt
settlement (Note 11)	1,633,619	1,634	291,383	-	-	-	293,017
Common stock issuable for
settlement of employee
debt (Note 11)	-	-	-	20,509	-	-	20,509
Stock options issued to
employees (Note 11)	-	-	149,270	-	-	-	149,270
Comprehensive income:
Net loss (Page 3)	-	-	-	-	(3,170,160)	-	-
Currency translation adjustment	-	-	-	-	-	(233,123)	-
Total comprehensive loss	-	-	-	-	-	-	(3,403,283)
Balance – December 31, 2004	70,443,901	$ 70,394	$7,921,066	$ 20,509	$(11,356,177)	$(889,822)	$ (4,234,030)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2004 and 2003

(in US dollars)	2004	2003

Increase (decrease) in cash and cash equivalents

Operating activities
Net loss from operations	$(3,170,160)	$(743,525)
Adjustments to reconcile net loss to net cash used
in continuing operations
Items not affecting cash
Depreciation and amortization	142,670	148,457
Gain on debt settlement	(13,743)	(317,739)
Shares issued for consideration other than cash	1,453,336	923,923
Stock based compensation expense (Note 11)	149,270	103,350
Stock issued as part of shareholder
settlement (Note 17)	692,143
Interest on redeemable shares	-	(76,191)
Changes in non-cash working capital items
Accounts receivable	(97,900)	(58,035)
Scientific Research and Experimental Development
tax credit	166,168	(155,039)
Prepaid expenses	88,020	(49,744)
Accounts payable and accrued liabilities	(69,140)	10,015
Deferred revenue	(35,365)	(15,013)
Net cash used in continuing operating activities	(694,701)	(229,449)

Financing activities
Net proceeds from the issuance of capital stock	902,945
Net proceeds from long-term debt	55,000	120,999
Net proceeds from convertible debt	-	62,017
(Repayment) net proceeds from bank indebtedness	-	31,008
Repayment of long-term debt	(195,250)
Repayment of operating loan	-	(65,074)
Net cash provided by financing activities	762,695	148,950

Investing activities
Acquisition of property and equipment (net)	(106,339)
Net cash (used in) provided by investing activities	(106,339)

Effects of exchange rates on cash	55,384	12,590

Net increase (decrease) in cash and cash equivalents	17,039	(39,633)
Cash and cash equivalents, beginning of year	(28,076)	39,633
Cash and cash equivalents, end of year	$(11,037)	$(28,276)

Supplemental cash flow information
Interest paid	$63,990	$30,996
Non-cash operating, investing and financing activities
Stock issued as part of shareholder settlement	692,143
Stock issued for settlement of employee debt	20,509
Stock issued to settle debt	104,682	779,082
Stock based compensation	149,270	103,350
Payable to minority interest	13,440

See accompanying notes to the consolidated financial statements

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

1.

Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As indicated in the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due.  At December 31, 2004 and December 31, 2003, the Company has working capital deficiencies of $2,874,707 and $2,396,270 respectively and net shareholders’ deficiencies of $4,234,030 as at December 31, 2004 and $4,295,384 at December 31, 2003.  These factors, among others, strongly indicate that the Company might not be able to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management’s plans

As indicated in the consolidated financial statements, the Company has incurred losses from continuing operations of $3,170,160 and $1,441,927 for the years ended December 31, 2004 and 2003 respectively.  The Company also has a severe working capital deficiency, and a net shareholders’ deficiency at year-end.  Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers.  The success of the Company’s operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company’s cost structure.

Management continues to focus on seeking new customers and seeking new sources of financing.

2.

Summary of significant accounting policies

a)

Nature of operations and basis of financial statement presentation

In August of 2003, the Company changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc (“IASA”), pursuant to a consent of the Company’s shareholders, to better reflect its new business activities.

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

December 31, 2004

(in US dollars)

2.

Summary of significant accounting policies (continued)

On December 31, 2002, IASA acquired 100% of the issued and outstanding common stock of CONVERGix, Inc. (“CONVERGix”), a Canadian corporation, pursuant to a share exchange agreement dated November 22, 2002. Under the share exchange agreement, IASA issued 3,295,000 shares of its common stock plus 21,788,333 of Class B Special “exchangeable shares” of Intelisys Acquisition, Inc., a 100% owned subsidiary of IASA.  The exchangeable shares have equal voting rights and equal economic value as IASA common stock.  These exchangeable shares may be exchanged by the holder at any time on a one-for-one basis for IASA common stock, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common stock on that date. As a result of the merger, the shareholders of CONVERGix are now shareholders of IASA.  In conjunction with the merger, all of the directors and officers of IASA resigned and the shareholders have appointed a new board of directors and officers, which consists of the directors and officers of CONVERGix.

The merger was accounted for as a reverse acquisition and resulted in CONVERGix becoming the accounting acquirer, whereby the historical financial statements of IASA have become those of CONVERGix.

In conjunction with the merger and recapitalization of CONVERGix, CONVERGix’s 25,083,333 issued and outstanding common stock were reclassified into common stock of IASA or exchangeable shares of Intelisys Acquistion Inc., which represent IASA common stock equivalents.  Because IASA was inactive at December 31, 2002, net assets acquired were Nil.

CONVERGix is incorporated under the New Brunswick Business Corporations Act in Canada and is a holding company, which holds investments in two subsidiary companies whose business activities include developing, marketing, installation and support of a suite of aviation enterprise software for the global market.

CONVERGix was incorporated on January 18, 2001 in connection with a corporate reorganization of its two subsidiary companies, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc.  Following this reorganization, CONVERGix owns 100% of the issued and outstanding common shares of Cynaptec Information Systems Inc. and 53% of the issued and outstanding common shares of InteliSys Aviation Systems Inc.  On March 31, 2001, the Company abandoned its operations in Cynaptec Information Systems Inc. in order to concentrate on the development and marketing of the “Amelia” software product developed by Intelisys Aviation Systems Inc.

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

c)

Accounts Receivable

The majority of the Company’s accounts receivable are due from companies in the aviation industry that operate regional, low-fare/low cost airlines.  Credit is extended based on evaluation of a customer’s financial condition and collateral is not required.  Accounts receivable are due within 15-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt recovery account.

d)

Property and equipment and depreciation

Property and equipment is recorded at cost less accumulated depreciation.  Depreciation is provided using the declining balance method over their useful lives at the following annual rates:

Office furniture and equipment:	20%
Computer equipment and software	30%
Library	50%
Leasehold improvements	7%

e)

Software development costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”.  Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations.  To date, the period between achieving technological feasibility and the general availability of such software has been short; therefore, software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software developments costs and has charged all such costs to research and development expense.  Research and development costs are expensed as incurred, net of any investment tax credits.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

f)

Income taxes

The Company accounts for income taxes on the liability method, as outlined by Statement of Financial Accounting Standards 109, “Accounting for Income Taxes”.  Income taxes are provided for current taxes payable or refundable, and temporary differences arising from the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns.  The effect of income taxes is measured based on currently enacted tax laws and rate.  A valuation allowance is provided for deferred tax assets when it is more likely than not that some or all of such assets will not be realized.

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

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

j)

Comprehensive (loss) income

Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change shareholders’ (deficiency).  The Company’s other comprehensive income (loss) reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars

k)

Reporting currency and foreign currency translation

The Company’s functional currency is the Canadian dollar since it is the currency of the primary economic environment in which the Company operates.  Assets and liabilities are translated into United States dollars using the current rate of exchange at the balance sheet date.  Revenues, expenses, gains and losses are translated into United States dollars using the weighted-average exchange rate prevailing during the period.

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

m)

Financial instruments

The Company’s primary financial instruments consist of receivables, current liabilities, convertible debt and long-term debt.  The difference between the carrying values and the fair market values of the primary financial instruments are not material due to the short-term maturities and/or the credit terms of those instruments.

The fair value of shareholder advances cannot be determined, as they do not include any terms of payment (Note 8).

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

n)

Recovery of long-lived assets

The Company adopted FASB Statement 144, ‘Accounting for the Impairment and Disposal of Long-Lived Assets’ (SFAS 144).  SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

o)

Government assistance

Government assistance relating to the purchase of capital assets and other assets is recorded as a reduction of the cost of such assets.  Government assistance relating to current expenses is netted against the related expense.

p)

Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128) and SAB No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.

At December 31, 2004 and 2003, the effect of outstanding convertible debt has not been included in the diluted loss per share as such amounts would be anti-dilutive.

q)

Recent accounting pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

The Company has adopted SFAS No. 123 (R) during 2004.  The implementation of which did not have a significant effect on the Company’s consolidated financial statement presentation and disclosure.   We have not completed the calculation of this impact.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

q)

Recent accounting pronouncements (continued)

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, which is an amendment to APB Opinion No. 29. It states that the exchanges on non-monetary assets should be measured based on the fair value of the assets exchanged. Further, FSAS No. 153 eliminates the narrow exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance”. FSAS No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date that this statement is issued. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

On November 24, 2004, FASB issued SFAS No. 151, “Inventory Costs”, which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The FASB states that these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have an effect on the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” (“VIEs”) (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46. “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company has adopted FIN 46R as of March 31, 2004 for variable interests in VIEs. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have an effect on the consolidated financial statements inasmuch as the Company has no interests in any VIEs.

r)

Capital stock issued for consideration other than cash.

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

3.

Concentrations

Concentrations of Credit Risk

At December 31, 2004, two significant customers accounted for 61% of trade accounts receivable and each of these two customers accounted for more than 10% of trade accounts receivable.  At December 31, 2003, six significant customers accounted for 88% of trade accounts receivable and each of these six customers accounted for more than 10% of trade accounts receivable.

Concentration in Operations

In 2004, two significant customers accounted for 35% of revenue and each of these two customers accounted for more than 10% of revenue.   In 2003, four significant customers accounted for 50% of revenue and each of these four customers accounted for more than 10% of revenue.

4.

Accounts receivables

	2004	2003
Accounts receivable – trade	$376,930	$160,511
Allowance for doubtful accounts	(143,737)	(42,489)
Other	6,343	14,128
	$239,536	$132,150

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

5.

Property and equipment

			2004			2003
		Accumulated	Net		Accumulated	Net
	Cost	Depreciation	Book Value	Cost	Depreciation Book Value
Computer equipment and
software	$ 905,112	$581,404	$323,708	$ 752,871	$432,655 $	320,216
Leasehold improvements	213,822	56,994	156,828	199,501	41,600	157,901
Office furniture and equipment	195,442	117,127	78,315	174,755	91,964	82,791
Trade show booth	36,662	23,928	12,734	34,206	17,235	16,971
Library	8,859	8,700	159	8,265	7,969	296
	$1,359,897	$788,153	$571,744	$1,169,598	$591,423 $	578,175

6.

Bank indebtedness

The Company has an authorized operating line of credit of $ 33,200 (2003 – $31,008) which bears interest of prime plus 3.50%.  As of December 31, 2004, the Company had written checks in excess of the operating line of credit in the amount of $ 11,037 (2003 - $28,276).

7.

Bank operating loans

On March 22, 2002, the Company’s two wholly owned subsidiaries, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc. entered into a forbearance agreement with their Bank, which was further amended August 1, 2002.

At December 31, 2002, the Company’s wholly owned subsidiaries were in default of their forbearance agreement due to non-payment.

On May 30, 2003, the Company’s two wholly owned subsidiaries, Cynaptec Information Systems Inc., and InteliSys Aviation Systems Inc., reached a settlement with their bank in regards to the outstanding debt.  Under the settlement, the bank has released all security pledged by the Company’s two wholly owned subsidiaries and guarantees from certain shareholders.  The debt settlement resulted in the forgiveness of $65,586 of debt, which is recorded as other income on the consolidated statement of operations for the year ended December 31, 2003.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

8.

Long-term debt

	2004	2003
Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
payments were to begin Jan. 1, 2003, $315 for first 6 months,
1,261 for next 44 payments and a final of $641. The Company
is currently in default of this loan and in negotiations with ACOA
to have the payment schedule amended.	$74,360	$69,380
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
monthly payments of $631, beginning November 15, 2002,
followed by 43 consecutive payments of $2,113, beginning
February 15, 2003 and one final payment of $2,163 on
September 15, 2006.	44,420	65,120
Former shareholder loan, bearing interest at 26%,
repayable in minimum monthly installments of $1,099,
beginning in December 2002 and continuing until balance
is paid in full.	133,375	124,442
Shareholder loan, non-interest bearing, no set terms
of repayment.	1,483	12,736
	1,274,841	1,522,525
Less current portion of long-term debt	1,082,014	848,303
	$192,827	$674,222

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

8.

Long-term debt (continued)

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004 are approximately as follows:

2005	$1,082,014
2006	57,305
2007	47,404
2008	15,321
2009	15,321
and thereafter	57,476
$1,274,841

At December 31, 2004 the Company is in default on principal and interest payments for many of its obligations as follows:

Principal payments in default	$1,056,660
Interest payments in default	402,504
$1,459,164

All debt in default has been classified as part of current liabilities at December 31, 2004.  The Company is in the process of refinancing both its long-term and short-term debt obligations.  No waivers have been obtained by the Company.

9.

Convertible debt

Convertible debt at December 31, 2004 consists of debt which is convertible into the Company’s common stock.

	2004	2003
Shareholder loan, bearing interest at 8%, convertible into
common shares at the closing price of shares at the date
of conversion. Management is currently in negotiations with the holder of the convertible debt to convert the debt into the
Company’s common shares.	$66,400	$62,015
Shareholder loan, non-interest bearing convertible into
Common shares at the market price at the date of conversion.	10,162	9,419
	$76,562	$71,434

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

11.

Capital stock

At December 31, 2004, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

100,000,000 shares of common stock, par value $0.001 per share.

At December 31, 2004, there are 48,655,568 shares of common stock outstanding.  In addition, there are 21,788,333 issued and outstanding Special Class B “Exchangeable Shares” in IASA’s wholly owned subsidiary Intelisys Acquisition Inc.  As outlined in Note 2(a), the exchangeable shares have equal voting rights and equal economic value as IASA common shares as they may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at December 31, 2004 and have been included in calculating the basic loss per share.

During the year ended December 31, 2004, the Company issued 1,530,612 shares of common stock valued at $473,409, the market value on the grant date, as compensation for arranging a short term financing arrangement (a “bridge loan”).

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

11.

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

The following table outlines the status of all of the Company’s outstanding stock options:

Amount	Exercise price	Date exercisable	Expiration
650,000	$0.10	immediately	December 31, 2005
3,571,854	$0.001	immediately	December 31, 2014
510,544	$0.03	immediately	December 31, 2014
255,272	$0.03	December 31, 2005	December 31, 2014

Stock option activity is presented below:

		Weighted average
	Number of shares	exercise price
Outstanding, December 31, 2002	-	$-
Granted	650,000	0.10
Outstanding, December 31, 2003	650,000	0.10
Granted	4,937,670	0.009
	5,587,670	$ 0.02

12.

Gain on debt settlement

During the year, the Company reached a settlement with certain unsecured trade creditors that resulted in the Company recording a gain on debt settlement of $13,743 (2003 – $252,153).

During the year ended December 31, 2003, the Company reached a settlement with the former bank of its two wholly-owned subsidiaries (Note 7).  The settlement resulted in the Company recognizing a gain from debt settlement of $65,586.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

December 31, 2004

(in US dollars)

13.

Commitments

The Company is committed to minimum annual lease payments under an operating lease for office space.  The minimum payments required under this lease for each of the three years subsequent to December 31, 2004 are approximately as follows:

2005 2006 2007	$ 119,520 119,520 23,904

14.

Income taxes

The Company’s provision (benefit) for income taxes consist of the following for the years ended December 31:

	2004	2003
Current	$-	$(698,401)
Deferred	-	-
	$-	$(698,401)

The composition of the components of tax provision (benefit) is as stated below for the years ended December 31:

	2004	2003
Current
Deferred income tax asset write down	$-	$-
Research and Development tax credit	-	(698,401)
	$-	$(698,401)
Deferred
Tax benefit at statutory rates	$(222,000)	$(224,000)
Increase in valuation allowance	222,000	224,000
	$-	$-

The components of the deferred tax assets and liabilities at December 31, 2004 and 2003 are approximately as follows:

	2004	2003
Net operating loss carry forwards
Valuation allowance	$3,124,000	$2,902,000
	(3,124,000)	(2,902,000)
	$-	$-

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

At December 31, 2004, the Company had operating loss carry-forwards of approximately $6,646,700 available to offset future taxable income, which expire through 2011 and $2,248,000 which expire in 2014.  Utilization of these carry-forwards is dependant on future taxable income.

15.

Loss per share

The following table sets forth the computation of loss per share for the years ended December 31, 2004 and 2003:

Numerator:	2004	2003
Net loss – basic and diluted	$(3,170,160)	$(743,525)
Denominator
Weighted average number of shares outstanding
during the period	56,651,535	29,549,691
Loss per share	($0.06)	($0.03)

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

(d)

During the year, the Company paid interest of $9,220 (2003 - $8,554) on a shareholder’s personal debt which is related to personal property of the shareholder that is pledged as security for the Company’s debt obligations.

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

To settle this dispute, the Company has issued 1,821,429 shares of its common stock to the shareholder, which has been recorded in 2004 at their fair value on the date of issuance ($692,143).  The Company and shareholder are currently in negotiations to settle the outstanding balance owed to the shareholder.  The outstanding balance of $296,490 (2003 - $ 221,757) has been recorded in accrued liabilities.

18.

Schedule of selling, general and administrative expenses

	2004	2003
Finance and administrative wages & benefits	$302,274	$264,388
Bad debts	134,013	49,452
Stock issued for consulting and other services	933,344	130,000
Stock issued for financing fees	473,409	-
Stock based compensation	149,270	103,350
Stock issued to settle debt	104,682	779,082
Professional and consulting fees	366,324	170,077
Rent	95,159	88,093
Telecommunications	70,464	68,212
Insurance	37,496	37,887
Other general expenses	51,322	45,821
	$2,717,757	$1,736,362

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.

Controls and Procedures.

Disclosure Controls and Procedures.    The issuer's principal executive and financial officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and has:

•

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision,  to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

•

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

•

evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year December 31, 2004 (the "Evaluation Date").

Based on his evaluation as of the Evaluation Date, his conclusion about the effectiveness of the disclosure controls and procedures were that;

•

the number of internal control deficiencies over corporate governance in aggregate constituted a ‘material weakness’. The deficiencies noted herein surrounded the documentation of existing internal controls of our IT security policy, our disaster recovery plan and regulatory reports and the documentation of such processes;

•

the absence of an audit committee and our lack of effective monitoring controls constitute a material weakness. Also identified are deficiencies in monitoring the internal control structure, policies associated with communicating control risks and the effects of such risks on our financial reporting process to our board of directors;

•

the number of internal control deficiencies over financial reporting in aggregate constituted a ‘material weakness’. The deficiencies noted herein surrounded the monitoring controls over the preparation of financial statements; and

•

also, there was a significant deficiency due to an inadequate segregation of duties with respect to the revenue and expenditures cycles as incompatible tasks are performed by the same accounting personnel.

The Company believes that any of the abovementioned deficiencies, significant deficiency, or material weaknesses in the Company’s internal controls do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.

The following tasks represent what management believes to be the most significant actions necessary to address existing deficiencies, significant deficiencies and material weaknesses in the Company’s controls:

•

Recruit independent board members with required knowledge and expertise to provide oversight as audit committee members;

•

Review of the Company’s current policies and procedures to develop processes so that incompatible duties are not performed by one individual or that there are specific compensating controls if incompatible duties cannot be avoided; and

•

Develop, document and implement appropriate controls related to IT security policies and disaster recovery/business continuity plans and develop monitoring controls to ensure compliance with Sarbanes-Oxley Section 404.  External resources will be engaged to assist with ensuring plans, policies and controls that are documented and implemented for the Company are appropriate.

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

Summary of Annual Compensation

		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Securities		Long-Term Incentive Plans ($)	All other compen-sation ($)
					Restricted Stock Awards ($)	Underlying Options ($)
Ralph	2004	$89,308	$0	$0	$0	$49,732(5)	$0	$0
Eisenschmid	2003	$56,875	$0	$0	$0	$0	$0	$0
President,	2002	$78,750	$0	$12,087(1)	$ 1,007,954(3)	$0	$0	$0
CEO

Jock	2004	$34,193	$0	$0	$0	$48,873(6)	$0	$0
English	2003	$41,600	$0	$0	$0	$0	$0	$0
Vice Pres.,	2002	$59,920	$0	$26,073(1)	$ 290,550(4)	$0	$0	$0
Sales &
Marketing

Denis	2004	$100,000	$0	$13,783(7)	$0	$26,550(8)	$0	$6,480(9)
Gallant	2003	$33,540	$0	$0	$0	$0	$0	$0
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

23.1

Consent of Grant Thornton, LLP

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

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report~~s~~ dated May 10, 2005, accompanying the consolidated financial statements included in the Annual Report of InteliSys Aviation Systems of America Inc. on Form 10-K/A for the year ended December 31, 2004.  We hereby consent to the incorporation by reference of said report~~s~~ in the Registration Statements of InteliSys Aviation Systems of America Inc. on Forms S-8 (File No. 333-63064, effective June 14, 2001, File No. 333-114887, effective April 27, 2004 and File No. 333-125852, effective May 16, 2005).

/s/ GRANT THORNTON LLP

Moncton, New Brunswick

February 14, 2006

EXHIBIT 31.1

CERTIFICATION

PURSUANT TO SECTION 302

I, Ralph Eisenschmid, President and Chief Executive Officer of Intelisys Aviation Systems of America Inc., certify that:

1.     I have reviewed this annual report on Form 10-KSB/A of Intelisys Aviation Systems of America Inc;

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

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2006	By: /s/ Ralph Eisenschmid, President and Chief Executive Officer (principal executive officer)

EXHIBIT 31.2

CERTIFICATION

PURSUANT TO SECTION 302

I, Ralph Eisenschmid, Chief Financial Officer of Intelisys Aviation Systems of America Inc., certify that:

1.     I have reviewed this annual report on Form 10-KSB/A of Intelisys Aviation Systems of America Inc;

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

4.    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 14, 2006	By: /s/ Ralph Eisenschmid Chief Financial Officer (principal financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive and Financial

Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc(the "Company") certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Annual Report on Form 10-KSB/A of the Company for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-KSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 14, 2006

                                     /s/ Ralph Eisenschmid

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

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: February 14, 2006	By: /s/ Ralph Eisenschmid, President and Chief Executive Officer (principal executive officer)