Form 10KSB
period 2005-12-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2006-04-21
CIK 1091325

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005           Commission File Number:  0-26777

                   InteliSys Aviation Systems of America Inc.
                 (Name of small business issuer in its charter)

           Delaware                                   22-3662292
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

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act [ ]

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ X ]

     The issuer's revenues for its most recent fiscal year were $1,944,885.

     Based on the closing sales price of the Common Stock on April 10, 2006, the aggregate market value of the voting stock of registrant held by non-affiliates was $2,024,001.

     The registrant has 70,679,198 shares of common stock outstanding as of April 10, 2006 and 21,788,333 issued and outstanding Special Class B Exchangeable Shares of the registrant's wholly-owned subsidiary InteliSys Acquisition Inc. The Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the registrant. If not exchanged prior to December 31, 2012, the Special Class B Exchangeable Shares will be automatically exchanged for shares of common stock of the registrant on that date. See Note 2 (a) to the registrant's financial statements contained in this annual report for additional information regarding the Special Class B Exchangeable Shares.

Documents Incorporated By Reference:  None

     Transitional  Small Business  Issuer  Disclosure  Format (check one):
Yes [ ] No [X].

TABLE OF CONTENTS                                                        PAGE

Cautionary Statement for Forward Looking Information                        4
PART I
         Item 1.    Description of Business                                 5
         Item 2.    Description of Property                                18
         Item 3.    Legal Proceedings                                      18
         Item 4.    Submission of Matters to a
                    Vote of Security Holders                               18

PART II
         Item 5.    Market for Common Equity and Related
                    Stockholder Matters                                    19
         Item 6.    Management's Discussion and Analysis
                    or Plan of Operation                                   22
         Item 7.    Financial Statements                                   28
         Item 8.    Changes in and Disagreements with
                    Accountants on Accounting
                    and Financial Disclosure                               54
         Item 8A.   Controls and Procedures                                54

PART III
         Item 9.    Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with Section 16(a)
                    of the Exchange Act                                    55
         Item 10.   Executive Compensation                                 57
         Item 11.   Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters         59
         Item 12.   Certain Relationships and Related Transactions         61
         Item 13.   Exhibits and Reports on Form 8-K                       62
         Item 14.   Principal Accountant Fees and Services                 64

SIGNATURES

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

InteliSys Aviation Systems of America Inc. (the "Company" or "we" or "our") has made forward-looking statements in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Company believes that the following factors, including but not limited to the risk factors contained herein, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) general economic conditions; (b) regulatory changes or interpretations of such regulations; (c) uninsurable risks, including acts of terrorism; (d) unexpected losses, (e) risks related to competition from established and emerging competitors; (f) risks related to our financial leverage; (g) risks that rapid technological changes may render our technology obsolete; (h) risks to our customers; (i) disruptions in capital markets; and (j) risks related to the fact that we are not yet profitable and may need additional capital to fund our operations.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

All dollar amounts reported in this Annual Report on Form 10-KSB are in United States dollars unless otherwise noted. The approximate conversion rate as of December 31, 2005 was CAD $1.00 for USD $.8577.

                                     PART I

Item 1.  Description of Business.

InteliSys Aviation Systems of America Inc. is a provider of integrated software solutions for regional, mid-sized airlines and fleet operators. Our software enables air carriers to improve their operations by providing solutions that are integrated, adaptable and that can be deployed in a cost effective manner. Our software assists airline operators in key areas such as reservation sales and distribution, passenger services, e-commerce, aircraft crew management, employee record keeping, regulatory compliance, capacity planning and resource allocation while managing maintenance requirements to seamlessly optimize operations. The Company offers Application Service Provider ("ASP") or hosted solutions as well as self-hosted solutions based on multiple year contracts with monthly billings based on application usage. The majority of our clients utilize the ASP model as it allows them to access our solutions using a secure internet connection, thereby reducing their infrastructure investment requirements and costs. This model is particularly attractive for startup airlines as it also allows a relatively short implementation time and does not require the client to employ significant IT resources. In addition, the Company offers professional services for customized application development and deployment as well as custom report generation for client data.

Over the past several years, the Company has taken significant measures to transform itself from a research and development operation to a profitable production-oriented operation.

The Company started as a sole proprietorship in the mid 1980's and early operations involved identifying requirements and providing IT solutions for small and mid-sized airlines. The Company was incorporated in 1999 and during the period 1999 to 2001, the Company focused on identifying client requirements and developing a suite of products which utilized a common, centralized database structure and an innovative deployment methodology. The first commercial product release was in June 2001 after which, under a new management team, our research and development was cut back, and focus was applied towards sales, marketing and support of our existing, developed modules. Staff was restructured and downsized to better support the new focus.

During the years 2001 to 2005, the Company signed contracts with 25 clients, primarily for provision of the Reservations Management System. In 2005, the Company focused on additional development for the Reservation System, primarily to ensure the scalability of our solutions for larger clients and to meet new security requirements established by the credit card and e-commerce industry. This phase of development was completed in July 2005 and all existing clients were migrated to the new application platform by October 2005. During 2005, our staff was restructured to meet the operational requirements which allowed us to better meet the support requirements of our clients while also resulting in significant ongoing savings in salary expense.

Since 2001, the Company has utilized a regional sales structure with a combination of direct sales presence and sales agents located at strategic locations worldwide. At present, we have a sales presence in North America, Asia-Pacific, the Middle East and Europe. As of April 2006, 51% of revenues are generated from Canadian clients with the remaining 49% from clients in the Middle East and Asia-Pacific.

As a result of our continuous product improvement and organizational streamlining, we believe the Company is now well positioned to continue on the aggressive growth path it has achieved since commercialization of its products:

1) The airline industry is now undergoing continuous growth in most areas of the world and has shown a significant recovery since the events of September 11, 2001. In Canada, the passenger airline market grew 5.5% in 2003, 8.7% in 2004 and an estimated 4.4% in 2005 based on enplaned passengers, according to Statistics Canada.

2) Low Cost airlines are responsible for an increasing share of the passenger travel market as travelers are becoming increasingly cost conscious. According to Official Airline Guides Inc (OAG), in Europe low cost carriers are responsible for 24% more flights in April 2006 than a year ago. New low cost carriers are continuing to emerge in most areas of the world. This is a market in which the Company has proven its ability to successfully sell into. The scalability which has been developed and tested in the reservation system should allow the Company to market to successively larger clients.

3) The Company maintains a close relationship with current clients. Annual meetings are held with clients to document their ongoing requirements and to ensure application enhancements meet these requirements. This also allows the Company to identify new products which can then be marketed to existing clients.

4) The Company has undergone significant restructuring of staff in order to position us to take on larger clients in different geographic regions. The Company now provides live 7/24/365 support which allows quick response to clients located in any geographic region. In addition, both infrastructure and staff have been configured to allow expansion of our client base with minimal increase in staff and infrastructure expenses.

5) We now have an experienced sales presence in both the Middle East and Asia-Pacific markets where the growth of low cost carriers has been most prominent in the past two years.

Corporate History

In August of 2003, the Company changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc. ("IASA") pursuant to a written consent of the Company's shareholders. The name change was to better reflect its new business activities.

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

The Amelia software is comprised of the following modules:

o        Passenger Reservation and Booking Engine
o        Online Web Booking for Passengers, Travel Agencies and Corporations
o        Flight, Crew and Aircraft Scheduling
o        Aviation Regulatory Compliance Tools
o        Flight Operations and Flight Watch
o        Maintenance and Inventory
o        Integration with the Global Distribution System
o        Low Cost Freight Management

Custom Programming

We derive significant revenues from custom programming work whereby our developers customize existing applications for a specific client's configuration, or develop completely new functionality. Both new and existing customers may require our custom programming services. For new customers, the scope of development work is determined during the requirements definition phase, and is charged to the client as part of the fees which are payable at contract signature, and prior to work commencing. For existing clients whose business model undergoes changes or who wish to undertake expanded functionality, the scope is determined in detailed client consultation sessions. Any custom development work is carried out against a detailed specification document which is approved by the client before work commences.

Implementation Services - InteliSys' Methodology

We provide implementation support to our clients in order to provide a smooth transition from the client's existing systems to the Amelia solution. We employ our own implementation methodology which has been fine-tuned since mid-2001. Proper implementation requires significant time in assessing the client's ability and capacity to adopt a new solution and to determine the solutions scope and fit within the client's organization. Our methodology uses a check-list approach to map, or link the airlines existing or planned business model to specific Amelia functionality. Implementation also includes assisting the clients with their own infrastructure and technical set-up where needed. Typically, implementation labor costs are included in the one-time fees payable by the client at contract signature, and prior to work commencing.

Support

We provide technical and application support to our clients via staff who are onsite 7/24/365. Primary methods of client contact are phone, e-mail or MSN Messenger. We are the first response support facility for all technical areas, including client side infrastructure and communications issues. We invest significant technical and management resources into our support and response services as these constitute our presence with the client. It has been demonstrated that the quality and capacity of our front-line support systems has a definite effect on the clients' positive perception of InteliSys. Furthermore, a well-developed support system can absorb and address a wide range of support requests which allows our more expensive, key development staff to focus on development work rather than being distracted by day-to-day support items.

Education and Training

Training is provided by an IASA-provided trainer at the client site or at our headquarters. Training is also available through remote sessions during which the trainer "shadows" the client side user, employing the shadow functionality in the operating software. This permits the user and the trainer to collaborate and work together in a single session. Follow up is provided to ensure training was received in a timely manner and that the client is using all aspects of the solution effectively. Our implementation methodology also contains steps to ensure the training has been properly received and the trainees are sufficiently qualified to manage and use the system properly. Typically, implementation labor costs are included in the one-time fees payable by the client at contract signature, and prior to work commencing.

The Market

Since the tragedy of terrorist attacks on September 11th, 2001, the low-fare/low-cost airline market has experienced significant growth. This market segment has redefined how consumers now travel by offering a multitude of choices among carriers. Air travel is becoming increasingly price driven. The traveling public has demonstrated a willingness to forgo many of the perks offered by the larger carriers in order to reduce their cost of travel. This has created a very competitive environment where the small to mid-sized carriers are aggressively seeking ways to cut their operating costs in order to pass even further savings onto their passengers. Recently, the dramatic increase in fuel costs has impacted all airlines globally. This has raised the importance of cost-containment for airlines further. Therefore, airlines are placing more emphasis on deployment of IT systems in efforts to contain their costs while not compromising on service or product and brand quality. In their efforts to bolster their bottom-line, air carriers also seek ways to increase revenues from streams other than fares. Our systems allow an airline to offer additional services to their clients without incurring significant additional costs as well as opening new revenue opportunities. Examples of this include: mobile phone integration, surcharge for seat selection and retail-type online sales of products and services.

Since 2003, we have focused on our industry's emerging markets in addition to our North American and "Western" markets. The regions of Asia, Australasia, Middle East, Africa and Eastern Europe have demonstrated the highest rates of deployment of new Low Fare or budget airlines. Our systems are well suited to these markets as it supports a hybrid aviation model which blends legacy and modern Low Fare carrier models, and which is required in this market.

Competition

Our market is highly competitive. Our primary competitor in the airline reservation market is Navitaire, a well-financed international organization. Other competitors include smaller independent firms including Radixx, and Air Kiosk as well as divisions of larger corporations such as Sabre, SITA and Videcom. Most of our competitors have significantly greater financial, marketing and other resources than we have.

Our management feels the Company differentiates itself from its competitors by offering a hybrid distribution model, allowing our clients to combine use of legacy sales distribution channels combined with the low cost distribution channels provided via the internet. Airlines operating in emerging markets, such as Asia, Australasia, Middle East, Africa and Eastern Europe, are unable to operate in the same manner as most low fare airlines in more developed countries operate. Airlines in the emerging markets require some aspects found among the legacy carriers such as interaction with travel agents, cash payments, and in-person transactions combined with aspects provided via internet. The Company's systems seamlessly and effectively support integration of these models.

The marketplace is highly competitive. Technology and its applications within the aviation industry are in a rapid and continual state of change. To be effective, we must continue to develop and market offerings that meet changing user needs and respond to technological changes on a timely and cost effective basis.

Operations

We operate a high-availability data center with complete redundant system backup, built and maintained to standards imposed by the Credit Card Industry as well as clients such as Amex Canada and Transport Canada. The redundant power, communication and environment systems allow us to host complex, sensitive, mission-critical and high-availability applications without significant risk of down time or interrupted operations due to technical outages.

Demonstration and evaluation implementations are not hosted from the production environment. For security, the data center has card access control well as motion alarms connected to the facility's monitored alarm system. Fire protection is provided by an FM-2000 inert gas (halon-like) system. Backup power is provided via battery-powered uninterruptible power system with automatic switching to an automatically engaged diesel generator with provision for continuous fuel supply. Primary communication is provided via a redundant 10MB fiber optic link to the Internet; secondary communication is provided by a 512KB frame relay connection.

As at April 10, 2006, we have secured an independent hosting location and equipment which will provide additional data and processing redundancy for our systems. This site is separate and removed from our primary data center and is also a secure facility with redundant electrical power, internet connectivity, environmental controls and fire suppression systems.

Marketing

In addition to direct sales to new and operating airlines around the world, we intend to expand existing customer relationships by introducing upgrade programs for customers, and strategically positioning the "integrated suite" concept (i.e. selling other components of the Amelia suite to existing customers).

Marketing Strategies

Direct Marketing: We currently market our products and services via a direct sales force, utilizing telemarketing, email campaigns, sales agents, referrals and industry contacts.

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

The Company routinely secures a non-disclosure agreement with any firm or consultant with whom the Company undertakes to divulge any technical information.

Employees

As of April 10, 2006, we employed 17 individuals, 14 of whom were engaged in operations and customer service, 2 in sales, marketing and related activities and 1 in finance and administration. Our success is highly dependent on our ability to attract and retain qualified employees.

We have no employment agreements with any of our executive officers or employees.

Factors that May Affect Future Results

Limited Operating History

We have a limited operating history which makes it difficult to evaluate our prospects. Additionally, we have a history of operating losses and we may not be profitable in the future:

Five years ago, we emerged from our development stage. As of December 31, 2005, we had entered into a number of contracts for the provision of our software products, and only commenced sales in 2001. Accordingly, we have only a modest but growing history upon which an evaluation of our prospects and future performance can be made. Such prospects must be considered in the light of risks and difficulties frequently encountered by emerging businesses facing competition in an evolving and ever-changing industry, where products have yet to obtain widespread commercial acceptance and are characterized by rapid technological obsolescence

From inception through December 31, 2005, we have incurred cumulative losses of $11,744,212.

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

We may need to raise additional capital to expand our operations and execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors:

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Although we believe that we have sufficient resources and recurring revenues to conduct our operations for the next 12 months, our continued operations in general will depend upon the sustainability of cash flow from our operations, or our ability to raise additional funds if required through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

Our ability to have profitable operations is dependent on our ability to meet the needs of our market on an ongoing basis:

Our financial performance will depend, in part, on continued market acceptance of Amelia and our hosting services, and on whether we can meet and adapt to the requirements of our customers, both in terms of performance and price. If we are unsuccessful in addressing the needs of our market, or are unable to adapt our product to accommodate the market, this may have a negative impact on our financial performance.

Over time, our target customers may have a wide range of competing products to choose from, which competition may offer better or different features from our software products. Such increased competition will make it more difficult for us to increase our sales, which will have a negative impact on our operating results and financial condition:

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

In order to be successful in our market, we must keep pace with the rapid technological change and our customers' needs for improved or new products to meet new industry standards. Our results of operations will be negatively impacted if we cannot provide our customers with such improvements or new products:

The market for our software is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. The life cycles of our products are difficult to estimate. Our future success will depend largely upon our ability to interpret the needs of the market, enhance our current products accordingly and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards, and address the increasingly sophisticated needs of our customers. There can be no assurance that we will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. We have previously experienced delays in the development and introduction of new products and product enhancements. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. If we are unable to develop and introduce new products or enhancements of existing products in a timely manner or if we experiences delays in the commencement of commercial shipments of new products and enhancements, our business, operating results and financial condition would be materially adversely affected.

We expect to expand our operations to international markets, which will subject us to various factors that may affect our ability to generate sales from these international markets or impair our ability to repatriate our profits from overseas markets:


We are expanding our operation into Europe, the Middle East and Asia, which will require ongoing management attention and financial resources. We have committed and continue to commit significant resources to developing international sales and support channels. There can be no assurance that our efforts to develop international sales and support channels will continue to be successful, and the failure of such efforts could have a material adverse effect on our business, operating results and financial condition. Our operations outside North America are subject to additional risks including:

o changes in or interpretations of foreign law that may adversely affect our ability to sell our products, perform services or repatriate profits to the Canada;
o        the imposition of tariffs;
o hyperinflation or economic or political instability in foreign countries;
o conducting business in places where business practices and customs are unfamiliar and unknown;
o the imposition of restrictive trade policies, including export restrictions; o worldwide political conditions;
o        the imposition of inconsistent laws or regulations;
o the imposition or increase of investment requirements and other restrictions by foreign governments;
o        longer collection cycles for account receivables;
o        uncertainties relating to foreign laws and legal proceedings;

Foreign Currency Fluctuations May Negatively Affect Our Financial Results

International markets are important to our Company's operations. All foreign contracts from which revenues were generated in 2005 were based on Contracts using United States currency as the contract basis. Sales outside Canada represented approximately 49% of revenues for 2005. As the Company's primary operating expenses are settled in Canadian currency, fluctuations of the value of the Canadian Dollar versus the United States dollar can have a significant impact on the Company's results of operations.

Failure to Attract, Train and Retain Skilled Employees Could Adversely Affect Operating Results

Our future success will depend largely upon our ability to attract, train and retain highly skilled employees. Qualified employees are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to continue to attract and retain sufficient numbers of highly skilled employees. If we are unable to hire, train and retain qualified engineers and our management is unable to manage growth effectively, our business, operating results and financial condition could be adversely affected.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock:

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We may have defects in our software that could negatively affect our results of operations due to re-allocation of resources to cure such defects;

Complex software products may contain undetected errors or "bugs." Errors or "bugs" may not be detected until after the delivery of the software. These errors could result in delayed market acceptance or claims against us by customers, which could lead to adverse affects to our operations, because we would have to devote financial and human resources on fixing these "errors" or "bugs" rather than on other areas such as expanding our sales.

We may face product liability claims that may not be effectively limited by contractual restrictions limiting such liability that are contained in our software license agreements.

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the license and support of our software may entail the risk of such claims. A successful product liability claim brought against us would have a material adverse effect upon our business, operating results and financial condition. In the event of such a claim, we would have to devote financial and human resources to such matters, which will affect our ability to generate revenue and improve our products.

Our relationships with our clients would be seriously harmed if we experienced any business interruptions at our data centers.

Our operations are vulnerable to interruption by fire, telecommunications failures, terrorist attacks and other events beyond our control. If a simultaneous business interruption occurs at all our data centers, it could seriously harm us or our customers as we would be unable to deliver our product to our clients, who would in turn face grave difficulties as they operate without access to the IT systems we provide to them. If we had such an interruption, we could lose customers to competitors and we could also lose potential business due to such interruptions.

If we fail to protect our intellectual property or become subject to dispute regarding our intellectual property, we will have to devote financial and human resources to such matters, which will affect our ability to generate revenue and improve our products. As a result our results of operations would be negatively impacted:

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

Control by Current Shareholders

Our Officers and Principal Shareholders own or control approximately 49% of the shares outstanding. Accordingly, such persons may be able to significantly influence the election of all our directors, increase the authorized capital, dissolve, merge, sell our assets, and generally direct our affairs. We have no independent Directors to conduct Audit and Compensation Committee functions, which functions are currently conducted by the Board of Directors. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect the Company's ability to become a listed security on a NASDAQ Market and as a result adversely affect the stock liquidity.

We have limited trading in our shares of common stock, which trading will not improve unless we increase our sales, become profitable and secure more active market makers:

As of April 10, 2006, there has been a moderate level of trading of our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse affect on the stock's future liquidity

We are subject to Penny Stock regulations, which may make it more difficult for you to sell your shares of our common stock:

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

Item 2.  Description of Property.

We do not own any real property. Our principal administrative, sales, marketing, support and product development facility occupies 6,600 square feet in Shediac, New Brunswick, Canada. The lease expires on February 28, 2007. The annual rent on such lease is $96,531. We believe that existing facilities are adequate to support our activities for the foreseeable future.

Item 3. Legal Proceedings.

During the first quarter of 2005, the Company received notice that a former employee is taking legal action against the Company for wrongful dismissal during June, 2001. The individual has filed a claim against the Company in civil court for as yet unspecified damages. The Company has retained legal counsel to defend against the claim and discovery in the case is currently scheduled to commence in September, 2006. No provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable. This claim has not been resolved and the outcome and amount of this claim is not determinable

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

In 1999 our common stock began trading on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "IYSA.OB". The following table sets forth the range of high and low bid prices of the Company's Common Stock for the quarters indicated through the fourth quarter of 2005, 2004 and 2003, respectively:

Calendar Year              High Bid Low Bid

2005:

First quarter              $ .045           $ .025
Second quarter             $ .035           $ .008
Third quarter              $ .035           $ .0052
Fourth quarter             $ .02            $ .0045

2004:
First quarter              $ .65            $ .19
Second quarter             $ .30            $ .06
Third quarter              $ .10            $ .02
Fourth quarter             $ .03            $ .01

2003:

First quarter              $ .25            $ .04
Second quarter             $ .08            $ .06
Third quarter              $ .10            $ .06
Fourth quarter             $ .32            $ .10


The quotations reflect inter-dealer prices, without retail markups, markdowns, or commissions and do not necessarily represent actual transactions. The quotations were derived from the National Quotation Bureau OTC Market Report.

As of April 10, 2006 we had approximately 410 holders of record of the Common Stock and 43 holders of record of the Class B Exchangeable Shares.

Dividend Policy

As of April 10, 2006 there had been no dividends declared on the Company's Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans


The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2005.

                                                                                                      (c)
                                                                                             Number of securities
                                            (a)                                              remaining
                                         Number of                     (b)                   available for future
                                         securities to be        Weighted-average            issuance under
                                         issued upon             exercise price of           equity compensation
                                         exercise of             outstanding options         plans (exluding
                                         outstanding             under equity                securities reflected in
                                         options                 compensation plans          column (a))
Plan Category
------------------------------------   ----------------------- --------------------------  -------------------------------
Equity compensation plan approved            6,304,212              $0.0064                         28,555,788
by security holders


Equity compensation plans not
approved by security holders                 --                       --                             --


Total

The Company's only equity compensation plans are the InteliSys Aviation Systems of America Inc. 2005 Stock Option Plan, the InteliSys Aviation Systems of America Inc. 2004 Stock Option Plan and the 2000 Stock Option and Stock Issuance Plan.

Recent Sales of Unregistered Securities

The following issuances were made under Section 4(2) of the Securities Act of 1933, as an issuance not involving a public offering. The issuances were made to parties familiar with us and our operations. The parties were given an opportunity to ask questions about us and to receive information about us. No advertising or solicitation was used in connection with these issuances.

During the year ended December 31, 2005, we issued 10,000,000 shares of common stock to an employee in settlement of $50,000 accrued expenses and commissions owed to the employee. During the year ended December 31, 2004, we agreed to issue 1,025,430 shares of common stock to an employee in settlement of $20,509 owed to the employee. The shares were issued during the year ended December 31, 2005.
During the year ended December 31, 2005, the Company agreed to issue 1 share of preferred stock to a shareholder in settlement of $12,500 accrued commissions owed to the shareholder. The preferred stock remains issuable at December 31, 2005.

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

OVERVIEW

Plan of Operation

Our goal is to be a leading provider of software solutions and software solutions hosting services to low-cost airlines, small and mid-sized regional airlines and aircraft fleet operators. To meet that goal, we invested heavily to develop an integrated software solution called Amelia. The development cycle and computer hardware integration took longer that anticipated, causing a delay in our commercialization efforts. As a result, the Company has an accumulated deficit of $11,744,212. Our balance sheet remains highly leveraged. Our current liabilities exceed our current assets by $2,061,981. In the past, the Company has not been able to meet its obligations as they come due.

However, now that the software and hardware development is substantially complete and as our ability to offer additional modules of our software to existing and prospective clients improves, we have been able to concentrate our efforts on our sales and marketing activities to further commercialize our product on a worldwide basis. We believe as our product and our marketing activities continue their maturing process, our financial results will improve. For the 12 month period ending December 31, 2005, sales increased by 20%, gross profit increased by 43% and the net loss improved by 88% for an improvement of $2,782,125. Our primary financial objective in 2006 is to address past liabilities in order to rebalance our financial position, which we believe could allow us to achieve long term financial viability.

We also believe that our financial results will improve for the following reasons:

1. Through our marketing efforts, product enhancements and additional modules that are now available, we feel our competitive edge is growing and our presence in our target market is becoming stronger, thereby increasing our ability to continually sign on new customers in the near future.

2. In 2004 and 2005, the airline industry exhibited positive growth and in some geographic areas, passenger volumes exceeded the pre 9/11/2001 levels. In Canada, the total enplaned/deplaned passengers surpassed the pre-9/11 levels in 2004 and continues to exhibit positive growth through 2005 ( Source: Statistics Canada). In Asia and the Middle East, new low-cost airlines are continuing to emerge and the Company has been successful in both these markets.

3. During 2005, we added security procedures and features to our solutions and organization to comply with the Credit Card Industry Standards which became mandatory in 2005 for companies which process or handle credit card data. This provides prospective new clients a reliable benchmark to evaluate our security procedures and policies.

4. Beginning in 2nd quarter 2005, we undertook extensive improvement of the reservation software to allow implementation for clients with significantly larger reservation volumes. We believe this increase in scalability of our solutions will open up additional markets for the Company allowing us to compete for a larger market share.

5. During 2004 and 2005, we completed numerous enhancements to our reservation system in order to better position it to the emerging and rapidly growing market segment of low-cost airlines.

6. We have taken an aggressive approach at controlling our costs and making necessary cost saving decisions to provide the Company with cash savings. Beginning in 2nd Quarter 2005, we undertook a restructuring of staff which significantly reduced the ongoing cost of staff salaries.

7. We have informal agreements with many of our creditors, some of which we have already been able to settle, that will allow us to continue to function as a going concern. During 2005 we used operating revenues to settle several large creditor accounts. As more of the cash savings mentioned above become available for debt settlements, we feel we will be in a better position to continue servicing some of the outstanding debts in a reasonable and fair manner, providing the company with a stronger financial position.

8. During 2005, we renegotiated agreements with several large creditors providing for achievable repayment schedules and removing these debts from default.

9. We anticipate that the results of the activities mentioned above will allow the Company to better position itself to secure equity financing in the future. This additional financing would be used to improve our market penetration as well as improve our working capital situation. There can be no assurance that the Company will be able to secure any other additional financing on commercially reasonable terms, if at all.

     Our revenue model consists primarily of recurring monthly revenues from our clients, supplemented by revenues from professional services. Our present levels of recurring revenue satisfy our operational cash requirements, expansion of our infrastructure and servicing long-standing debt.

     The Company will be releasing a new version of its reservation system in 2006. We feel the additional features and functionality in this enhanced version will further differentiate our system from that of our competitors, and result in additional sales resulting in increased one-time and recurring revenues. A partial list of these enhancements are:

a.       Integrated, on-line retail-type sales of products and services
b.       Advanced seat selection, with optional charge to the passenger for this
c.       Tools to allows the passenger to locate best fares with the airline
d.       Mobile telephone support
e.       Enhanced travel agency and accounting tools
f.       Group booking support
g.       Interfaces to third party travel and consolidation systems
h.       Integrated cargo and freight management

The Company intends to continue to utilize revenues from existing clients while aggressively pursuing new revenue from both existing and new clients in order to satisfy cash requirements for the next 12 months. Based on the Company's present and projected revenues, the Company's management is not actively seeking additional equity or debt financing during the next 12 months. The Company has expended considerable effort during the past 12 months in identifying and engaging new prospective clients while also continuing improvement of the Company's key products to ensure marketability to new clients. During the past year, the Company has had considerable success in settling existing debt by either paying out the debt or renegotiating terms of repayment. The Company intends to continue with this debt settlement process as revenues permit during the next 12 months.

The Company plans to continue aggressively seeking new customers and emerging markets while continuing to remain customer-focused and provide new customer driven product enhancements. During 2005, 51% of revenue was generated from Canadian clients. During 2006, we expect a larger portion of revenues from outside of Canada as our international clients reservation volumes are increasing more quickly than our Canadian Clients and we will be bringing at least one additional international client onstream during 2006. We believe that the focus of our entire team will allow the Company to continue its pattern of strong revenue growth as evidenced by the 20% increase for the period ended December 31, 2005 as compared to the same period ended in 2004. This impressive growth follows a 56% increase in revenues for the year ended December 31, 2004 as compared to the same period ended in 2003 as evidenced in our 10-KSB filed for the year ended December 31, 2004. We believe that these figures support our opinion that our sales and marketing strategy has been successfully implemented.

Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 KSB.

InteliSys Aviation Systems of America Inc. had revenues of $1,944,885 for the year ended December 31, 2005 as compared to $1,619,601 for the year ended December 31, 2004, an increase of $325,284 or 20%. This increase was primarily due to an increase in client base and an increase in the reservation volumes of our existing clients. The increase in clients was the direct result of the Company's continued success in marketing activities since emerging from its development stage in 2001. The Company's revenue stream is made up of monthly fixed and variable recurring revenues from its customers whose contracts vary from 12 to 120 months in length. The variable recurring revenues are based on the passenger reservation volumes. In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers.

Cost of service delivery increased to $1,142,215 during the year ended December 31, 2005 as compared to cost of delivery charges of $1,058,051 during the same period ended December 31, 2004. The increase in expense is directly related to higher sales revenues in 2005 as compared to sales revenues for 2004. Cost of sales as a percentage of sales decreased from 65.3% in 2004 to 58.7% in 2005.

Consequently, due to the substantial increase in revenues partially offset by a slight increase in the Company's cost of service delivery, the gross profit for the year ended December 31, 2005 increased to $802,670 (41.3%) from $561,550 (34.7%) during the same period ended December 31, 2004. This represents an increase of 42.99% in year over year gross profit and an increase in gross margin of 6.6%.

Selling, general and administrative expenses decreased from $2,717,757 in 2004 to $1,106,527 for the year ended December 31, 2005, a decrease of $1,611,230. The decrease is a result of the Company substantially reducing use of consultants for business planning as well as staff restructuring .

In 2005 the Company realized $255,027 in gains in debt settlement compared to $13,743 for the same period ended December 31, 2004, an increase of $241,284.

The net loss for the year ended December 31, 2005 was $388,035 as compared to a net loss of $3,170,160 for the year ended December 31, 2004, an improvement of $2,782,125.

Basic net loss per share was $0.005 in 2005 as compared to $0.06 in 2004.

Liquidity and Capital Resources

On December 31, 2005, the Company had a cash and cash equivalents deficiency of $15,755.

Net cash provided by operating activities was $98,136 for the year ended December 31, 2005. Net cash provided by operating activities for the year ended December 31, 2005 resulted primarily from the net loss for the period, gain on settlement on debt, decreases in payables and increase in deferred revenues partially offset by non-cash expenses.

Net cash used in investing activities for the year ended December 31, 2005 was $23,976. Net cash used in investing activities related to investment in capital assets.

Net cash used in financing activities was $90,139 for the year ended December 31, 2005. During the year, the Company had net loss from the issuance of capital stock of $1,285, repayments of bank indebtedness of $28,786 and repayments of $62,638 in long-term debt.

Changes in exchange rates affected cash balances by $15,979 in 2005.

The Company had a cash and cash equivalents deficiency of $15,755 on December 31, 2005.

The Company had net working capital deficiencies of $2,061,981 and $2,874,707 for the years ended December 31, 2005 and 2004 respectively.

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

Net cash used in financing activities was $745,656 for the year ended December 31, 2004. During the year, the Company received proceeds from the issuance of capital stock for cash consideration of $902,945, net proceeds from long term debt of $55,000 offset by repayments of $195,250 in long-term debt.

Changes in exchange rates affected cash balances by $55,384 in 2004.

The Company had a cash and cash equivalents deficiency of $11,037 on December 31, 2004.

Item 7.     Financial Statements.

The Consolidated Financial in this Annual Report begin on Page F-1
                                                                              28

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures. The issuer's principal executive and financial officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and has:

o designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

o designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

o evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year December 31, 2005 (the "Evaluation Date").

Based on his evaluation as of the Evaluation Date, his conclusion about the effectiveness of the disclosure controls and procedures were that;

o the number of internal control deficiencies over corporate governance in aggregate constituted a `material weakness'. The deficiencies noted herein surrounded the documentation of existing internal controls of our IT security policy, our disaster recovery plan and regulatory reports and the documentation of such processes;

o the absence of an audit committee and our lack of effective monitoring controls constitute a material weakness. Also identified are deficiencies in monitoring the internal control structure, policies associated with communicating control risks and the effects of such risks on our financial reporting process to our board of directors;

o the number of internal control deficiencies over financial reporting in aggregate constituted a `material weakness'. The deficiencies noted herein surrounded the monitoring controls over the preparation of financial statements; and

o also, there was a significant deficiency due to an inadequate segregation of duties with respect to the revenue and expenditures cycles as incompatible tasks are performed by the same accounting personnel.

The Company believes that any of the abovementioned deficiencies, significant deficiency, or material weaknesses in the Company's internal controls do not materially affect the fairness or accuracy of the presentation of the Company's financial condition and results of operation in the Company's historical financial statements as set forth in the Company's reports previously filed with the SEC under the Securities Exchange Act of 1934.

The following tasks represent what management believes to be the most significant actions necessary to address existing deficiencies, significant deficiencies and material weaknesses in the Company's controls:

o Recruit independent board members with required knowledge and expertise to provide oversight as audit committee members;

o Review of the Company's current policies and procedures to develop processes so that incompatible duties are not performed by one individual or that there are specific compensating controls if incompatible duties cannot be avoided; and

o Develop, document and implement appropriate controls related to IT security policies and disaster recovery/business continuity plans and develop monitoring controls to ensure compliance with Sarbanes-Oxley
        Section 404. External resources will be engaged to assist with ensuring plans, policies and controls that are documented and implemented for the Company are appropriate.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the Company's fourth fiscal quarter for the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information concerning each person who served as an executive officer during the year ended December 31, 2005 or is presently a director of the Company. All officers and directors hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

The following sets forth the names and ages of our directors and executive officers:

                                Age           Title

Ralph Eisenschmid               40            President, CEO, CFO
                                              and Director

Jock English                    56            Chief Operating Officer,
                                              Vice President, Sales and
                                              Marketing, Secretary and Director

Mr. Gallant served as our Chief Financial Officer from May 31, 2003 until his termination on February 28, 2005.

Ralph Eisenschmid - Founder/President and Director, Chief Executive Officer, Chief Financial Officer

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

Jock English - Chief Operating Officer and Vice President, Sales and Marketing and Director

Mr. English has over 25 years experience in software development, marketing and sales. His primary experience has been in managing both sales and marketing of mission critical enterprise software systems for both U.S. and Canadian software firms. During his employment with a U.S. based Fortune 300 software firm Mr. English was responsible for product introduction and initial sales activities for a family of software products to markets in over 50 countries. Mr. English is a registered professional engineer in Canada and a holds both U.S. and Canadian private pilots licenses.

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

We do not have audit, nominating or compensation committees. The entire Board of Directors of the Company performs the functions of audit, nominating and compensation committees. The Company is currently seeking independent board members to join its current board of directors. The Company has not been successful in retaining independent board members in order to form its audit committee.

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

We are not aware of any instances in fiscal year 2005 when an executive officer, director or owners of more than 10% of the outstanding shares of our common stock failed to comply with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, other than the Form 4s which should have been filed Ralph Eisenschmid in March 2005.

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

Item 10.  Executive Compensation.

The following table sets forth information with respect to compensation we paid for the years ended December 31, 2005, 2004 and 2003, for services of Ralph Eisenschmid, our President and CEO, Jock English, COO, VP Sales and Marketing and Denis Gallant, former CFO (collectively, the "named executives").


Summary  of  Annual Compensation
                                    Annual Compensation       Awards               Payouts
                                  ----------------------------------------------------------
                                                              Securities
                                                             ------------
                                                         Other
                                                         Annual      Restricted                    Long-Term   All other
Name and                                                 Compen-     Stock       Underlying        Incentive   compen-
Principle Position        Year     Salary ($) Bonus ($)  sation      Awards      Options ($)       Plans ($)   sation ($)
------------------------------------------------------------------------------------------------------------------------------------
Ralph                     2005     $80,912     $0        $12500(1)   $12,500(9)         $0          $0          $0
Eisenschmid               2004     $89,308     $0              $0           $0  $49,732(2)          $0          $0
President,                2003     $56,875     $0              $0           $0          $0          $0          $0
CEO

Jock                      2005     $47,807     $0       $18,567(1)   $50,000(8)         $0          $0          $0
English                   2005                           $4,250(5)
Vice Pres.,               2004     $34,193     $0              $0           $0  $48,873(3)          $0          $0
Sales &                   2003     $41,600     $0              $0           $0          $0          $0          $0
Marketing


Denis                     2005     $18,889     $0         $4250(5)          $0          $0          $0   $1,878(9)
Gallant                   2004    $100,000     $0       $13,783(4)          $0  $26,550(6)          $0   $6,480(9)
Chief                     2003     $33,540     $0              $0           $0          $0          $0          $0
Financial
Officer


(1) Represents commissions
(2) Mr. Eisenschmid received 1,657,746 options to purchase common stock
(3) Mr. English received 1,629,108 options to purchase common stock
(4) Monies earned in 2003 but only paid in 2004
(5) Monies earned in 2004 but only paid in 2005 . Mr. Gallant resigned as the Company's Chief Financial Officer on February 28, 2005
(6) Mr. Gallant received 885,000 options to purchase common stock
(7) Car allowance
(8) Mr. English received 10,000,000 shares of common stock for settlement of debt
(9) Mr. Eisenschmid received 1 preferred share for settlement of debt

We have no employment agreements with any of our executive officers or employees.

         The following tables summarize (i) the options granted in 2005 to the executive officers named in the Summary Compensation Table above, (ii) the potential value of these options at the end of the option term assuming certain levels of appreciation of our common stock, (iii) the number of shares acquired by such named executive officers upon the exercise of options in 2005 and the value realized thereon, and (iv) the number and value of all options held by such executive officers at the end of fiscal 2005

                            OPTION/SAR GRANTS IN 2005

                             Number of
                             Securities      % of Total
                             Underlying      Options Granted
                             Options         to Employees in   Base Price   Exercise or
Name                         Granted (#)     Fiscal Year(%)    ($/Share)    Expiration Date     5% ($)      10% ($)
----                         -----------     --------------    ---------   ------------------   -------     ---------
Ralph Eisenschmid                (1)

Jock English                     (1)

Denis Gallant (2)                (1)
-------------

(1) The Company did not grant any stock appreciation rights (SARs) or stock options to the named executives in 2005.

(2) Mr. Gallant resigned as the Company's Chief Financial Officer on February 28, 2005

                                                     AGGREGATED OPTION EXERCISES IN 2005
                                                   AND FISCAL YEAR END STOCK OPTION VALUES

                               Number of
                               Shares Acquired    Value           Number of Securities Underlying       Value of Unexercised
                               Upon Exercise      Realized        Unexercised Options                   In-the-Money
   Name                            (#)              ($)           At Year End (#)                       Options ($) (1)
  ------                       ---------------    -----------    -------------------------------        ----------------------------
                                                                  Exercisable      Unexercisable        Exercisable    Unexercisable
                                                                  -----------      -------------        -----------    -------------
Ralph Eisenschmid                 300,000         $  9,000           1,357,746           0               $  23,081         0
Jock English                      700,000         $ 22,750             929,108           0               $  15,794         0
Denis Gallant (2)                 285,000         $  9,975                   0           0                                 0

(1) Based on the closing price for our common stock on December 31, 2005 of $0.017 per share.

(2) Mr. Gallant resigned as the Company's Chief Financial Officer on February 29, 2005.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table lists, as of March 31, 2005, the number of shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

The percentages below are calculated based on 90956531 shares of InteliSys Aviation Systems of America Inc. common stock issued and outstanding. Also includes shares of common stock issuable in exhange for the Special Class B Exchangeable Shares held by each person and shares of common stock issuable upon the exercise of outstanding options held by each person.


Officers, Directors,
5% Shareholder                   No. of Shares              Beneficial Ownership
                                                                     %

Ralph Eisenschmid                 14,704,851 (1)(2)(3)              16%
65 Matheieu-Martin
Grand Barachois
New Brunswick
Canada E4P 7V7

Jock English                      12,429,108 (4)(5)                 14%
113 Cap Brule  Road
Boudreau West,
New Brunswick
Canada E1P 6J1

Mohamed Juman                     11,157,694 (6)                    12%
PO Box 743
Manama
Kingdom of Bahrain

Californian Securities S.A.
Edificio Bilbao Plaza, Suite 418
Avenida Bilbao, Panama City
Republic de Panama                10,218,507                        11%

Pacific Continental Securities
UK) Ltd.
80 Cannon Street
London
EC4N 6HL
England                           11,213,105                        12%

All directors and
executive officers as
a Group (2 persons)               17,133,959                        30%

(1) Includes 12,563,772 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. Eisenschmid.

(2) Includes 783,333 shares owned by Charlene Eisenschmid, wife of Ralph Eisenschmid.

(3) Includes 1,357,746 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan.

(4) Includes 929,108 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan.

(5) Includes 1,500,000 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. English.

(6) Includes 2,666,667 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. Juman.

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


Item 12.  Certain Relationships and Related Transactions

None of the following persons had any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

a)     any director or officer;
b) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our; common stock; or
c) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) We are filing the exhibits listed below with this Report:


--------------- -- -------------------------------------------------------------------------------------------------------
Exhibit Number                                            Description
--------------- -- -------------------------------------------------------------------------------------------------------
3.1                Articles of Incorporation of Apta Holdings, Inc. (filed as Exhibit 3.01 to the registrant's
                   Registration Statement on Form 10-SB (SEC File No. 0-26777) filed on July 21, 1999 (the "Form 10-SB")
                   and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
3.2                By-Laws of Apta Holdings, Inc. (filed as Exhibit 3.02 to the Form 10-SB and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
3.3                Certificate of Amendment of Certificate of Incorporation of the registrant (filed as Annex I to the
                   Schedule 14C filed on March 12, 2004 and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.1               InteliSys Aviation Systems of America, Inc. 2005 Stock Option Plan (filed as Exhibit 4.3 to the registrant's registration statement on Form S-8 (SEC File No. 333-125582) filed on June 16, 2005 (the
                   "2005 Form S-8") and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.2               Form of Stock Option Agreement under the 2005 Stock Option Plan (filed as Exhibit 4.4 to the 2005
                   Form S-8 and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.3               InteliSys Aviation Systems of America, Inc. 2004 Stock Option Plan (filed as Exhibit 4.3 to the registrant's registration statement on Form S-8 (SEC File No. 333-114887) filed on April 27, 2004
                   (the "2004 Form S-8") and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.4               Form of Stock Option Agreement under the 2004 Stock Option Plan (filed as Exhibit 4.4 to the 2004 Form S-8 and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.5               Indenture, Bill of Sale and Assignment of Assets, Properties and Business of ARCA Corp., effective as of June 28, 1999, made by ARCA Corp. in favor of Apta Holdings, Inc. (filed as Exhibit 10.01 to the
                   Form 10-SB, and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.6               Instrument of Assumption of Liabilities, effective as of June 28, 1999, made by Apta Holdings, Inc.
                   in favor of ARCA Corp. (filed as Exhibit 10.02 to the Form 10-SB, and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.7               Provisional Workout Agreement made with the Department of Housing and Urban Development (Project No.
                   934-94W4), effective as of January 1. 1994 (filed as Exhibit 10.03 to Amendment No. 1 to the registrant's registration statement on Form 10-SB/A filed on October 18, 1999 (the "Amended Form
                   10-SB"), and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.8               Storage Tank Agreement, dated November 20, 1996, between Resource Properties XXIII, Inc. and S.V.G.
                   Properties, L.P. (filed as Exhibit 10.04 to the Amended 10-SB, and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.9               Apartment Management Agreement, made as of November 25, 1996, between S.V.G. Properties, L.P. and H.
                   James Santoro, Inc. (filed as Exhibit 10.05 to the Amended 10-SB, and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.10              Voting and Exchange Agency Agreement, made as of the 22nd day of November, 2002, between Apta
                   Holdings, Inc., Ralph Eisenschmid (in trust for Intelisys Acquisition Inc.) and Carbonaro Sugar
                   Swerzas LLP (filed as Exhibit 99.3 to the definitive Information Statement on Schedule 14C filed on
                   December 3, 2002 (the "2002 Information Statement") and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
                                                                              37

--------------- -- -------------------------------------------------------------------------------------------------------
10.11              Share Exchange Agreement, dated as of November 15, 2002 by and among Ralph Eisenschmid (in trust of Intelisys Acquisition Inc. and Intelisys (Nova Scotia) Company), Convergix Inc., Apta
                   Holdings, Inc., Ralph Eisenschmid, Harry J. Santoro and Stephen M. Robinson (filed as Exhibit 99.4 to the 2002 Information Statement and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.12              Asset Sale Consulting Agreement, made as of the 22nd day of November, 2002, by and between
                   Harry J. Santoro and Stephen M. Robinson (filed as Exhibit 99.6 to the 2002 Information Statement and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.13              Support Agreement, made the 22nd  day of November, 2002, by and between Apta Holdings, Inc.
                   and Ralph Eisenschmid (in trust for Intelisys Acquisition Inc. and Intelisys (Nova Scotia) Company
                   (filed as Exhibit 99.13 to the 2002 Information Statement and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.14              Guaranty of Principals (filed as Exhibit 99.13 to the 2002 Information Statement and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.15              Share Exchange Agreement, dated November 22, 2002, among Apta Holdings, Inc. , Harry J.
                   Santoro, Stephen M. Robinson, Convergix Inc., Ralph Eisenschmid in Trust for Intelisys Acquisition
                   Inc., a company to be incorporated, Ralph Eisenschmid in Trust for Intelisys (Nova Scotia) Company,
                   an Unlimited Liability Company to be formed, and Ralph Eisenschmid (on his own behalf and as attorney and agent for the shareholders of Convergix Inc.) (filed as Exhibit 10.06 to the Current Report on
                   Form 8-K, dated November 22, 2002, filed on December 4, 2002 (the "2002 Form 8-K"), and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.16              Support Agreement; dated November 22, 2002, between Apta Holdings, Inc., Ralph Eisenschmid in Trust for
                   Intelisys Acquisition Inc., a company to be incorporated, and Ralph Eisenschmid in Trust for Intelisys
                   (Nova Scotia) Company, an Unlimited Liability Company to be formed (filed as Exhibit 10.07 to the 2002
                   Form 8-K and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.17              Asset Sale Consulting Agreement, dated November 22, 2002, between Harry J. Santoro and
                   Stephen M. Robinson, and Intelisys Aviation Systems U.S.A. Inc. (filed as Exhibit 10.08 to the 2002
                   Form 8-K and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
10.18              2001 Stock Option and Stock Incentive Plan of the Registrant (filed Exhibit 4 to
                   Registrant's proxy statement on Schedule 14C, dated April 17, 2001, filed with the Securities and
                   Exchange Commission on April 17, 2001).
--------------- -- -------------------------------------------------------------------------------------------------------
11.1               Statement re:  Computation of Earnings per Share (filed as Exhibit 11.01 to the Form 10-SB, and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
                                                                              38

--------------- -- -------------------------------------------------------------------------------------------------------
16.1               Letter from Grant Thorton LLP, dated March 18, 2006 (filed as Exhibit 16.1 to Amendment No. 1 to the
                   Current Report on Form 8-K, dated March 14, 2006, filed on March 23, 2006 and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
16.2               Letter from Haefiele Flanagan & Co., p.c., dated February 19, 2003 (filed as Exhibit 16 to the
                   Current Report on Form 8-K, dated February 19, 2003, filed on February 21, 2003 and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
21.1               List of Subsidiaries of Registrant (filed as Exhibit 21.1 to the Form 10-SB, and incorporated herein by reference).
--------------- -- -------------------------------------------------------------------------------------------------------
23.1               Consent of Grant Thornton, LLP*
--------------- -- -------------------------------------------------------------------------------------------------------
23.2               Consent of Sherb & Co.*
--------------- -- -------------------------------------------------------------------------------------------------------
31.1               Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
--------------- -- -------------------------------------------------------------------------------------------------------
31.2               Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
--------------- -- -------------------------------------------------------------------------------------------------------
32.1               Certification of the President and Chief Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
--------------- -- -------------------------------------------------------------------------------------------------------

*Filed herewith.

(b) Reports on Form 8-K. The Company has not filed any Reports on Form 8-K during the last quarter of the fiscal year of December 31, 2005.

Item 14.  Principal Accountant Fees and Services.

         Grant Thornton LLP has served as the Company's Principal Accountant from February 19, 2003 until March 14, 2006 and has advised the Company that it does not have any material financial interests in, or any connection with (other than as independent registered public accounting firm), the Company. Sherb & Co. has been engaged as the Company's Principal Accountant since March 15, 2006.

         The following is a summary of the fees billed to us by Grant Thorton LLP and Sherb and Co., LLP for professional services rendered for the fiscal years ended December 31,
2005 and 2004:

                               Fiscal year ending    Fiscal year ending
                               December 31, 2005     December 31, 2004
                              --------------------  ----------------------
Audit Fees                       $ 101,276           $ 84,160
Audit Related Fees               $       0           $  2,491
Tax Fees                         $  13,206           $ 14,737
All Other Fees                   $   2,064           $      0

         Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thorton in connection with statutory and regulatory filings or engagements.

         Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

         Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

         All Other Fees. Consists of fees for product and services other than the services reported above.

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

         The Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   INTELISYS AVIATION SYSTEMS OF AMERICA INC.



Date:April __, 2006             By: /s/ Ralph Eisenschmid, President and Chief
                                Executive Officer (principal executive officer)

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April __, 2006.

    Signature                            Title                           Date
------------------------    --------------------------------------- ------------

 /s/ Ralph Eisenschmid       President, Chief Executive           April 20, 2006
----------------------       Officer, Chief Financial Officer
     Ralph Eisenschmid       and Director
                             (Principal Executive Officer)

/s/Jock English              Chief Operating Officer, Vice        April 20, 2006
---------------              President, Sales and Marketing
   Jock English              Secretary and Director

                                      InteliSys Aviation Systems of America Inc.
                                                                    Consolidated
                                                            Financial Statements
                                                      December 31, 2005 and 2004
                                                                 (in US dollars)

Contents

                                                                 Page




Independent Auditors' Report                                  F-1 - F-2

Consolidated Balance Sheets                                         F-3

Consolidated Statements of Operations                               F-4

Consolidated Statements of Shareholders' Deficiency                 F-5

Consolidated Statements of Cash Flows                               F-6

Notes to the Consolidated Financial Statements                 F-7-F-24

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



                                                         /s/ GRANT THORNTON LLP
Moncton, New Brunswick, Canada                           Chartered Accountant
May 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Intelisys Aviation Systems of America, Inc.

We have audited the accompanying consolidated balance sheet of InteliSys Aviation Systems of America, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InteliSys Aviation Systems of America, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, a net working capital deficit, a shareholders' deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/SHERB & CO., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
April 5, 2006


InteliSys Aviation Systems of America Inc.
Consolidated Balance Sheets
As at December 31, 2005 and 2004
(in US dollars)                                                         2005                 2004


Assets
Current assets
   Receivables (net of allowance for doubtful accounts of
       $7,300 & $143,737 December 31, 2005 & 2004
       respectively)(Note 4)                                      $      246,315      $       239,536
   Prepaid expenses                                                       20,674               44,349
                                                                   --------------      ---------------
Total current assets                                                     266,989              283,885

Capital assets (net of accumulated depreciation of
   $773,675 & $788,153 December 31 2005 & 2004
   respectively) (Note 5)                                                451,731              571,744
Other intangibles                                                             15                   14
                                                                   --------------      ---------------
                                                                   $     718,735       $      855,643
                                                                   ==============      ===============
Liabilities
Current liabilities
   Bank indebtedness (Note 6)                                     $       15,755      $        44,237
   Accounts payable                                                    1,287,356            1,257,530
   Accrued expenses and other liabilities                                498,623              541,363
   Deferred revenue                                                       10,980               25,748
   Current portion of long-term debt (Note 7)                            301,831            1,082,014
   Current portion minority interest (Note 9)                            214,425              207,700
                                                                   --------------      ---------------
   Total current liabilities                                           2,328,970            3,158,592

Long-term debt (Note 7)                                                  967,561              192,827
Convertible debt (Note 8)                                                 79,037               76,562
                                                                   --------------      ---------------
                                                                       3,375,568            3,427,981
                                                                   --------------      ---------------
Minority interest (Note 9)                                             1,715,400            1,661,692
                                                                   --------------      ---------------

Commitments and contingency (Notes 12, 17)

Shareholders' Deficiency
Capital stock - common (Note 10)                                          92,417               70,394
Additional paid in capital (Note 10)                                   8,300,789            7,921,066
Common stock issuable (Note 10)                                                -               20,509
Preferred stock issuable (Note 10)                                        12,500                    -
Subscriptions receivable                                                  (7,500)                   -
Accumulated other comprehensive loss                                  (1,026,227)            (889,822)
Accumulated deficit                                                  (11,744,212)         (11,356,177)
                                                                   --------------      ---------------
                                                                      (4,372,233)          (4,234,030)
                                                                   --------------      ---------------
                                                                  $      718,735      $       855,643
                                                                   ==============      ===============
Continuance of operations (Note 1)

                       See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statements of Operations
For the years ended December 31, 2005 and 2004
(in US dollars)                                                         2005                 2004

Revenue                                                         $      1,944,885      $     1,619,601

Cost of service delivery                                               1,142,215            1,058,051
                                                                -----------------     -----------------

Gross profit                                                             802,670              561,550
                                                                -----------------     -----------------

Costs and expenses:
   Selling, general and administrative expenses (Note 18)              1,106,527            2,717,757
   Depreciation and amortization                                         130,826              142,670
   Loss on disposal of fixed assets                                       25,332                    -
   Bad debt recovery (Note 16)                                           (43,306)                   -
                                                                -----------------     -----------------

Loss before undernoted                                                  (416,709)          (2,298,877)

Other income (expenses)
   Interest expense                                                     (226,353)            (208,152)
   Interest income                                                             -               15,269
   Gain on debt settlement (Note 11)                                     255,027               13,743
   Shareholder settlement                                                      -             (692,143)
                                                                -----------------     -----------------
                                                                           28,674            (871,283)
                                                                -----------------     -----------------

Net loss before income taxes                                            (388,035)          (3,170,160)

Income taxes (Note 13)                                                         -                    -
                                                                -----------------     -----------------

Net loss                                                        $       (388,035)    $     (3,170,160)
                                                                   ==============      ===============

Net loss per share-basic and diluted (Note, 14)                 $         (0.005)              ($0.06)


Weighted average number of shares
   outstanding - basic and diluted                                    79,886,736           56,651,535


                                   See accompanying notes to the consolidated
financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statement of Shareholders' Deficiency
For the years ended December 31, 2005 and 2004
(in US dollars)

                                                                                                          Accumulated
                                        Common   Additional  Common   Preferred                             other
                              Common    Capital   Paid-In    Shares    Shares  Subscriptions Accumulated comprehensive
                              Shares     Stock    Capital    issuable issuable   receivable   Deficit        loss          Total
Balance - December 31, 2003  36,479,630   $36,430 $4,510,902                                ($8,186,017)    ($656,699)  ($4,295,384)
Stock issued for
financing fees                1,530,612     1,531    471,878                                                                473,409
Stock issued for
cash consideration           20,813,611    20,813    882,132                                                                902,945
Stock issued for
consulting
and other services            8,165,000     8,165    925,179                                                                933,344
Stock issued as part
of a shareholder settlement   1,821,429     1,821    690,322                                                                692,143
Stock issued for debt
settlement                    1,633,619     1,634    291,383                                                                293,017
Stock issuable for
settlement of employee debt                                   20,509                                                         20,509
Stock options issued to
employees                                            149,270                                                                149,270
Comprehensive income:
Net loss                                                                                    (3,170,160)
Currency translation
adjustment                                                                                                   (233,123)
Total comprehensive loss                                                                                                 (3,403,283)
                             -------------------------------------------------------------------------------------------------------
Balance-December 31, 2004    70,443,901    70,394  7,921,066   20,509     0          0     (11,356,177)      (889,822)   (4,234,030)
                             -------------------------------------------------------------------------------------------------------
Stock issued on exercise of
stock options (Note 10)       1,285,000     1,285                                                                             1,285
Stock issued for settlement
of shareholder
debt (Note 10)               11,025,430    11,025     59,484  (20,509)                                                       50,000
Stock issuable for
settlement of shareholder
debt (Note 10)                                                         12,500                                                12,500
Stock options issued for
consulting services (Note 10)                        242,741                                                                242,741
Stock options issued to
employees                                             18,504                                                                 18,504
Stock subscribed  Note 10)     10,600,000  10,600                              (10,600)                                          0
Stock returned in settlement of
consulting services (Note 10)    (886,800)   (887)   (17,736)                    3,100                                      (15,523)
Capital Contribution (Note 15)                        76,730                                                                 76,730
Net Loss                                                                                      (388,035)
Currency translation
adjustment                                                                                                   (136,405)
Total comprehensive loss                                                                                                   (524,440)
                             -------------------------------------------------------------------------------------------------------
Balance - December 31, 2005  92,467,531   $92,417 $8,300,789      $ - $12,500  $(7,500)   $(11,744,212)   $(1,026,227)  $(4,372,233)
                             =======================================================================================================

                                      See accompanying notes to the consolidated financial statements



InteliSys Aviation Systems of America Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004
(in US dollars)                                                         2005                 2004


Operating activities:
Net loss                                                          $     (388,035)       $  (3,170,160)
Adjustments to reconcile net loss to net cash used
   in operations
       Items not affecting cash:
        Depreciation and amortization                                    130,826              142,670
        Stock based compensation - consultants (Note 10)                 242,741            1,453,336
        Stock based compensation - return of shares (Note 10)            (18,623)                   0
        Stock based compensation - employees (Note 10)                    18,504              149,270
        Stock issued as part of shareholder settlement (Note 10)               0              692,143
        Gain on debt settlement                                         (255,027)             (13,743)
        Bad debt expense                                                   9,171                    0
        Loss on disposal of fixed assets                                  25,332                    0
Changes in non-cash working capital items
        Accounts receivable                                              (17,306)             (97,900)
        Scientific Research and Experimental Development tax credit            0              166,168
        Prepaid expenses                                                   5,421               88,020
        Accounts payable and accrued liabilities                         360,145              (69,140)
        Deferred revenue                                                 (15,013)             (35,365)
                                                                  ---------------       --------------
Net cash provided (used in) operating activities                          98,136             (694,701)
                                                                  ---------------       --------------

Investing activities
   Acquisition of property and equipment                                 (23,976)            (106,339)
                                                                  ---------------       --------------

Financing activities
   Proceeds from the issuance of capital stock                             1,285              902,945
   Net proceeds from long term debt                                            0               55,000
   Net repayment of bank indebtedness                                    (28,786)             (17,039)
   Repayment of long-term debt                                           (62,638)            (195,250)
                                                                  ---------------       --------------
   Net cash (used in) provided by financing activities                   (90,139)             745,656
                                                                  ---------------       --------------

Effects of exchange rates on cash                                        (15,979)              55,384
                                                                  ---------------       --------------

Net increase (decrease) in cash                                                -                    -

Cash,  beginning of period                                                     -                    -
                                                                  ---------------       --------------

Cash, end of period                                               $            -        $           -
                                                                  ===============       ==============
Supplemental cash flow information

   Interest paid                                                  $       27,917        $      63,990
                                                                  ===============       ==============
Non-cash operating, investing and financing activities
   Stock issued as part of shareholder settlement                 $       62,500        $     692,143
   Stock issued for settlement of employee debt                   $            0        $      20,509
   Stock issued to settle debt                                    $            0        $     104,682
   Stock based compensation                                       $      242,622        $     149,270
   Payable to minority interest                                   $            0        $      13,440


                      See accompanying notes to the consolidated financial statements

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)


1. Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the consolidated financial statements, Intelisys Aviation Systems of America Inc. (hereinafter known as "the Company") has incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due. At December 31, 2005 and December 31, 2004, the Company has working capital deficiencies of $2,061,979 and $2,874,708 respectively and net shareholders' deficiencies of $4,372,231 as at December 31, 2005 and $4,234,030 at December 31, 2004. These factors, among others, strongly indicate that the Company might not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management's plans

The Company has continued with the execution of its business plan and has been successful in signing 25 customers since it has begun its marketing efforts in 2001. The Company's product is gaining acceptance with the signing of customers in geographic areas of the world the Company considers key.

Geographic Information
                                                  Revenues *

     Canada                                       $1,020,530
     United Arab Emirates                            593,956
     Other foreign countries                         330,400
                                                  ----------
     Total                                        $1,944,886
                                                  ----------

     *Revenues are attributed to countries based on location of customer for the year ended December 31, 2005.

The Company has increased its revenues since commercialization efforts began in 2001 and is continuously looking at ways to further diversify its revenue stream by increasing its product offering and further promoting its consulting services. Due to the higher risk associated with airlines in the current economic climate and since InteliSys has a significant component of foreign business, InteliSys has taken steps to insure all foreign and selected domestic accounts against default of payment or insolvency of the client. Insurance was taken out with EDC (Export Development Corporation) and insures all receivables with a recovery of 90% for receivables which are past due 90 days.

Management recognizes the need to continue its managed growth while at the same time addressing its leveraged balance sheet. The investment made in developing the product and implementing the infrastructure required to deliver the product, has burdened the Company with a large amount of debt.

Management continues to focus on seeking new customers and seeking new sources of revenue to help it continue its growth strategy and satisfy its debt obligations. No assurance can be given that the Company will be successful in generating higher revenues or in raising additional capital.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

1. Ability to continue operations (continued)

As indicated in the consolidated financial statements, the Company has incurred losses from continuing operations of $388,034 and $3,170,160 for the years ended December 31, 2005 and 2004 respectively. The Company also has a severe working capital deficiency, and a net shareholders' deficiency at year-end. Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers. The success of the Company's operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company's cost structure.

Management continues to focus on seeking new customers and seeking new sources of revenue.

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)


2. Summary of significant accounting policies (continued)

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

c)       Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the aviation industry that operate regional, low-fare/low cost airlines. Credit is extended based on evaluation of a customer's financial condition and collateral is not required. Accounts receivable are due within 15-30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the bad debt recovery account. The Company has increased its revenues since commercialization efforts began in 2001 and is

InteliSys Aviation
Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

c) Accounts Receivable (continued)

continuously looking at ways to further diversify its revenue stream by increasing its product offering and further promoting its consulting services. Due to the higher risk associated with airlines in the current economic climate and since InteliSys has a significant component of foreign business, InteliSys has taken steps to insure all foreign and selected domestic accounts against default of payment or insolvency of the client. Insurance was taken out with EDC (Export Development Corporation) and insures all receivables with a recovery rate of 90% for receivables which are past 90 days.

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

l) Stock-based compensation

In accordance with the accounting requirements of SFAS 123, "Share-Based Payments" the Company uses the fair value - based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

m) Financial instruments

The Company's primary financial instruments consist of receivables, current liabilities, convertible debt and long-term debt. The difference between the carrying values and the fair market values of the primary financial instruments are not material due to the short-term maturities and/or the credit terms of those instruments.

The fair value of shareholder advances cannot be determined, as they do not include any terms of payment.

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

p) Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128) and SAB No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Intelisys Acquistion Inc. Special Class B Exchangeable Shares are included in the weighted average number of shares of common stock outstanding. These Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the Company. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. In addition, at December 31, 2005, there are 5,944,212 stock options issued and unexercised, which are not part of total of common stock outstanding.

At December 31, 2005 and 2004, the effect of outstanding convertible debt has not been included in the diluted loss per share as such amounts would be anti-dilutive.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

3.       Concentrations

Concentrations of Credit Risk

At December 31, 2005, two significant customers accounted for 57% of trade accounts receivable which are 29% and 28% respectively. At December 31, 2004, two significant customers accounted for 61% of trade accounts receivable which are 49% and 12% respectively.

Concentration in Operations

For the year ended December 31, 2005, one significant customer accounted for 30% of revenue. In 2004, two significant customers accounted for 35% of revenue.



4.   Accounts receivables               2005                  2004
                                        ----                  ----

Accounts receivable - trade        $    248,691           $  376,930
Allowance for doubtful accounts          (7,300)            (143,737)
Other                                     4,924                6,343
                                    ------------          -----------

                                   $    246,315           $  239,536



5.   Property and equipment                                 2005                             2004
                                                            ----                              ----

                                             Accumulated       Net                    Accumulated    Net
                                 Cost        Depreciation      Book Value   Cost     Depreciation  Book Value

Computer equipment and
  software                     $  815,991    $   578,113     $  237,878  $  905,112    $  581,404  $ 323,708
Leasehold improvements            220,735         70,802        149,933     213,822        56,994    156,828
Office furniture and equipment    188,680        124,760         63,920     195,442       117,127     78,315
Trade show booth                        0              0              0      36,662        23,928     12,734
Library                                 0              0              0       8,859         8,700        159
                               ----------   ------------     -----------  ----------   ----------  ---------

                               $1,225,406   $    773,675     $  448,731  $ 1,359,897   $  788,153  $ 571,744


Depreciation expense for the years ended December 31, 2005 and 2004 was $130,826 and $142,670 respectively. Disposals of fixed assets resulted in a loss of $25,332.

6. Bank indebtedness

The Company has an authorized operating line of credit of $ 34,308 (2004 - $33,200) which bears interest of prime plus 3.50% (8.00 as at December 31,
2005). As of December 31, 2005, the Company had written checks in excess of the operating line of credit in the amount of $ 15,755 (December 31, 2004 - $11,037)

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

7.       Long-term debt
                                                                                        2005              2004
Atlantic Canada Opportunities Agency (ACOA) unsecured repayable contribution, non-interest bearing except for delinquent balance. Repayments to begin May 2,
2006 of $610, $1,287 for the next 8 months, $2,144 for the next 15 months,
$3,431 for the next 9 months and a final payment of $2,821. Payment on interest charged on delinquent payments beginning November 1, 2005 for $258 for 5 months,
$1,286 for one month and a final payment
of $677.                                                                                $ 76,764        $  74,360

ACOA unsecured repayable contribution, non-interest bearing except for delinquent balance, repayment is calculated as 3% of the gross annual sales.
Repayment to begin January 2, 2006 of $323, $343 for the next 2 months, $1,715 for the next 10 months $2,144 for the next 15 payments, $2,573 for the next 10 payments, $4,289 for the next 9 payments and a final payment of $1,833. Payments on interest charged on delinquent payments beginning November 1, 2005 for $345 for 2 months, and a final payment
of $21.                                                                                  276,022          267,378

Long-term loan, non-interest bearing loan. Payments
originally starting in 2006. Contract terminated by client
in Dec 2005 resulting in forfeiture of entire deposit
amount according to terms of signed contract.                                                  0          55,000

ACOA, Amelia marketing loan, unsecured repayable contribution, non-interest bearing, except for delinquent balance. Repayments to begin August 2, 2006 for
101 consecutive monthly payments ranging in amounts of $446 to $8,577. Payments on interest charged on delinquent payments beginning November 1, 2005 for $258 for 5 months,
$1,287 for one month and a final payment of $840.                                        377,485         365,664

Promissory notes, unsecured, bearing interest at varying rates between 6.0% -
26%, which were repayable
between August 2001 and January 2003.                                                    297,053         333,161


BDC leasehold loan, secured by shareholder guarantee and general security agreement covering equipment, bearing interest at 10.8%, repayable in 3 consecutive monthly payments of $625, beginning November 15, 2002, followed by
27 consecutive payments of $1,888 beginning February 15, 2003 to April 2005, followed by 1 payment September 15, 2005 of $2,200, followed by 16 consecutive
payments of $2,183 starting October 15, 2005.                                             28,377         44,420

                                      F-15

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)


7. Long-term debt (continued)
                                                                                          2005                  2004
Shareholder loan, bearing interest at 8% compounded monthly, repayable in 1 payment of $1000 in September 2005, followed by 3 monthly payments of $2,000, followed by monthly payments
of $3000 until the principal and interest have been paid in full.                         212,161             133,375

Shareholder loan, non-interest bearing, no set terms of repayment                           1,530               1,483
                                                                                      ------------         -----------
                                                                                        1,269,392           1,274,841
Less current portion of long-term debt                                                    301,831           1,082,014
                                                                                      ------------         -----------

                                                                                      $   967,561           $ 192,827

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 are approximately as follows:


                          2006                       $  301,831
                          2007                          143,612
                          2008                          144,882
                          2009                          128,041
                          2010                           78,586
                          and thereafter                472,441
                                                     -----------

                          Total                      $ 1,269,393

At December 31, 2005 the Company is in default on principal and interest payments for many of its obligations as follows:

         Principal payments in default               $  206,995
         Interest payments in default                   299,915
                                                     ------------
                                                     $  506,910

All debt and interest in default is included in current liabilities at December 31, 2005. The Company is attempting to refinance both its long-term and short-term debt obligations. No waivers have been obtained by the Company.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

8. Convertible debt

Convertible debt at December 31, 2005 and 2004 consists of debt which is convertible into the Company's common stock.

                                              December 31     December 31
                                                 2005            2004
Shareholder loan, bearing interest at 8%,
convertible into 3,000,000 common
shares at a share price of $0.026 on or
before June 2006.                              $ 68,616       $  66,400

Shareholder loan, non-interest
bearing convertible into
Common shares at the market price
at the date of conversion.                       10,421          10,162
                                              ----------      ----------

                                               $ 79,037       $  76,562


At December 31, 2005, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the year then ended; as such amounts would be anti-dilutive.

There is no beneficial conversion associated with the convertible debt.


9.       Minority interest

At December 31, 2005 and 2004, minority interest consists of preferred shares of CONVERGix Inc. ("CONVERGix") and preferred shares of Cynaptec Information Systems, Inc. ("Cynaptec"). The minority interest in CONVERGix arose following the merger with IASA on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger (Note 2 (a)). The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001. The preferred shares of Cynaptec are redeemable by the holder in 2005. Accordingly, the redemption value of the preferred shares has been classified as a current liability.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)



10.      Capital stock

At December 31, 2005, the Company is authorized to issue:

1)       10,000,000 shares of preferred stock, par value $0.001 per share.

2)       100,000,000 shares of common stock, par value $0.001 per share.

At December 31, 2005, there are 70,679,198 shares of common stock and 1 share of preferred stock outstanding. In addition, there are 21,788,333 issued and outstanding Special Class B "Exchangeable Shares" in IASA's wholly owned subsidiary Intelisys Acquisition Inc. As outlined in Note 2(a), the exchangeable shares have equal voting rights and equal economic value as IASA common shares as they may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at December 31, 2005 and have been included in calculating the basic loss per share. During the year ended December 31, 2005, the Company issued 1,285,000 shares of common stock pursuant to the exercise of some of the Company's outstanding stock options for consideration of $1,285. During this same period, the Company also issued 10,600,000 shares of subscribed common stock pursuant to the exercise of some of the Company's outstanding stock options for subscriptions receivable of $10,600.

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

During the year ended December 31, 2005, the Company issued 10,000,000 shares of common stock at a value of $0.005 per share to an employee in settlement of $50,000 accrued expenses and commissions owed to the employee. During the year ended December 31, 2004, the Company agreed to issue 1,025,430 shares of common stock at a value of $0.02 per share to an employee in settlement of $20,509 owed to the employee. The shares were issued during the year ended December 31, 2005. During the year ended December 31, 2005, 886,800 shares of common stock were returned to the Company in settlement of consulting services in the amount of $18,623 at a value of $0.02 per share and subscriptions receivable in the amount of $3,100.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)


10. Capital stock (continued)
During the year ended December 31, 2005 the company recorded a forgiveness of debt by a shareholder in the amount of $76,730 which has been recorded as capital contribution, see note 15 (h).

During the year ended December 31, 2005, the Company agreed to issued 1 share of preferred stock in settlement of $12,500 accrued commissions owed to the shareholder. The preferred stock remains issuable at December 31, 2005.

Stock options

During the year ended December 31, 2004, the Company issued 4,937,670 stock options to its employees and executive management, under its 2004 Stock Option Plan as filed with the Securities and Exchange Commission in April 2004, valued at $149,270.

During the year ended December 31, 2004, 1,285,000 Stock Options were issued to management under its 2004 Stock Option Plan as filed with the Securities and Exchange Commission in April 2004. During the year ended December 31, 2005 all of these options were exercised.

During the year ended December 31, 2005, the Company issued 10,600,000 stock options to consultants in lieu of payment for services, under its 2005 Stock Option Plan as filed with the Securities and Exchange Commission in June 2005, valued at $242,741. The per share weighted average fair value of $0.03 for these stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.13%, volatility of 290%, expected life of 10 years. As at December 31, 2005, all options have been exercised. During the year, 886,800 shares were returned for consulting services not performed to a total of $18,623.

During the year ended December 31, 2005, the Company issued 3,109,000 stock options to employees, under it's 2004 Stock Options Plan as filed with the Securities and Exchange Commission in April 2004, valued at $18,504. In October 2005, the per share weighted average fair value of $.0006 for 2,809,000 stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.16%, volatility of 290.7%, expected life of 10 years. In November 2005, the per share weighted average fair value of $.0055 for 300,000 stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.06%, volatility of 290.7%, expected life of 10 years.

The following table outlines the status of all of the Company's outstanding stock options:

Amount        Exercise price   Date exercisable           Expiration

 2,286,854     $ 0.001          immediately               December 31, 2014
   548,358     $ 0.03           immediately               December 31, 2014
 1,872,662     $ 0.006          immediately               October  25, 2015
   936,338     $ 0.006          December 31, 2006         October  25, 2015
   300,000     $ 0.0055         immediately               November 25, 2015
----------
5,944,212

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

Stock option activity is presented below:
                                                                  Weighted
                                                                   average
                                      Number of shares           exercise price

Outstanding, December 31, 2003            650,000                    $0.10

Granted in 2004                         4,937,670                    $0.009

Exercised in 2004                        (600,000)                   $0.001

Forfeited                                       0                         -
                                     -------------              -------------
Outstanding, December 31, 2004          4,987,670                   $0.022

Granted in 2005                        13,709,000                   $0.0021

Exercised in 2005                     (11,885,000)                  $0.001

Forfeited in 2005                        (867,458)                  $0.0825
                                     -------------              -------------
Outstanding, December 31, 2005          5,944,212                  $0.0063
                                     =============              =============



11. Gain on debt settlement

During the year ended December 31, 2005, the Company reached a settlement with certain unsecured trade creditors that resulted in the Company recording a gain on debt settlement of $69,742 (2004 - $13,743).

During the year ended December 31, 2005, the Company reached a settlement with a 2 shareholders, with ownership interest each of which are less than 10%, for interest on a promissory notes resulting in the Company recording a gain on debt settlement of $137,322 and $14,138 respectively.

During the year ended December 31, 2005, the Company was released from its obligation to repay an infrastructure loan of $52,567 with a client due to early termination of the contract with resulting forfeiture of the loan amount by the client.

During the year ended December 31, 2005, the Company reached a settlement with a consultant for early termination of the consultancy agreement resulting in a loss of $18,743 due to return of prepaid consulting fees.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

12.      Commitments

The Company is committed to minimum annual lease payments under an operating lease for office space, in Shediac, NB, which expires in February 2007. The minimum payments required under this lease for each of the two years subsequent to December 31, 2005 are approximately as follows:

            January 1, 2006 to December 31, 2006                 $ 96,530
            January 1, 2007 to February 28, 2007                   17,038


13.      Income taxes


         The components of the Company's deferred tax assets and liabilities are approximately as follows:

                                                   2005               2004
                                                   ----               ----
         Temporary differences:
         Accrued wages                         $     72,900       $     37,500
         Net operating loss carryforwards         2,550,000          3,086,500
                                               --------------     ------------
         Deferred tax asset                       2,622,900          3,124,000

         Valuation allowance                     (2,622,900)        (3,124,000)
                                               --------------     ------------

         Net deferred tax asset                $          -        $        -
                                               ==============     =============

The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal and Canadian statutory tax rates to income tax expense is:

                                                     2005               2004
                                                     ----               ----

  Tax at blended U.S. / Canadian statutory rates      35%                35%
  Change in valuation allowance                      (35%)              (35%)
                                                     -----              -----
  Tax recovery (expense)                               -                  -


At December 31, 2005, the Company had net operating loss carryforwards of approximately $5,823,500 available to offset future taxable income, which expire through 2011 and $1,168,800 which expire through 2015. Utilization of these loss carryforwards is dependant on future taxable income.

The Company's actual tax benefit differs from the expected tax benefit as follows:

                                                      2005               2004
                                                      ----               ----
 Expected tax benefit at statutory rates            $ (95,000)      $  (310,700)
 Adjustment to prior year valuation allowance         415,600                 -
 Permanent differences                                180,500            88,700



(Decrease) increase in valuation allowance          (501,100)           222,000
                                                    ----------      ------------
                                                    $      -        $         -
                                                    ==========      ============

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

14.      Loss per share

The following table sets forth the computation of loss per share for the years ended December 31, 2005 and 2004:

Numerator:                                        2005                 2004
                                                  ----                 ----
Net loss - basic and diluted                    $(388,035)         $(3,170,160)

 Denominator
 Weighted average number of shares
 outstanding during the period                 79,886,736          56,651,535

     Loss per share                               ($0.005)             ($0.06)


15. Related party transactions

(a) Accounts payable and accruals at December 31, 2005 include amounts owing to shareholders, officers and employees of $502,912 (December 31, 2004 - $600,987).

(b) Promissory notes at December 31, 2005 include amounts owing to related parties and to shareholders of $246,469 (December 31, 2004 - $154,076).

(c) During the year ended December 31, 2005, the Company expensed $60,574 (2004
- $37,948) of interest charges on a loan payable to shareholder.

(d) During the year ended December 31, 2005, the Company paid interest of $7,720 (2004 - $8,554) on a shareholder's personal debt which is related to personal property of the shareholder that was pledged as security for the Company's debt obligations.

(e) During the year ended December 31, 2005, the Company expensed $103,467 (2004-$65,835) for consulting fees performed by a shareholder of the Company.

(f) During the year ended December 31, 2005, the Company settled an outstanding debt with a shareholder writing off $142,704 in accrued interest.

(g) During the year ended December 31, 2005, the Company expensed $31,918 (2004
- $NIL) for interest charges on outstanding expenses owing to a shareholder.

(h) During the year ended December 31, 2005, the Company received a gain on debt settlement from a shareholder and officer in the amount of $76,730 which was recorded as a capital contribution.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)

16.       Bad debt recovery

During the year ended December 31, 2005, the Company collected $43,306 from a former customer. The amount was recognized as part of the allowance for doubtful accounts as at December 31, 2004. The Company has recorded the collection as a bad debt recovery on its statement of operations for the year ended December 31, 2005. The customer has since ceased operations and the subsequent balance that remained in the allowance for doubtful accounts has been written off as at December 31, 2005.

17.      Contingency

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



18. Schedule of selling, general and administrative expenses


                                                    2005               2004
                                                    ----               ----

Finance and administrative wages & benefits      $  175,821        $  302,274
Bad debts                                             9,171           134,013
Stock issued for consulting and other services      227,218           933,344
Stock issued for financing fees                           -           473,409
Stock based compensation                             18,504           149,270
Stock issued to settle debt                               -           104,682
Professional and consulting fees                    381,980           366,324
Rent                                                 96,530            95,159
Telecommunications                                   79,070            70,464
Insurance                                            49,548            37,496
Other general expenses                               68,685            51,322
                                                -------------    ---------------
                                                $ 1,106,527      $  2,717,757

19.      Reclassifications

Certain of the 2004 comparative figures have been reclassified to conform to the financial statement presentation adopted for the current period. Such reclassifications had no effect on the reported Net Loss.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
December 31, 2005
(in US dollars)


20.      Subsequent Events

In 2005, the Company renegotiated an agreement with a current client to include a Service Level Agreement (SLA) which provides for penalties for service levels below a defined level, such penalties to be calculated against current month's billings. Under the agreement, penalties cannot exceed the total monthly billing in any month. All other current client contracts do not have SLA penalty provisions.

In January 2006, the Company issued 2,300,000 stock options to employees.

In February 2006, the Company signed a Letter of Intent to enter into a contract with a new customer to provide its services to an airline operator in Saudi Arabia. The final agreement is currently under negotiation with signing expected by May 31, 2006

In February and March 2006, the Company signed leasing agreements valued at $48,990 for computer infrastructure required for a secondary backup installation. The lease term is 40 months with a buyout of $5,861 at end of lease term.

In April 2006, the Company received notice that a client in Saskatchewan, Canada was terminating their contract with the Company for reservation system services.