Form 10QSB
period 2006-03-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2006-05-12
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [  X ]  NO [    ]

The company had 70,679,198 shares of common stock par value $.001 per share, outstanding at May 1, 2006.  In addition, there are 20,288,333 issued and outstanding Special Class B “Exchangeable Shares” in the company’s wholly owned subsidiary, InteliSys Acquisition Inc. As outlined in Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as the company’s common shares as they may be exchanged by the holder at any time on a one for one basis for the company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the company’s common shares on that date.

Transitional Small Business Format

Yes  [   ]

No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [ X]

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

InteliSys Aviation Systems of America Inc.

Consolidated Financial Statements – Unaudited

March 31, 2006

(In US dollars)

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets - Unaudited

As at March 31, 2006 and December 31, 2005	March 31	December 31
(in US dollars)	2006	2005
Assets
Current assets
Cash	$10,449	$-
Receivables (net of allowance for doubtful accounts of
$7,300; December 31, 2005 - $7,300)	296,247	246,315
Prepaid expenses	12,628	20,674
Total current assets	319,324	266,989
Capital assets (net of accumulated depreciation of $798,970;
December 31, 2005 - $773,675) (note 5)	475,871	451,731
Other intangibles	15	15
	$795,210	$718,735
Liabilities
Current liabilities
Bank indebtedness (Note 6)	$-	$15,755
Accounts payable	1,242,402	1,287,356
Accrued expenses and other liabilities	496,353	498,623
Deferred revenue	65,138	10,980
Current portion of long-term debt (Note 7)	341,764	301,831
Current portion of minority interest (Note 9)	1,927,800	214,425
Total current liabilities	4,073,457	2,328,970
Long-term debt (Note 7)	962,314	967,561
Convertible debt (Note 8)	78,955	79,037
	5,114,726	3,375,568
Minority interest (Note 9)	-	1,715,400
Commitments and contingency (Notes 9, 12)
Shareholders’ Deficiency
Capital stock (Note 10)	90,917	92,417
Additional paid in capital (Note 10)	8,336,789	8,300,789
Preferred stock issuable (Note 10)	12,500	12,500
Subscriptions receivable	(7,500)	(7,500)
Accumulated other comprehensive loss	(1,021,727)	(1,026,227)
Accumulated deficit	(11,730,495)	(11,744,212)
	(4,319,516)	(4,372,233)
	$795,210	$718,735

Continuance of operations (Note 1)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations - Unaudited

For the three months ended March 31, 2006 and 2005

(in US dollars)

	Three	Three
	months	months
	ended	ended
	March 31	March 31
	2006	2005
Revenue	$ 540,491	$ 471,273
Cost of service delivery	276,650	333,038
Gross profit	263,841	138,235
Costs and expenses:
Selling, general and administrative
expenses (Note 14)	188,978	183,764
Depreciation and amortization	25,975	31,805
Bad debt recovery	-	(42,787)
Income (loss) before undernoted	48,888	(34,547)
Other income (expenses)
Interest expense	(35,171)	(53,190)
Net (loss) before income taxes	$13,717	$ (87,737)
Income taxes	-	-
Net income (loss)	$13,717	$ (87,737)
Net income (loss) per share-basic and
Diluted	$ 0.0001	$ (0.001)
Weighted average number of shares
outstanding – basic and diluted	92,434,198	71,293,290

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statement of Shareholders’ Deficiency - Unaudited

For the three months ended March 31, 2006

(in US dollars)

							Accumulated
		Common	Additional	Preferred			other
	Common	Capital	Paid	Shares	Subscriptions	Accumulated	comprehensive
	Shares	Stock	In Capital	issuable	receivable	Deficit	loss	Total
Balance - December 31, 2005	92,467,531	$92,417	$8,300,789	$12,500	($7,500)	($11,744,212)	($1,026,227)	($4,372,233)
Stock options issued to employees (note 10)			34,500					34,500
Exchangeable Shares forfeited (note 10)	(1,500,000)	(1,500)	1,500					0
Net Income						13,717
Currency translation adjustment							4,500
Total comprehensive income								18,217
Balance - March 31, 2006	90,967,531	$90,917	$ 8,336,789	$12,500	$ (7,500)	$ (11,730,495)	$ (1,021,727)	$ (4,319,516)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows - Unaudited

For the three months ended March 31, 2006 and 2005

(in US dollars)

	2006	2005
Operating activities
Net income (loss)	$13,717	$(87,737)
Adjustments to reconcile net income (loss) to net cash
used in operations
Items not affecting cash
Depreciation and amortization	25,975	31,805
Stock based compensation – employees (Note 10)	34,500	-
Changes in non-cash working capital items
Accounts receivable	(50,740)	(21,974)
Prepaid expenses	8,112	17,719
Accounts payable and accrued liabilities	(45,846)	81,339
Deferred revenue	54,764	(5,764)
Net cash provided by operating activities	40,482	15,388
Investing activities
Acquisition of property and equipment	(50,861)	(8,978)
Financing activities
Proceeds from the issuance of capital stock	-	1,285
Net proceeds from long term debt	54,070	-
Net repayment of bank indebtedness	(15,911)	-
Repayment of long-term debt	(17,658)	(7,597)
Net cash (used in) provided by financing activities	20,501	(6,312)
Effects of exchange rates on cash	$327	$850
Net increase (decrease) in cash	10,122	948
Cash, beginning of period	-	(11,037)-
Cash, end of period	$10,449	$(10,089)
Supplemental cash flow information
Interest paid	$20,737	$7,027
Non-cash operating, investing and financing activities:
Stock based compensation	$34,500	$-

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

1.     Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As indicated in the consolidated financial statements, InteliSys Aviation Systems of America Inc. (hereinafter known as “the Company”) has incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due.  At March 31, 2006, the Company has a working capital deficiency of $3,754,133 and a shareholders’ deficiency of $4,319,516.  These factors, among others, strongly indicate that the Company might not be able to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management’s plans

The Company has continued with the execution of its business plan and has been successful in signing 26 customers since it has begun its marketing efforts in 2001.  The Company’s product is gaining acceptance with the signing of customers in geographic areas of the world the Company considers key.

Geographic Information

	Revenues *
	2006	2005
Canada	$252,227	$265,734
Middle East	262,479	150,251
Other foreign countries	25,785	55,288
Total	$540,491	$471,273

*

Revenues are attributed to countries based on location of customer for the three months ended March 31, 2006 and 2005.

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

March 31, 2006

(in US dollars)

1.

Ability to continue operations (continued)

As indicated in the consolidated financial statements, the Company has realized a profit from continuing operations of $13,717 and incurred a loss of $87,737 for the three months ended March 31, 2006 and 2005 respectively.  The Company also has a severe working capital deficiency, and a net shareholders’ deficiency at year-end.  Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers.  The success of the Company’s operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company’s cost structure.

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

March 31, 2006

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

March 31, 2006

(in US dollars)

c)

Accounts Receivable (continued)

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

March 31, 2006

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

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

l)

Stock-based compensation

In accordance with the accounting requirements of SFAS 123(R), “Share-Based Payments” the Company uses the fair value – based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

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

p)

Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128) and SAB No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Intelisys Acquistion Inc. Special Class B Exchangeable Shares are included in the weighted average number of shares of common stock outstanding. These Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the Company. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. In addition, at March 31, 2006, there are 8,244,212 stock options issued and unexercised, which are not part of total of common stock outstanding.

At March 31, 2006 and 2005, the effect of outstanding convertible debt has not been included in the diluted loss per share as such amounts would be anti-dilutive.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

q)

Capital stock issued for consideration other than cash

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

3.

Concentrations

Concentrations of Credit Risk

At March 31, 2006, two significant customers accounted for 50% of trade accounts receivable which are 39% and 12% respectively. At March 31, 2005, two significant customers accounted for 56% of trade accounts receivable.

Concentration in Operations

For the three months ended March 31, 2006, two significant customers accounted for 48% of revenue which are 31% and 17% respectively.  In 2005, one significant customer accounted for 31% of revenue.

4.

Accounts receivables

	2006	2005
Accounts receivable – trade	$250,270$	248,692
Allowance for doubtful accounts	(7,292)	(7,300)
Other	53,269	4,923
	$296,247$	246,315

5.

Property and equipment

			2006			2005
	Accumulated		Net		Accumulated	Net
	Cost Depreciation		Book Value	Cost	Depreciation	Book Value
Computer equipment and
software	$865,444	$ 597,216	$ 268,228	$815,991	$ 578,113	$ 237,878
Leasehold improvements	220,503	73,520	146,983	220,735	70,802	149,933
Office furniture and equipment	188,482	127,822	60,660	188,680	124,760	63,920

	$1,274,429	$ 798,558	$ 475,871	$1,225,406	$ 773,675	$451,731

Depreciation expense for the three months ended March 31, 2006 and 2005 was $25,975 and $31,805 respectively.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

6.

Bank indebtedness

The Company has an authorized operating line of credit of $ 34,272, which bears interest of prime plus 4.00% (8.50% as at March 31, 2006).   As of March 31, 2006 the company had written cheques in excess of the operating line of credit in the amount of $NIL (December 31, 2005 - $15,755)

7.

Long-term debt

	March 31	December 31
	2006	2005
Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
except for delinquent balance. Repayments to begin
May 2, 2006 of $610, $1,285 for the next 8 months, $2,142
for the next 15 months, $3,427 for the next 9 months and a
final payment of $2,818. Payment on interest charged
on delinquent payments to begin November 1, 2005 of $257
for 5 months, $1,285 for one month and a final payment
of $676.	$ 76,684	$ 76,764

ACOA unsecured repayable contribution, non-interest bearing
except for delinquent balance, repayment is calculated as 3%
of the gross annual sales. Repayment to begin January 2, 2006 of $323, $343 for the next 2 months, $1,714 for the next 10 months
$2,153 for the next 15 payments, $2,584 for the next 10 payments,
$4,307 for the next 9 payments and a final payment of $1,841.
Payments on interest charged on delinquent payments to begin
November 1, 2005 of $345 for 2 months, and a final payment
of $21. Subsequent repayments are due monthly until the
contribution has been paid.	274,724	276,022

ACOA, Amelia marketing loan, unsecured repayable
contribution, non-interest bearing, except for delinquent
balance. Repayments to begin August 2, 2006 for 101
consecutive monthly payments ranging in amounts of $446
to $8,568. Payments on interest charged on delinquent
payments to begin November 1, 2005 of $258 for 5 months,
$1,285 for four months and a final payment of $840.	377,089	377,485
Promissory notes, unsecured, bearing interest at
varying rates between 6.0% - 26%, which were repayable
between August 2001 and January 2003.	205,946	297,053

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

7.

Long-term debt (continued)

BDC leasehold loan, secured by shareholder guarantee
and general security agreement covering equipment,
bearing interest at 10.8%, repayable in 3 consecutive
monthly payments of $625, beginning November 15, 2002,
followed by 27 consecutive payments of $1,888 beginning
February 15, 2003 to April 2005, followed by 1 payment
September 15, 2005 of $1,903, followed by 16 consecutive
payments of $1,888 starting October 15, 2005.	21,806	28,377

Capital leases on computer equipment, secured by shareholder guarantee and general security agreement covering equipment, bearing interest at 16%. Payments beginning February 2006
of $1,298, March 2006 of $3,455 followed by 33 consecutive
payments of $$1,773 with a purchase option of $4,920 in
January 2009.	50,102	0

Shareholder loan, bearing interest at 8% compounded monthly, repayable in 1 payment of $1000 in September 2005, followed
by 3 monthly payments of $2,000, followed by monthly payments
of $3000 until the principal and interest have been paid in full.	296,199	212,161
Shareholder loan, non-interest bearing, no set terms
of repayment.	1,528	1,530
	1,304,078	1,269,392
Less current portion of long-term debt	341,764	301,831
	$962,314	$967,561

The aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2006 are approximately as follows:

2006	$297,084
2007	159,449
2008	165,529
2009	132,972
2010	78,659
and thereafter	470,385
Total	$ 1,304,078

At March 31, 2006 the Company is in default on principal and interest payments for many of its obligations as follows:

Principal payments in default	$ 205,946
Interest payments in default	371,383
$ 577,328

All debt and interest in default is included in current liabilities at March 31, 2006.  The Company is attempting to refinance both its long-term and short-term debt obligations.  No waivers have been obtained by the Company.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

8.

Convertible debt

Convertible debt at March 31, 2006 consists of debt which is convertible into common stock.

	March 31	December 31
	2006	2005
Shareholder loan, bearing interest at 8%, convertible into
3,000,000 common shares at a share price of $0.026
on or before June 30, 2006	$ 68,544	$ 68,616
Shareholder loan, non-interest bearing convertible into
common shares at the market price at the date of conversion.	10,411	10,421
	$ 78,955	$ 79,037

At March 31, 2006, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the three months then ended; as such amounts would be dilutive for the three months ended March 31, 2006.

There is no beneficial conversion associated with the convertible debt.

9.

Minority interest

At March 31, 2006 and December 31, 2005, minority interest consists of preferred shares of CONVERGix Inc. (“CONVERGix”) and preferred shares of Cynaptec Information Systems, Inc. (“Cynaptec”). The minority interest in CONVERGix arose following the merger with InteliSys Aviation Systems of America Inc. (“IASA”) on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger. The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.  The preferred shares of Cynaptec were redeemable by the holder in 2005 and the preferred shares of CONVERGix were redeemable by the holder in January 2006.  Accordingly, the redemption value of the preferred shares has been classified as a current liability.

10.

Capital stock

At March 31, 2006, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

100,000,000 shares of common stock, par value $0.001 per share.

At March 31, 2006, there are 70,679,198 shares of Common Stock outstanding.  In addition, there are 20,288,333 issued and outstanding Special Class B “Exchangeable Shares” in the Company’s wholly owned subsidiary Intelisys Acquisition Inc.  The exchangeable shares have equal voting rights and equal economic value as the Company’s common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company’s common shares on that date. Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at March 31, 2006 and have been included in calculating the basic income and loss per share.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

10.

Capital stock (continued)

During the three months ended March 31, 2006, a shareholder forfeited 1,500,000 Special Class B “Exchangeable Shares” in the Company’s wholly owned subsidiary Intelisys Acquisition Inc. recorded as at par value.

During the year ended December 31, 2005, the Company agreed to issued 1 share of preferred stock at a value of $0.005 per share in settlement of $12,500 accrued commissions owed to the shareholder. The preferred stock remains issuable at March 31, 2006.

Stock options

During the three months ended March 31, 2006, the Company issued 2,300,000 stock options to employees, under it’s 2005 Stock Option Plan as filed with the Securities and Exchange Commission in June 2005, valued at $34,500. The per share weighted average fair value of $.015 for 2,300,000 stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.11%, volatility of 290.7%, expected life of 10 years.

The following table outlines the status of all of the Company’s outstanding stock options:

Amount	Exercise price	Date exercisable	Expiration
2,286,854	$0.001	immediately	December	31,	2014
548,358	$0.03	immediately	December	31,	2014
1,872,662	$0.006	immediately	October	25,	2015
936,338	$0.006	December 31, 2006	October	25,	2015
300,000	$0.0055	immediately	November 25, 2015
2,300,000	$0.015	immediately	January 9, 2016
8,244,212

Stock option activity is presented below:

		Weighted average
	Number of shares	exercise price
Outstanding, December 31, 2004	4,987,670	$0.022
Granted in 2005	13,709,000	$0.0021
Exercised in 2005	(11,885,000)	$0.001
Forfeited in 2005	(867,458)	$0.0825
Outstanding, December 31, 2005	5,944,212	$0.0063
Granted in 2006	2,300,000	$0.015
Outstanding, March 31, 2006	8,244,212	$0.0087

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

11.

Commitment

The Company is committed to minimum annual lease payments under an operating lease for office space, in Shediac, NB, which expires February 2007.  The minimum payments required under this lease for  the  year subsequent to March 31, 2006 are approximately as follows:

April 1, 2006 to February 28, 2007

$ 65,502

12.

Related party transactions

(a)

Accounts payable and accruals at March 31, 2006 include amounts owing to shareholders, officers and employees of $692,151 (December 31, 2005 - $502,915).

(b)

Promissory notes at March 31, 2006 include amounts owing to related parties and to shareholders of $240,507 (December 31, 2005 – $246,469).

(c)

During the three months ended March 31, 2006, the Company expensed $17,267 (2004 - $12,960) of interest charges on a loan payable to a related party.

(d)

During the three months ended March 31, 2006, the Company expensed $36,875 (2004-$22,017) for consulting fees performed by a related party.

13.

Contingency

In January 2005, the Company received notice that a former employee is taking legal action against the Company for wrongful dismissal. There have been no material developments since 2005 therefore no provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2006

(in US dollars)

14.

Schedule of selling, general and administrative expenses

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Finance and administrative wages & benefits	$ 49,570	$ 57,151
Professional and consulting fees	64,095	60,022
Rent	17,864	25,249
Telecommunications	25,076	21,380
Insurance	13,725	10,528
Other general expenses	18,648	9,434
	$ 188,978	$ 183,764

15.

Subsequent Events

In May 2006, the Company signed a Letter of Intent to enter into a contract with a new customer to provide its services to an airline operator in Asia. The final agreement is currently under negotiation with signing expected by May 31, 2006. Total projected revenue for the next twelve months are estimated at $120,000.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used in this Form 10-QSB, references to the “Company”, the “Registrant”, “InteliSys”, “we”, “our” or “us” refer to InteliSys Aviation Systems of America Inc., unless the context otherwise indicates.

Forward Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-QSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading “Factors that May Affect Future Results” and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

For a more complete discussion of risk factors which could have an impact on our future operations, please refer to our previously filed Form 10-KSB for the year ending December 31, 2005.

All dollar amounts reported herein are in United States dollars unless otherwise noted.  The approximate conversion rate as of March 31, 2006 was CAD $1.00 for USD $.86.

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

OVERVIEW

Plan of Operation

Our goal is to be a leading provider of software solutions and software solutions hosting services to low-cost airlines, small and mid-sized regional airlines and aircraft fleet operators.  To meet that goal, we invested heavily to develop an integrated software solution called Amelia.  The development cycle and computer hardware integration took longer that anticipated, causing a delay in our commercialization efforts.  As a result, the Company has an accumulated deficit of $11,730,495.  Our balance sheet remains highly leveraged.  Our current liabilities exceed our current assets by $3,754,133.  In the past, the company has not been able to meet its obligations as they come due.

However, now that the software and hardware development is substantially complete and as our ability to offer additional modules of our software to existing and prospective clients improves, we have been able to concentrate our efforts on our sales and marketing activities to further commercialize our product on a worldwide basis.  We believe as our product and our marketing activities continue their maturing process, our financial results will improve.  During the three months period ending March 31, 2006, sales increased by 14.7%, gross profit increased by 90.9%, and quarter finished with a net profit of $13,717 for an improvement of $101,454.  As discussed in the December 31st, 2005 financial statements, our primary financial objective in 2006 is to address past liabilities in order to rebalance our financial position, which could ensure long term financial viability.

We also believe that our financial results will improve for the following reasons:

1.

Through our marketing efforts, product enhancements and additional modules that are now available, we feel our competitive edge is growing and our presence in our target market is becoming stronger, thereby increasing our ability to continually sign on new customers in the near future.  As a result of such marketing efforts during the first quarter of 2006, the Company signed a letter of intent with an airline operator in Asia with anticipated annual revenues of $120,000.

We expect the growth of low fare airlines in the Asian market, particularly China, will outpace that experienced anywhere else in the world to date. In support of this, Zhao Hongyuan, an official of the Civil Aviation Administration of China, reported that China intends to open forty-eight new airports by 2010, increasing the number from the present 142 to 190. As reported in the Associated Press of Monday, May 8, 2006, in addition to opening the new airports, it intends to sharply boost investment in air travel amid surging passenger traffic. With passenger numbers forecast to grow by 14 percent annually, Beijing plans to spend $17.5 billion on airports by 2010, more than it spent in the previous 15 years. China has the world's fastest-growing air travel industry.

See The Associated Press, “China Plans to Open 48 New Airports”, May 8, 2006

http://seattlepi.nwsource.com/business/1310AP_China_Airports.html

2.

In 2004 and 2005, the airline industry exhibited positive growth and in some geographic areas, passenger volumes exceeded the pre 9/11/2001 levels.  In Canada, the total enplaned/deplaned passengers surpassed the pre-9/11 levels in 2004 and continues to exhibit positive growth through 2005 (Source: Statistics Canada).  In Asia and the Middle East, new low-cost airlines are continuing to emerge and the Company has been successful in both these markets.

3.

During 2005, we added security procedures and features to our solutions and organization to comply with the Credit Card Industry Standards which became mandatory in 2005 for companies which process or handle credit card data.  This provides prospective new clients with a reliable benchmark to evaluate our security procedures and policies.

4.

Beginning in second quarter of 2005, we undertook extensive improvement of the reservation software to allow implementation for clients with significant larger reservation volumes.  We believe this increase in scalability of our solutions will open up additional markets for the Company allowing us to compete for a larger market share.

5.

During 2004 and 2005, we completed numerous enhancements to our reservation system in order to better position it to the emerging and rapidly growing market segment of low-cost airlines.

6.

We have taken an aggressive approach at controlling our costs and making necessary cost saving decisions to provide the Company with cash savings.  Beginning in the second quarter of 2005, we undertook a restructuring of staff which significantly reduced the ongoing cost of staff salaries.  We are also in the process of evaluating smaller and more efficient office space in order to significantly reduce rent expense for the next fiscal year.

7.

We have reached informal agreements with many of our creditors for the purpose of settling past debts, some of which we have already been able to settle, that will allow us to continue to function as a going concern.  We plan to continue meeting with creditors throughout 2006 in order to settle past debts.

8.

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

Integrated, on-line retail-type sales of products and services

Advanced seat selection, with optional charge to the passenger for this

Tools that allows the passenger to locate best fares with the airline

Mobile telephone support

Enhanced travel agency and accounting tools

Group booking support

Interfaces to third party travel and consolidation systems

Integrated cargo and freight management

Online Self Check-In

The Company plans to continue aggressively seeking new customers and emerging markets while continuing to remain customer-focused and provide new customer driven product enhancements.  During the first quarter of 2006, 49% of revenue was generated from Canadian clients compared to 51% during the first quarter of 2005.  During the next three quarters of 2006, we expect a larger portion of revenues from outside of Canada as our international clients reservation volumes are increasing more quickly than our Canadian clients, and we have received a letter of intent from a new customer in Asia.  We believe that the focus of our entire team will allow the Company to continue its pattern of strong revenue growth as evidenced by another 14.7% increase in revenues for the three months ended March 31, 2006 as compared to the three months ended in 2005.  We believe that the ongoing revenue growth support our opinion that our sales and marketing strategy has been successfully implemented.

Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

The Company had revenues of $540,491 for the three months ended March 31, 2006 as compared to $471,273 for the three months ended March 31, 2005, an increase of $69,218 or 14.7%.  This increase was primarily due to an  increase in the reservation volumes of our existing clients.  The Company’s revenue stream consists of monthly fixed and variable recurring revenues from its customers whose contracts vary from 12 to 120 months in length.  In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers.

Cost of service delivery decreased to $276,650 during the three months ended March 31, 2006 as compared to cost of delivery charges of $333,038 during the three months ended Mach 31, 2005.  The decrease in expenses is directly related to the restructuring efforts undertaken in the 2nd quarter of 2005. Cost of sales as a percentage of sales decreased from 70.6% in the three months ended March 31, 2005 to 51.2% in the three months ended March 31, 2006 for an improvement of 19.4%.

Consequently, due to the increase in revenues and decrease in the Company’s cost of service delivery, the gross profit for the three months ended March 31, 2006 increased to $263,841 (48.8%) from $138,235 (29.3%) during the three months ended March 31, 2005.  This represents an increase of 90.9% in gross profit for the three months ended March 31, 2006.

Selling, general and administrative expenses increased from $183,764 in the three months ended March 31, 2005 to $188,978 for the three months ended March 31, 2006, an increase of $5,214.

The net profit for the three months ended March 31, 2006 was $13,717 as compared to a net loss of $87,737 for the three months ended March 31, 2005, an improvement of $101,454 or 115.6%.

Basic net income per share was $0.0001 in the three months ended March 31, 2006 as compared to ($0.001) in the three months ended March 31, 2005.

Liquidity and Capital Resources

On March 31, 2006, the Company had cash and cash equivalents of $10,449.

Net cash provided by operating activities was $40,483 for the three months ended March 31, 2006.  Net cash provided by operating activities for the three months ended March 31, 2006 resulted primarily from the stock based compensation non-cash expense of $34,500 that was included in the results.

Net cash used in investing activities for the three months ended March 31, 2006 was $50,861.  Net cash used in investing activities related to investment in data center infrastructure.

Net cash provided in financing activities was $20,501 for the three months ended March 31, 2006.  The Company received net proceeds from long term debt of $54,070 offset by repayments of $33,569 in long-term debt.

Changes in exchange rates affected cash balances by $327 in the first quarter 2006.

The Company had a cash and cash equivalents deficiency of $10,089 on March 31, 2005.

The Company had net working capital deficiencies of $3,754,133 as of March 31, 2006 and $2,061,981 for the year ended December 31, 2005.

Net cash provided in operating activities was $15,388 for the three months ended March 31, 2005.

Net cash used by investing activities for the three months period ended March 31, 2005 was $8,978.

Net cash used by financing activities was $6,312 for the three months ended March 31, 2005.  During the quarter ended March 31, 2005, the Company received net proceeds from issuance of capital stock of $1,285 and repayment of long term debt of $7,597.

Changes in exchange rates affected cash balances by $850 in 2005.

ITEM 3. CONTROLS AND PROCEDURES

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

•

evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date").

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

Internal Control Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the period covered by this report, no legal proceeding became a reportable event and there were no material developments in any legal proceedings previously disclosed by the Company in its filings with the Securities and Exchange Commission.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: May 12, 2006	By: /s/ Ralph Eisenschmid
Ralph Eisenschmid
President, Chief Executive Officer and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Eisenschmid, President, Chief Executive Officer of Intelisys Aviation Systems of America Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such disclosure control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company’s auditors:

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

Date: May 12, 2006	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President, Chief Executive Officer (Principal executive officer)

EXHIBIT 31.2

CERTIFICATION OF

PRINCIPAL FINANCIAL OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Eisenschmid, President, Financial Officer of Intelisys Aviation Systems of America Inc., (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such disclosure control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company’s auditors:

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

Date: May 12, 2006	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President, Chief Financial Officer (Principal financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc(the "Company") certifies, under the  standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 12, 2006

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