Form 10QSB
period 2006-06-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2006-08-21
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [  X ]  NO [    ]

The company had 70,679,198 shares of common stock par value $.001 per share, outstanding at August 17 , 2006.  In addition, there are 20,288,333 issued and outstanding Special Class B “Exchangeable Shares” in the company’s wholly owned subsidiary, InteliSys Acquisition Inc. As outlined in Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as the company’s common shares as they may be exchanged by the holder at any time on a one for one basis for the company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the company’s common shares on that date.

Transitional Small Business Format

Yes  [   ]

No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [  ]  NO [ X]

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

InteliSys Aviation Systems of America Inc.

Consolidated Financial Statements – Unaudited

June 30, 2006

(In US dollars)

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets - Unaudited

As at June 30, 2006 and December 31, 2005

June 30

December 31

(in US dollars)

2006

2005

Assets
Current assets
Cash	$ 22,715	$ -
Receivables (net of allowance for doubtful accounts of
$7,300; December 31, 2005 - $7,300)	223,912	246,315
Prepaid expenses	43,835	20,674
Total current assets	290,462	266,989
Capital assets (net of accumulated depreciation of $864,435;
December 31, 2005 - $773,675) (note 5)	491,069	451,731
Other intangibles	15	15
	$ 781,546	$ 718,735

Liabilities
Current liabilities
Bank indebtedness (Note 6)	$ -	$ 15,755
Accounts payable	1,280,544	1,287,356
Accrued expenses and other liabilities	516,415	498,623
Deferred revenue	43,679	10,980
Current portion of long-term debt (Note 7)	1,312,035	301,831
Current portion of minority interest (Note 9)	2,018,025	214,425
Total current liabilities	5,170,698	2,328,970

Long-term debt (Note 7)	74,052	967,561
Convertible debt (Note 8)	82,650	79,037
	5,327,400	3,375,568
Minority interest (Note 9)	-	1,715,400
Commitments and contingency (Notes 9, 12)
Shareholders’ Deficiency
Capital stock (Note 10)	90,917	92,417
Additional paid in capital (Note 10)	8,336,789	8,300,789
Preferred stock issuable (Note 10)	12,500	12,500
Subscriptions receivable	(7,500)	(7,500)
Accumulated other comprehensive loss	(1,224,581)	(1,026,227)
Accumulated deficit	(11,753,979)	(11,744,212)
	(4,545,854)	(4,372,233)
	$ 781,546	$ 718,735

Continuance of operations (Note 1)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations - Unaudited

For the three and six months ended June 30, 2006 and 2005

(in US dollars)

	Three months ended June 30 2006	Three Months Ended June 30 2005	Six Months Ended June 30 2006	Six Months Ended June 30 2005

Revenue	$ 470,887	$ 459,974	$ 1,011,378	$ 931,247

Cost of service delivery	251,828	298,974	528,478	632,011

Gross Profit	219,059	161,000	482,900	299,236

Costs and expenses:
Selling, general and administrative expenses (Note 13)	187,723	289,716	375,701	473,480
Depreciation and amortization	28,284	31,362	54,259	63,167
Bad debt recovery	-	-	-	(42,691)

Income (loss) before undernoted	4,052	(160,078)	52,940	(194,720)

Other income (expenses)
Interest expense	(50,484)	(62,649)	(85,654)	(115,839)
Gain on debt settlement (Note 12)	22,947	9,462	22,947	9,462
	(27,537)	(53,187)	(62,707)	(106,377)

Net loss before income taxes	$(23,485)	$(213,265)	$(9,767)	$(301,097)

Income taxes	-	-	-	-

Net loss	$(23,485)	$(213,265)	$(9,767)	$(301,097)

Net loss per share-basic and diluted	$ (0.0003)	$ (0.003)	$ (0.0001)	$ (0.004)

Weighted average number of shares outstanding – basic and diluted	90,967,531	73,741,144	91,696,813	75,523,979

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statement of Shareholders’ Deficiency - Unaudited

For the six months ended June 30, 2006

(in US dollars)

							Accumulated
		Common	Additional	Preferred			other
	Common	Capital	Paid	Shares	Subscriptions	Accumulated	comprehensive
	Shares	Stock	In Capital	issuable	receivable	Deficit	loss	Total
Balance - December 31, 2005	92,467,531	$92,417	$8,300,789	$12,500	($7,500)	($11,744,212)	($1,026,227)	($4,372,233)

Stock options issued to employees (note 10)			34,500					34,500

Exchangeable Shares forfeited (note 10)	(1,500,000)	(1,500)	1,500					0

Net Income						(9,767)

Currency translation adjustment							(198,354)

Total comprehensive income								(208,121)

Balance - June 30, 2006	90,967,531	$ 90,917	$ 8,336,789	$ 12,500	$ (7,500)	$(11,753,979)	$ (1,224,581)	$(4,545,854)

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows - Unaudited

For the six months ended June 30, 2006 and 2005

(in US dollars)

2006

2005

Operating activities
Net loss	$ (9,767)	$ (301,097)
Adjustments to reconcile net loss to net cash
Provided by operations
Items not affecting cash
Depreciation and amortization	54,259	63,167
Stock based compensation – consultants	-	242,741
Stock based compensation – employees (Note 10)	34,500	-
Gain on debt settlement	22,947	(9,462)
Changes in non-cash working capital items
Accounts receivable	45,300	1,869
Prepaid expenses	(21,758)	(126,934)
Accounts payable and accrued liabilities	(58,574)	160,329
Deferred revenue	31,533	(3,772)
Net cash provided by operating activities	98,440	26,841

Investing activities
Acquisition of property and equipment	(72,564)	(8,862)

Financing activities
Proceeds from the issuance of capital stock	-	11,685
Net proceeds from long term debt	90,145	-
Net repayment of bank indebtedness	(38,382)	(8,814)
Bank overdraft	-	(2,223)
Repayment of long-term debt	(32,874)	(20,782)
Net cash (used in) provided by financing activities	18,889	(20,134)

Effects of exchange rates on cash	(22,050)	2,155

Net increase (decrease) in cash	44,765	(2,155)
Cash, beginning of period	-	-
Cash, end of period	$ 22,715	$ -

Supplemental cash flow information
Interest paid	$ 42,544	$ 115,839
Non-cash operating, investing and financing activities:
Stock based compensation	$ 34,500	$ -

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

1.

Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As indicated in the consolidated financial statements, InteliSys Aviation Systems of America Inc. (hereinafter known as “the Company”) has incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due.  At June 30, 2006, the Company has a working capital deficiency of $4,880,236 and a shareholders’ deficiency of $4,545,854.  These factors, among others, strongly indicate that the Company might not be able to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management's Plans

During the three months ending June 30, 2006, Air Arabia, a large client of the Company in the Middle East, terminated their contract with the Company, causing a significant loss of recurring revenue. As a result of this loss, the Company is no longer able to meet its financial obligations. In addition, ACOA, a major creditor of the Company caused the debt owing them to become due and payable. The management believe that the aggregate value of the Companies' assets is substantially less than that of its liabilities to its creditors.

On June 29, 2006, certain subsidiaries of the Company (the "Registrant") which were incorporated in Canada filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention").  Such subsidiaries were the following (the "Canadian Subsidiaries"): Convergix Inc.; Cynaptec Information Systems Inc.; InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc.; and InteliSys (NS) Co. Pursuant to the above filings, each Canadian Subsidiary has until September 10, 2006 to make a proposal to its creditors.

On August 7, 2006 the Company filed with the Queen's Bench of the Province of New Brunswick, Canada a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act. Pursuant to such filing, the Company has thirty days from August 7, 2006 to make a proposal to its creditors.

Management is currently preparing to submit proposals to the Companies' creditors to restructure the debt. The outcome of such proposals has not yet been determined.

As indicated in the consolidated financial statements, the Company has incurred a loss from continuing operations of $9,767 and $301,097 for the six months ended June 30, 2006 and 2005 respectively.  The Company also has a severe working capital deficiency, and a net shareholders’ deficiency at June 30th 2006.  Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers.  The success of the Company’s operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company’s cost structure.

Management continues to focus on seeking new customers and seeking new sources of revenue.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

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

On December 31, 2002, IASA acquired 100% of the issued and outstanding common stock of CONVERGix, Inc. (“CONVERGix”), a Canadian corporation, pursuant to a share exchange agreement dated November 22, 2002. Under the share exchange agreement, IASA issued 3,295,000 shares of its common stock plus 20,288,333 of Class B Special “exchangeable shares” of Intelisys Acquisition, Inc., a 100% owned subsidiary of IASA.  The exchangeable shares have equal voting rights and equal economic value as IASA common stock.  These exchangeable shares may be exchanged by the holder at any time on a one-for-one basis for IASA common stock, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common stock on that date.

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

In conjunction with the merger and recapitalization of CONVERGix, CONVERGix’s 20,288,333 issued and outstanding common stock were reclassified into common stock of IASA or exchangeable shares of Intelisys Acquistion Inc., which represent IASA common stock equivalents.  Because IASA was inactive at December 31, 2002, net assets acquired were Nil.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

b)         Nature of operations and basis of financial statement presentation (continued)

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

d)         Accounts Receivable

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

June 20, 2006

(in US dollars)

d)         Accounts Receivable (continued)

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

e)         Property and equipment and depreciation

Property and equipment is recorded at cost less accumulated depreciation.  Depreciation is provided using the declining balance method over their useful lives at the following annual rates:

Office furniture and equipment:	20%
Computer equipment and software	30%
Library	50%
Leasehold improvements	7%

f)

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

g)         Income taxes

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

h)

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

June 20, 2006

(in US dollars)

i)

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

j)

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

k)

Comprehensive (loss) income

Comprehensive income or loss encompasses net income or loss and “other comprehensive income or loss”, which includes all other non-owner transactions and events that change shareholders’ (deficiency).  The Company’s other comprehensive income (loss) reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars

l)

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

m)         Stock-based compensation

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

June 20, 2006

(in US dollars)

n)

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

o)         Recovery of long-lived assets

The Company adopted FASB Statement 144, ‘Accounting for the Impairment and Disposal of Long-Lived Assets’ (SFAS 144).  SFAS 144 requires recognition of impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.

p)         Government assistance

Government assistance relating to the purchase of capital assets and other assets is recorded as a reduction of the cost of such assets.  Government assistance relating to current expenses is netted against the related expense.

q)

Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128) and SAB No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Intelisys Acquistion Inc. Special

Class B Exchangeable Shares are included in the weighted average number of shares of common stock outstanding. These Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the Company. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. In addition, at June 30, 2006, there are 8,244,212 stock options issued and unexercised, which are not part of total of common stock outstanding.

At June 30, 2006 and 2005, the effect of outstanding convertible debt has not been included in the diluted loss per share as such amounts would be anti-dilutive.

r)         Capital stock issued for consideration other than cash

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

3.

Concentrations

Concentrations of Credit Risk

At June 30, 2006, two significant customers accounted for 50% of trade accounts receivable which are 33% and 17% respectively. At June 30, 2005, two significant customers accounted for 51% of trade accounts receivable; 37% and 14% respectively.

Concentration in Operations

For the six months ended June 30, 2006, one significant customer accounted for 29% of revenue. In 2005, one significant customer accounted for 33% of revenue.

4. Accounts receivables	2006	2005
Accounts receivable - trade	$ 190,830	$ 248,692
Allowance for doubtful accounts	(7,300)	(7,300)
Other	40,382	4,923
	$ 223,912	$ 246,315

5.         Property and equipment

	Cost	Accumulated Depreciation	2006 Net Book Value	Cost	Accumulated Depreciation	2005 Net Book Value
Computer equipment and software	$ 927,378	$ 647,405	$ 279,973	$ 815,991	$ 578,113	$ 237,878
Leasehold improvements	230,823	79,885	150,938	220,735	70,802	149,933
Office furniture and equipment	197,303	137,145	60,158	188,680	124,760	63,920
	$ 1,355,504	$ 864,435	$ 491,069	$ 1,225,406	$ 773,675	$ 451,731

Depreciation expense for the six months ended June 30, 2006 and 2005 was $54,259 and $63,167 respectively.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

6.

Bank indebtedness

The Company has an authorized operating line of credit of $ 35,876, which bears interest of prime plus 4.00% (8.45% as at June 30, 2006).   As of June 30, 2006 the company had written cheques in excess of the operating line of credit in the amount of $NIL (December 31, 2005 - $15,755).

7.

Long-term debt

	June30	December 31
	2006	2005
Atlantic Canada Opportunities Agency (ACOA)
unsecured repayable contribution, non-interest bearing
except for delinquent balance. Repayments beginning
May 2, 2006 of $638, $1,345 for the next 9 months, $2,242
for the next 16 months, $3,588 for the next 8 months and a
final payment of $2,954. Payment on interest charged
on delinquent payments to begin November 1, 2005 of $257
for 5 months, $1,345 for one month and a final payment
of $637. The Company is currently in default of this loan
effective June 1, 2006.	$ 79,635	$ 76,764

ACOA unsecured repayable contribution, non-interest bearing
except for delinquent balance, repayment is calculated as 3%
of the gross annual sales. Repayment to begin January 2, 2006 of $323, $343 for the next 2 months, $1,794 for the next 10 months
$2,242 for the next 15 payments, $2,691 for the next 10 payments,
$4,485 for the next 9 payments and a final payment of $1,910.
Payments on interest charged on delinquent payments to begin
November 1, 2005 of $343 for 2 months, and a final payment
of $20. Subsequent repayments are due monthly until the
contribution has been paid. The Company is currently in default
of this loan effective June 1, 2006.	283,994	276,022

ACOA, Amelia marketing loan, unsecured repayable
contribution, non-interest bearing, except for delinquent
balance. Repayments to begin August 2, 2006 for 101
consecutive monthly payments ranging in amounts of $467
to $8,969. Payments on interest charged on delinquent
payments to begin November 1, 2005 of $257 for 5 months,
$1,345 for 4 months and a final payment of $879. The Company
is currently in default of this loan effective June 1, 2006.	394,737	377,485

Promissory notes, unsecured, bearing interest at
varying rates between 6.0% - 26%, which were repayable
between August 2001 and January 2003.	214,919	297,053

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

7.         Long-term debt (continued)

BDC leasehold loan, secured by shareholder guarantee
and general security agreement covering equipment,
bearing interest at 10.8%, repayable in 3 consecutive
monthly payments of $625, beginning November 15, 2002,
followed by 27 consecutive payments of $1,888 beginning
February 15, 2003 to April 2005, followed by 1 payment
September 15, 2005 of $2,200, followed by 16 consecutive
payments of $2,283 starting October 15, 2005. The Company
is currently in default of this loan effective June 15, 2006 and is making interest payments only. The Company is currently
in negotiations with BDC for a deferred payment schedule.	18,261	28,377

Capital leases on computer equipment, secured by shareholder guarantee and general security agreement covering equipment, bearing interest at 12%. Payments from February to June 2006 total $8,651, followed by 30 consecutive payments of $1,993, followed by one payment of $1,426, one payment of $1,200 and two final payments of $137. Purchase options can be exercised for $2,523, $3,075 and $397 in January, March and April 2009
respectively.	53,450	0

Capital leases on computer equipment, secured by shareholder guarantee and general security agreement covering equipment, bearing interest at 19.5%. Payments beginning June 1, 2006
of $1,360, followed by 22 consecutive payments of $1,345 and
one final payment of $1,340 in May 2008.	30,930	0

Shareholder loan, bearing interest at 8% compounded monthly, repayable in 1 payment of $1000 in September 2005, followed
by 3 monthly payments of $2,000, followed by monthly payments of $3000 until the principal and interest have been paid in full.
The Company has ceased payments effective June 2006.	308,561	212,161
Shareholder loan, non-interest bearing, no set terms
of repayment.	1,600	1,530
	1,386,087	1,269,392
Less current portion of long-term debt	1,312,035	301,831
	$74,052	$967,561

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

7.         Long-term debt (continued)

The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2006 are approximately as follows:

2006	$1,273,176
2007	65,378
2008	43,080
2009	2,852
2010	-
and thereafter	1,600
Total	$ 1,386,087

At June 30, 2006 the Company is in default on principal and interest payments for many of its obligations as follows:

Principal payments in default	$1,250,778
Interest payments in default	365,045
$1, 615,823

All debt and interest in default is included in current liabilities at June 30, 2006.

8.

Convertible debt

Convertible debt at June 30, 2006 consists of debt which is convertible into common stock.

	June 30	December 31
	2006	2005
Shareholder loan, bearing interest at 8%, convertible into
3,000,000 common shares at a share price of $0.026.	$ 71,752	$ 68,616
Shareholder loan, non-interest bearing convertible into
common shares at the market price at the date of conversion.	10,898	10,421
	$ 82,650	$ 79,037

At June 30, 2006, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the six months then ended; as such amounts would be dilutive for the six months ended June 30, 2006.

There is no beneficial conversion associated with the convertible debt.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

9.

Minority interest

At June 30, 2006 and December 31, 2005, minority interest consists of preferred shares of CONVERGix Inc. (“CONVERGix”) and preferred shares of Cynaptec Information Systems, Inc. (“Cynaptec”). The minority interest in CONVERGix arose following the merger with InteliSys Aviation Systems of America Inc. (“IASA”) on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger. The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001.  The preferred shares of Cynaptec were redeemable by the holder in 2005 and the preferred shares of CONVERGix were redeemable by the holder in January 2006.  Accordingly, the redemption value of the preferred shares has been classified as a current liability.

10.

Capital stock

At June 30, 2006, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

100,000,000 shares of common stock, par value $0.001 per share.

At June 30, 2006, there are 70,679,198 shares of Common Stock outstanding.  In addition, there are 20,288,333 issued and outstanding Special Class B “Exchangeable Shares” in the Company’s wholly owned subsidiary Intelisys Acquisition Inc.  The exchangeable shares have equal voting rights and equal economic value as the Company’s common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company’s common shares on that date. Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at March 31, 2006 and have been included in calculating the basic income and loss per share.

During the six months ended June 30, 2006, a shareholder forfeited 1,500,000 Special Class B “Exchangeable Shares” in the Company’s wholly owned subsidiary Intelisys Acquisition Inc. recorded as at par value.

During the year ended December 31, 2005, the Company agreed to issued 1 share of preferred stock at a value of $0.005 per share in settlement of $12,500 accrued commissions owed to the shareholder. The preferred stock remains issuable at June 30, 2006.

Stock options

During the six months ended June 30, 2006, the Company issued 2,300,000 stock options to employees, under it’s 2005 Stock Option Plan as filed with the Securities and Exchange Commission in June 2005, valued at $34,500. The per share weighted average fair value of $.015 for 2,300,000 stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.11%, volatility of 290.7%, expected life of 10 years.

The following table outlines the status of all of the Company’s outstanding stock options:

Amount	Exercise price	Date exercisable	Expiration
2,286,854	$0.001	immediately	December	31,	2014
548,358	$0.03	immediately	December	31,	2014
1,872,763	$0.006	immediately	October	25,	2015
936,237	$0.006	December 31, 2006	October	25,	2015
300,000	$0.0055	immediately	November 25, 2015
2,300,000	$0.015	immediately	January 9, 2016
8,244,212

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

10.

Capital stock (continued)

Stock option activity is presented below:

		Weighted average
	Number of shares	exercise price
Outstanding, December 31, 2004	4,987,670	$0.022
Granted in 2005	13,709,000	0.0021
Exercised in 2005	(11,885,000)	$0.001
Forfeited in 2005	(867,458)	$0.0825
Outstanding, December 31, 2005	5,944,212	$0.0063
Granted in 2006	2,300,000	$0.015
Outstanding, June 30, 2006	8,244,212	$0.0087

11.

Commitment

The Company is committed to minimum annual lease payments under an operating lease for office space, in Shediac, NB, which expires February 2007.  The minimum payments required under this lease for  the  year subsequent to June 30, 2006 are approximately as follows:

July 1, 2006 to February 28, 2007

$ 49,867

12.

Related party transactions

(a)

Accounts payable and accruals at June 30, 2006 include amounts owing to shareholders, officers and employees of $730,570 (December 31, 2005 - $502,915).

(b)

Promissory notes at June 30, 2006 include amounts owing to related parties and to shareholders of $250,263 (December 31, 2005 – $246,469).

(c)

During the six months ended June 30, 2006, the Company expensed $36,692 (2005 - $65,851) of interest charges on a loan payable to a related party.

(d)

During the six months ended June 30, 2006, the Company expensed $74,933 (2005-$51,745) for consulting fees performed by a related party.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 20, 2006

(in US dollars)

13.

Contingency

In January 2005, the Company received notice that a former employee is taking legal action against the Company for wrongful dismissal. There have been no material developments since 2005 therefore no provision has been made in the financial statements for this contingent loss because the outcome of the claim is not currently determinable.

14.

Schedule of selling, general and administrative expenses

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Finance and administrative wages & benefits	$ 45,412	$ 30,492	$ 94,982	$ 87,643
Professional and consulting fees	71,056	181,763	135,152	241,785
Rent	18,587	24,897	36,451	50,146
Telecommunications	22,096	19,614	47,172	40,994
Insurance	14,198	10,342	27,923	20,870
Other general expenses	15,374	22,608	34,022	32,042
	$ 187,723	$ 289,716	$ 375,701	$ 473,480

15.

Subsequent Events

On June 29, 2006, certain subsidiaries of InteliSys Aviation Systems of America (the “Registrant”) which were incorporated in Canada filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”).  Such subsidiaries were the following (the “Canadian Subsidiaries”): Convergix Inc.; Cynaptec Information Systems Inc.; InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc.; and InteliSys (NS) Co.

Pursuant to the above filings, each Canadian Subsidiary has thirty days from June 29, 2006 to make a proposal to its creditors.  The Registrant’s management believes that the aggregate value of the assets of the Canadian Subsidiaries is substantially less than that of their liabilities to their creditors.  The Registrant intends to disclose further financial information as to the assets and liabilities of the Canadian Subsidiaries on a Current Report on Form 8-K to be filed after the date hereof.

On July 26, 2006, InteliSys Aviation Systems of America (the “Registrant”) which was incorporated in the State of Delaware filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”).

Pursuant to the above filing, InteliSys Aviation Systems of America has thirty days from July 26, 2006 to make a proposal to its creditors.  The Registrant’s management believes that the aggregate value of its assets is substantially less than that of its liabilities to its creditors.  The Registrant intends to disclose further financial information as to the assets and liabilities on a Current Report on Form 8-K to be filed after the date hereof.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted.  The approximate conversion rate as of June 30, 2006 was CAD $1.00 for USD $.90.

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

OVERVIEW

Plan of Operation

Our goal is to be a leading provider of software solutions and software solutions hosting services to low-cost airlines, small and mid-sized regional airlines and aircraft fleet operators.  To meet that goal, we invested heavily to develop an integrated software solution called Amelia.  The development cycle and computer hardware integration took longer that anticipated, causing a delay in our commercialization efforts.  As a result, the Company has an accumulated deficit of $11,753,979.  Our balance sheet remains highly leveraged.  Our current liabilities exceed our current assets by $4,880,237. In the past, the company has not been able to meet its obligations as they come due.

However, now that the software and hardware development is substantially complete and as our ability to offer additional modules of our software to existing and prospective clients improves, we have been able to concentrate our efforts on our sales and marketing activities to further commercialize our product on a worldwide basis.  During the six month period ending June 30, 2006, sales increased by 8.6%, gross profit increased by 61.4%, and six month period finished with a net loss of $9,767 for an improvement of $291,330.  As discussed in the December 31st, 2005 financial statements, our primary financial objective in 2006 is to address past liabilities in order to rebalance our financial position, which could ensure long term financial viability.

We do not have sufficient funds to meet our financial obligations over the next twelve months.  During the three months ending June 30, 2006, Air Arabia, a large client of the Company in the Middle East, terminated their contract with the Company, causing a significant loss of recurring revenue.  In addition, ACOA, a major creditor of the Company caused the debt owing them to become due and payable.  The management believes that the aggregate value of the Companies' assets is substantially less than that of its liabilities to its creditors.

As a result of the foregoing, the Company and its subsidiaries filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to Make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention"), as further discussed below.  Pursuant to the filings of such Notice of Intention, the Company and its subsidiaries have an opportunity to make a proposal to their respective creditors to restructure their debt.

The Notice of Intention was filed by the subsidiaries on June 29, 2006.  Such subsidiaries were the following: Convergix Inc.; Cynaptec Information Systems Inc.; InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc.; and InteliSys (NS) Co. Pursuant to the above filings, each subsidiary has until September 10, 2006 to make a proposal to its creditors.

The Notice of Intention was filed by the Company on August 7, 2006.  Pursuant to such filing, the Company has thirty days from August 7, 2006 to make a proposal to its creditors.  Management is currently preparing to submit proposals to the Companies' creditors to restructure the debt. The outcome of such proposals has not yet been determined.

As indicated in the consolidated financial statements, the Company has incurred a loss from continuing operations of $9,767 and $301,097 for the six months ended June 30, 2006 and 2005 respectively.  The Company also has a severe working capital deficiency, and a net shareholders’ deficiency at June 30th 2006.  Since its inception, the Company has devoted substantially all of its efforts to developing its products, obtaining financing, assessing market demand, and obtaining customers.  The success of the Company’s operations and, ultimately, the attainment of profitable operations are dependant on achieving a level of sales adequate to support the Company’s cost structure.  Management continues to focus on seeking new customers and seeking new sources of revenue.

Results of Operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

The Company had revenues of $470,887 for the three months ended June 30, 2006 as compared to $459,974 for the three months ended June 30, 2005, an increase of $10,913 or 2.4%.  The Company’s revenue stream consists of monthly fixed and variable recurring revenues from its customers whose contracts vary from 12 to 120 months in length.  In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers.

Cost of service delivery decreased to $251,828 during the three months ended June 30, 2006 as compared to cost of delivery charges of $298,974 during the three months ended June 30, 2005.  The decrease in expenses is directly related to the restructuring efforts undertaken in the 2nd quarter of 2005.  Cost of sales as a percentage of sales decreased from 65.0% in the three months ended June 30, 2005 to 53.5% in the three months ended June 30, 2006 for an improvement of 11.5%.

Consequently, due to the increase in revenues and decrease in the Company’s cost of service delivery, the gross profit for the three months ended June 30, 2006 increased to $219,059 (46.5%) from $161,000 (35.0%) during the three months ended June 30, 2005.  This represents an increase of 36.1% in gross profit for the three months ended June 30, 2006.

Selling, general and administrative expenses decreased from $289,716 in the three months ended June 30, 2005 to $186,723 for the three months ended June 30, 2006, a decrease of $102,993.

The net loss for the three months ended June 30, 2006 was $23,485 as compared to a net loss of $213,265 for the three months ended June 30, 2005, an improvement of $189,780 or 89.0%.

Basic net loss per share was ($0.0003) in the three months ended June 30, 2006 as compared to ($0.0001) in the three months ended June 30, 2005.

Results of Operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

The Company had revenues of $1,011,378 for the six months ended June 30, 2006 as compared to $931,247 for the six months ended June 30, 2005, an increase of $80,131 or 8.6%.  This increase was primarily due to an increase in the reservation volumes of our existing clients.  The Company’s revenue stream consists of monthly fixed and variable recurring revenues from its customers whose contracts vary from 12 to 120 months in length.  In addition to the monthly recurring revenue stream, the Company provides consulting and customization services to customers.

Cost of service delivery decreased to $528,478 during the six months ended June 30, 2006 as compared to cost of delivery charges of $632,011 during the six months ended June 30, 2005.  The decrease in expenses is directly related to the restructuring efforts undertaken in the 2nd quarter of 2005. Cost of sales as a percentage of sales decreased from 67.9% in the six months ended June 30, 2005 to 52.3% in the six months ended June 30, 2006 for an improvement of 15.6%.

Consequently, due to the increase in revenues and decrease in the Company’s cost of service delivery, the gross profit for the six months ended June 30, 2006 increased to $482,900 (47.7%) from $299,236 (32.1%) during the six months ended June 30, 2005.  This represents an increase of 15.6% in gross profit for the six months ended June 30, 2006.

Selling, general and administrative expenses decreased from $473,480 in the six months ended June 30, 2005 to $375,701 for the six months ended June 30, 2006, a decrease of $97,779.

The net loss for the six months ended June 30, 2006 was $9,767 as compared to a net loss of $301,097 for the six months ended June 30, 2005, an improvement of $291,330 or 96.8%.

Basic net income per share was $0.0001 in the six months ended June 30, 2006 as compared to ($0.004) in the six months ended June 30, 2005.

Liquidity and Capital Resources

On June 30, 2006, the Company had cash and cash equivalents of $22,715.

Net cash provided by operating activities was $98,440 for the six months ended June 30, 2006.  Net cash provided by operating activities for the six months ended June 30, 2006 resulted primarily from the stock based compensation non-cash expense of $34,500 and a Gain on Debt Settlement and fluctuations in working capital items.

Net cash used in investing activities for the six months ended June 30, 2006 was $72,564.  Net cash used in investing activities related to investment in data center infrastructure.

Net cash provided in financing activities was $18,889 for the six months ended June 30, 2006.  The Company received net proceeds from long term debt of $90,145 offset by repayments of $32,874 in long-term debt.

Changes in exchange rates affected cash balances by $22,050 in the second quarter 2006.

The Company had zero cash and a cash overdraft of $2,223 on June 30, 2005.

The Company had net working capital deficiencies of $4,880,237 as of June 30, 2006 and $2,061,981 for the year ended December 31, 2005.

Net cash provided in operating activities was $26,841 for the six months ended June 30, 2005.

Net cash used by investing activities for the six months period ended June 30, 2005 was $8,862.

Net cash used by financing activities was $20,134 for the six months ended June 30, 2005.  During the period ended June 30, 2005, the Company received net proceeds from issuance of capital stock of $11,685 and repayment of long term debt of $20,782.

Changes in exchange rates affected cash balances by $2,155 in 2005.

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

PART II -

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On June 29, 2006, our following subsidiaries, which were incorporated in Canada, filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”): Convergix Inc.; Cynaptec Information Systems Inc.; InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc.; and InteliSys (NS) Co.  Pursuant to such filings, each subsidiary had thirty days from June 29, 2006 to make a proposal to its creditors pursuant to Section 50.4(1) of the Canadian Bankruptcy and Insolvency Act. On July 27, 2006, each subsidiary made an application to Court for an extension of the time for filing a proposal. The Court granted an extension until September 10, 2006.

On August 7, 2006, the Company also filed a Notice of Intention with the Queens Bench of the Province of New Brunswick, Canada.  Pursuant to such filing, the Company has thirty days from August 7, 2006 to make a proposal to its creditors pursuant to Section 50.4(1) of the Canadian Bankruptcy and Insolvency Act.

Except as described above, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: August 17, 2006	By: /s/ Ralph Eisenschmid
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

Date: August 17, 2006	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President, Chief Executive Officer (Principal executive officer)

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

Date: August 17, 2006	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President, Chief Financial Officer (Principal financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc(the "Company") certifies, under the  standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the six months ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 17, 2006

                                     / s/ Ralph Eisenschmid

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