Form 10QSB
period 2006-09-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2006-11-20
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2006

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____ to _____

                         Commission File Number: 0-26777

                   INTELISYS AVIATION SYSTEMS OF AMERICA INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    22-3662292
             --------                                    ----------
      (State of incorporation)                   (IRS Employer ID Number)

         815 Bombardier Street, Shediac, New Brunswick, Canada, E4P 1H9
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (506) 532-8515
                              ---------------------
                           (Issuer's telephone number)

                -------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

The company had 70,679,198 shares of common stock par value $.001 per share, outstanding at November 17, 2006. In addition, there are 20,288,333 issued and outstanding Special Class B "Exchangeable Shares" in the company's wholly owned subsidiary, InteliSys Acquisition Inc. As outlined in Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as the company's common shares as they may be exchanged by the holder at any time on a one for one basis for the company's common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the company's common shares on that date.

Transitional Small Business Format           Yes  [  ]   No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [ X]

                                TABLE OF CONTENTS
                                                                           Page
PART I

Item 1. Financial Statements                                                  1

    Consolidated Balance Sheets - As of September 30, 2006
    (Unaudited) and December 31, 2005                                         2

    Consolidated Statements of Operations -For the three and
    nine months ended September 30, 2006 and 2005 (Unaudited)                 3

    Consolidated Statement of Shareholders' Deficiency -
    For the nine months ended September 30,2006 (Unaudited)                   4

    Consolidated Statements of Cash Flows - For the nine
    months ended September 30, 2006 and 2005 (Unaudited)                      5

    Notes to the Consolidated Financial Statements -As of
    and for the nine months ended September 30, 2006 (Unaudited)              6

Item 2. Management's Discussion and Analysis or Plan of Operation            18

Item 3 Controls and Procedures                                               22

PART II                                                                      23

Item 1.  Legal Proceedings                                                   23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 3. Defaults Upon Senior Securities                                      24

Item 4. Submission of Matters to a Vote of Security Holders                  24

Item 5. Other Information                                                    24

Item 6. Exhibits                                                             25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS





                   InteliSys Aviation Systems of America Inc.

                  Consolidated Financial Statements - Unaudited

                               September 30, 2006

                                 (In US dollars)

InteliSys Aviation Systems of America Inc.
Consolidated Balance Sheets - Unaudited
As at September 30, 2006 and December 31, 2005                          September 30          December 31
(in US dollars)                                                             2006                   2005

Assets
Current assets
     Cash                                                            $         43,018        $               -
     Receivables (net of allowance for doubtful accounts of
          $18,393; December 31, 2005 - $7,300)                                192,337                  246,315
     Prepaid expenses                                                          37,256                   20,674
                                                                     -----------------       ------------------
Total current assets                                                          272,611                  266,989
Capital assets (net of accumulated depreciation of $775,054;
     December 31, 2005 - $773,675) (note 4)                                   438,585                  451,731
Other intangibles                                                                  15                       15
                                                                     -----------------       ------------------
                                                                     $        711,211        $         718,735
                                                                     -----------------       ------------------

Liabilities
Current liabilities
     Bank indebtedness (Note 5)                                      $              -        $          15,755
     Accounts payable                                                       1,327,582                1,287,356
     Accrued expenses and other liabilities                                   529,785                  498,623
     Deferred revenue                                                          83,980                   10,980
     Current portion of long-term debt (Note 6)                             1,335,913                  301,831
     Current portion of minority interest (Note 8)                          2,017,350                  214,425
                                                                     -----------------       ------------------
Total current liabilities                                                   5,294,610                2,328,970

Long-term debt (Note 6)                                                        40,587                  967,561
Convertible debt (Note 7)                                                      82,622                   79,037
                                                                     -----------------       ------------------
                                                                            5,417,819                3,375,568
                                                                     -----------------       ------------------
Minority interest (Note 8)                                                      -                    1,715,400
                                                                     -----------------       ------------------

Commitments and contingency (Note 8)

Shareholders' Deficiency
Capital stock (Note 9)                                                         90,917                   92,417
Additional paid in capital (Note 9)                                         8,336,789                8,300,789
Preferred stock issuable (Note 9)                                              12,500                   12,500
Subscriptions receivable                                                      (7,500)                  (7,500)
Accumulated other comprehensive loss                                      (1,225,282)              (1,026,227)
Accumulated deficit                                                      (11,914,032)             (11,744,212)
                                                                     -----------------       ------------------
                                                                          (4,706,608)              (4,372,233)
                                                                     -----------------       ------------------
                                                                     $        711,211        $         718,735
                                                                     -----------------       ------------------
Continuance of operations (Note 1)

                               See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statements of Operations - Unaudited
For the three and nine months ended September 30, 2006 and 2005
(in US dollars)

                                                       Three              Three            Nine              Nine
                                                       Months             Months           Months            Months
                                                       Ended              Ended            Ended             Ended
                                                       September          September        September         September
                                                       30, 2006           30, 2005         30, 2006          30, 2005
                                                     ---------------    ---------------    ---------------   ---------------
Revenue                                                   $ 276,633          $ 489,357        $ 1,288,011       $ 1,420,604

Cost of service delivery                                    179,431            254,210            707,909           886,221
                                                     ---------------    ---------------    ---------------   ---------------

Gross Profit                                                 97,202            235,147            580,102           534,383

Costs and expenses:
     Selling, general and administrative
        expenses (Note 11)                                  202,466            279,142            578,168           752,622
     Depreciation                                            26,873             33,904             81,132            97,071
     Loss on disposal of fixed assets                        19,625                  -             19,625                 -
     Bad debt recovery                                            -                  -                  -           (43,078)
                                                     ---------------    ---------------    ---------------   ---------------

Net loss from operations                                   (151,762)           (77,899)           (98,823)         (272,232)

Other income (expenses)
     Interest expense                                        (8,405)           (44,288)           (94,059)         (160,127)
     Gain on debt settlement                                    115            191,618             23,062           201,080
                                                     ---------------    ---------------    ---------------   ---------------
                                                             (8,290)           147,330            (70,997)           40,953

Net loss before income taxes                               (160,052)            69,431           (169,820)         (231,279)

Income taxes                                                      -                  -                  -                 -
                                                     ---------------    ---------------    ---------------   ---------------

Net loss                                                 $ (160,052)          $  69,431         $(169,820)        $(231,279)

                                                     ---------------    ---------------    ---------------   ---------------
Net income (loss) per share-basic and                    $   (0.002)
     diluted                                                                  $    0.01          $ (0.002)          $ (0.01)

Weighted average number of shares
outstanding - basic and diluted                          90,967,531          83,354,331        91,451,047        76,173,768

                                   See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statement of Shareholders' Deficiency
For the six months ended June 30, 2006 and 2005
(in US dollars)

                                                              Common       Additional       Preferred
                                                Common        Capital         Paid            Shares         Subscriptions
                                                Shares         Stock       In Capital        issuable         receivable
                                                ------         -----       ----------        --------         ----------

Balance - December 31, 2005                     92,467,531       $92,417     $8,300,789      $12,500           ($7,500)
                                            ---------------------------------------------------------------------------------

Stock options issued to employees (note 10)                                      34,500

Exchangeable Shares forfeited (note 10)         (1,500,000)       (1,500)         1,500

Net Income

Currency translation adjustment

Total comprehensive income

                                            ---------------------------------------------------------------------------------
Balance - September 30, 2006                    90,967,531      $ 90,917    $ 8,336,789      $ 12,500          $ (7,500)
                                            =================================================================================

InteliSys Aviation Systems of America Inc.
Consolidated Statement of Shareholders' Deficiency
For the six months ended June 30, 2006 and 2005
(in US dollars) Continued

                                                                       Accumulated
                                                                          other
                                                        Accumulated   comprehensive
                                                          Deficit          loss          Total
                                                          -------          ----          -----
Balance - December 31, 2005                              ($11,744,212)   ($1,026,227)   ($4,372,233)
                                                       ---------------------------------------------

Stock options issued to employees (note 10)                                                  34,500

Exchangeable Shares forfeited (note 10)                                                           0

Net Income                                                   (169,820)

Currency translation adjustment                                             (199,055)

Total comprehensive income                                                                 (368,875)

                                                       ---------------------------------------------
Balance - September 30, 2006                             $(11,914,032)   $(1,225,282)   $(4,706,608)
                                                       =============================================

                               See accompanying notes to the consolidated financial statments

                                                                    4

InteliSys Aviation Systems of America Inc.
Consolidated Statements of Cash Flows - Unaudited
For the nine months ended September 30, 2006 and 2005
(in US dollars)                                                        2006                  2005

Operating activities

     Net loss                                                        $ (169,820)      $   (231,279)
     Adjustments to reconcile net loss to net cash
          provided by operations
          Items not affecting cash
               Depreciation and amortization                             81,132             97,071
               Stock based compensation - consultants                         -            242,741
               Stock based compensation - employees (Note 9)             34,500                  -
               Gain on debt settlement                                   23,062           (201,080)
               Bad debt expense                                          11,287                  -
               Loss on disposal of fixed assets                          19,625                  -
     Changes in non-cash working capital items
          Accounts receivable                                            65,256            118,126
          Prepaid expenses                                              (15,404)            12,833
       Tax credits receivable                                                 -            189,486
          Accounts payable and accrued liabilities                        1,203            (34,805)
          Deferred revenue                                               71,386            (50,337)
                                                                     -----------       ------------
Net cash provided by operating activities                               122,227            142,756
                                                                     -----------       ------------
Investing activities
   Proceeds for disposition of capital asset                              5,032                  -
   Acquisition of property and equipment                                (72,928)           (24,363)
                                                                     -----------       ------------
Net cash used in investing activities                                   (67,896)           (24,363)
                                                                     -----------       ------------

Financing activities
     Proceeds from the issuance of capital stock                              -              1,285
     Net proceeds from long term debt                                   109,334                  -
     Net repayment of bank indebtedness                                 (58,573)            (8,301)
     Repayment of long-term debt                                        (60,560)           (46,041)
                                                                     -----------       ------------
Net cash used in financing activities                                    (9,799)           (53,057)
                                                                     -----------       ------------

Effects of exchange rates on cash                                        (1,514)           (65,336)
                                                                     -----------       ------------
Net increase (decrease) in cash                                          43,018                  -
Cash,  beginning of period                                                    -                  -
                                                                     -----------       ------------
Cash, end of period                                                  $   43,018        $         -
                                                                     -----------       ------------

Supplemental cash flow information
     Interest paid                                                   $   46,430        $    25,007
Non-cash operating, investing and financing activities:
    Stock based compensation                                         $   34,500        $   242,741
   Transfer  of  payables  to long  term  debt due to an  agreement           -        $    78,082
   renegotiation
   Common stock subscription receivable                                       -        $    10,600

                            See accompanying notes to the consolidated financial statements.
                                                              5

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)

1.       Ability to continue operations

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As indicated in the consolidated financial statements, InteliSys Aviation Systems of America Inc. (hereinafter known as "the Company") has incurred significant operating losses and negative cash flows from operations over the past two years and has not been able to meet its obligations as they come due. At September 30, 2006, the Company has a working capital deficiency of $5,021,999 and a shareholders' deficiency of $4,706,608. These factors, among others, strongly indicate that the Company will not be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount of and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to achieve profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

Management's plans

During the nine months ending September 30, 2006, Air Arabia, a large client of the Company in the Middle East, terminated their contract with the Company, causing a significant loss of recurring revenue. As a result of this loss, the Company was no longer able to meet its financial obligations. In addition, ACOA, a major creditor of the Company caused the debt owing them to become due and payable. The management believes that the aggregate value of the Companies' assets is substantially less than that of its liabilities to its creditors.

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

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") will acquire all the assets of the subsidiaries of the Registrant (the "Subsidiaries". The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the "Newco Notes"). Such notes will be secured by all the assets of Newco.

In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries will be assumed by Newco (there are no secured creditors of the Registrant). The unsecured claims of the creditors of the Registrant are to receive $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries shall receive $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes. The Class B Creditor (the Registrant ) shall not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors (the employees of the subsidiaries ) shall receive $50,000 CDN in Newco notes to be distributed on a prorata basis.

As a result of the approval of the proposal by the Court of Queen's Bench of the Province of New Brunswick, Canada, the Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco subject to conditions of the proposal.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 2005 and 2004 included in the company's Annual Report on Form 10-KSB filed on April 21, 2006.

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

In conjunction with the merger and recapitalization of CONVERGix, CONVERGix's 20,288,333 issued and outstanding common stock were reclassified into common stock of IASA or exchangeable shares of Intelisys Acquistion Inc., which represent IASA common stock equivalents. Because IASA was inactive at December 31, 2002, net assets acquired were Nil.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)


2. Nature of operations and basis of financial statement presentation
(continued)

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)


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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)


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

m)       Stock-based compensation

In accordance with the accounting requirements of SFAS 123(R), "Share-Based Payments" the Company uses the fair value - based method of accounting for stock based employee compensation and stock based compensation to suppliers other than employees. The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
September 30, 2006
(in US dollars)

n)       Financial instruments

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

q) Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128) and SAB No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Intelisys Acquistion Inc. Special Class B Exchangeable Shares are included in the weighted average number of shares of common stock outstanding. These Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the Company. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. In addition, at September 30, 2006, there are 8,244,212 stock options issued and unexercised, which are not part of total of common stock outstanding.


At September 30, 2006 and 2005, the effect of outstanding convertible debt has not been included in the diluted loss per share as such amounts would be anti-dilutive.

r) Capital stock issued for consideration other than cash

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
September 30, 2006
(in US dollars)


3.       Concentrations

Concentrations of Credit Risk

At September 30, 2006, two significant customers accounted for 42% of trade accounts receivable which are 23% and 19% respectively. At September 30, 2005, one significant customer accounted for 39% of trade accounts receivable.

Concentration in Operations

For the nine months ended September 30, 2006, one significant customer accounted for 23% of revenue. In 2005, one significant customer accounted for 32% of revenue.

      Accounts receivables                        2006                2005
                                                  ----                ----
          Accounts receivable - trade    $     192,506       $     248,692
          Allowance for doubtful accounts      (18,393)             (7,300)
          Other                                 18,224               4,923
                                         --------------      --------------
                                         $     192,337       $     246,315

4.       Property and equipment

                                        Cost      Accumulated             2006            Cost     Accumulated            2005
                                                 Depreciation   Net Book Value                     Depreciation   Net Book Value
Computer equipment
and software                        $804,035        $ 565,552        $ 238,483       $ 815,991         $ 578,113       $ 237,878
Leasehold
improvements                         230,746           82,780          147,966         220,735            70,802         149,933
Office furniture and
equipment                            178,858          126,722           52,136         188,680           124,760          63,920
                             ---------------- ---------------- ---------------- --------------- ----------------- ---------------
                                  $1,213,639         $775,054         $438,585      $1,225,406          $773,675        $451,731
                             ================ ================ ================ =============== ================= ===============

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $81,132 and $97,071 respectively.

5.       Bank indebtedness

As of September 30, 2006 the company had written cheques in excess of the operating line of credit in the amount of $NIL (December 31, 2005 - $15,755).

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)

6.       Long-term debt
                                                                                     September 30        December 31
                                                                                             2006               2005
                                                                                   --------------     --------------

Atlantic Canada Opportunities Agency (ACOA), a Class A Creditor of the Joint              $79,608           $ 76,764
Proposal under the BIA.

Atlantic Canada Opportunities Agency (ACOA), a Class A Creditor of the Joint
Proposal under the BIA.                                                                   283,899            276,022

Atlantic Canada Opportunities Agency (ACOA), a Class A Creditor of the Joint
Proposal under the BIA.                                                                   394,605            377,485

Promissory notes, unsecured, bearing interest at varying rates between 6.0% -
26%, which were repayable
between August 2001 and January 2003. All are Class A Creditors of  the Joint
Proposal under the BIA.                                                                   214,847            297,053

BDC leasehold loan, assigned to a shareholder, secured by a general security agreement covering equipment, bearing interest at 10%. Repayment in full is
scheduled in November 2006.                                                                18,829             28,377

Capital leases on computer equipment, secured by shareholder guarantee and general security agreement covering equipment,
 bearing interest at 12%. Payments from February to June 2006 total $8,651, followed by 30 consecutive payments of $1,992, followed by one payment of
$1,426, one payment of $1,200 and two final payments of $137. Purchase options can be exercised for $2,522, $3,074 and $397 in January, March and April 2009
respectively.                                                                              49,114                  0

Capital leases on computer equipment, secured by shareholder guarantee and general security agreement covering equipment,
 bearing interest at 19.5%. Payments beginning June 1, 2006
 of $1,360, followed by 22 consecutive payments of $1,345 and
one final payment of $1,331 in May 2008.                                                   25,540                  0

Shareholder loan, bearing interest at 8% compounded monthly, repayable in 1 payment of $1000 in September 2005, followed by 3 monthly payments of $2,000, followed by monthly payments of $3000 until the principal and interest have been paid in full.
The Shareholder is a Class A Creditor of the Joint Proposal under the BIA.                308,458            212,161

Shareholder loan, non-interest bearing, a Class A Creditor of the Joint Proposal
under the BIA.                                                                              1,600              1,530
                                                                                     --------------    ---------------
                                                                                        1,376,500          1,269,392

Less current portion of long-term debt                                                  1,335,913            301,831
                                                                                     --------------    ---------------
                                                                                           40,587            967,561
                                                                                     --------------    ---------------

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)

The aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2006 are approximately as follows:

                                     2006                $1,310,430
                                     2007                    35,753
                                     2008                    27,465
                                     2009                     2,852
                                     2010                         0
                                                       -------------
                                     Total              $ 1,376,500
                                                       -------------

At September 30, 2006 the Company is in default on principal and interest payments for many of its obligations as follows:

 Principal payments in default               $1,281,417
 Interest payments in default                   364,066
                                          --------------
                                             $1,645,483
                                          --------------

All debt and interest in default is included in current liabilities at September 30, 2006.

7.       Convertible debt

Convertible debt at September 30, 2006 consists of debt which is convertible into common stock.

                                                               September 30      December 31
                                                                       2006             2005
                                                                    -------             ----
Shareholder loan, bearing interest at 8%, convertible into
3,000,000 common shares at a share price of $0.026                $ 71,728          $ 68,616

Shareholder loan, non-interest bearing convertible into
common shares at the market price at the date of conversion.        10,894            10,421
                                                                    ------            ------

                                                                  $ 82,622           $ 79,037

At September 30, 2006, the effect of outstanding convertible debt has not been included in the earnings per share calculation for the six months then ended; as such amounts would be dilutive for the nine months ended September 30, 2006.

There is no beneficial conversion associated with the convertible debt.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)


8.       Minority interest

At September 30, 2006 and December 31, 2005, minority interest consists of preferred shares of CONVERGix Inc. ("CONVERGix") and preferred shares of Cynaptec Information Systems, Inc. ("Cynaptec"). The minority interest in CONVERGix arose following the merger with InteliSys Aviation Systems of America Inc. ("IASA") on December 31, 2002 as the preferred stock of CONVERGix was not acquired by IASA in the merger. The minority interest in Cynaptec arose following the Corporate re-organization on January 18, 2001. The preferred shares of Cynaptec were redeemable by the holder in 2005 and the preferred shares of CONVERGix were redeemable by the holder in January 2006. Accordingly, the redemption value of the preferred shares has been classified as a current liability.

9.       Capital stock

At September 30, 2006, the Company is authorized to issue:

1) 10,000,000 shares of preferred stock, par value $0.001 per share. 2) 100,000,000 shares of common stock, par value $0.001 per share.

At September 30, 2006, there are 70,679,198 shares of Common Stock outstanding. In addition, there are 20,288,333 issued and outstanding Special Class B "Exchangeable Shares" in the Company's wholly owned subsidiary Intelisys Acquisition Inc. The exchangeable shares have equal voting rights and equal economic value as the Company's common shares as they may be exchanged by the holder at any time on a one-for-one basis for the Company's common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the Company's common shares on that date. Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at September 30, 2006 and have been included in calculating the basic income and loss per share.

During the nine months ended September 30, 2006, a shareholder forfeited 1,500,000 Special Class B "Exchangeable Shares" in the Company's wholly owned subsidiary Intelisys Acquisition Inc. recorded as at par value.

During the year ended December 31, 2005, the Company agreed to issued 1 share of preferred stock at a value of $0.005 per share in settlement of $12,500 accrued commissions owed to the shareholder. The preferred stock remains issuable at September 30, 2006.

Stock options

During the nine months ended September 30, 2006, the Company issued 2,300,000 stock options to employees, under it's 2005 Stock Option Plan as filed with the Securities and Exchange Commission in June 2005, valued at $34,500. The per share weighted average fair value of $.015 for 2,300,000 stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.11%, volatility of 290.7%, expected life of 10 years.

The following table outlines the status of all of the Company's outstanding stock options:
  Amount       Exercise price   Date exercisable        Expiration

2,286,854          $0.001       immediately          December 31, 2014
  548,358          $ 0.03       immediately          December 31, 2014
1,872,763          $0.006       immediately          October  25, 2015
  936,237          $0.006       December 31, 2006    October  25, 2015
  300,000          $0.0055      immediately          November 25, 2015
2,300,000          $0.015       immediately          January  09, 2016
---------
8,244,212

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)

9. Capital stock (continued)


Stock option activity is presented below:                       Weighted average
                                            Number of shares     exercise price
                                          ------------------   ----------------
Outstanding, December 31, 2004                 4,987,670          $0.022

Granted in 2005                               13,709,000         $0.0021
Exercised in 2005                            (11,885,000)         $0.001

Forfeited in 2005                               (867,458)        $0.0825
                                          ------------------   ----------------

Outstanding, December 31, 2005                 5,944,212         $0.0063

Granted in 2006                                2,300,000          $0.015
                                          ------------------   ----------------

Outstanding, September 30, 2006                8,244,212         $0.0087
                                          ==================   ================

10.      Related party transactions

(a) Accounts payable and accruals at September 30, 2006 include amounts owing to shareholders, officers and employees of $739,663 (December 31, 2005 - $711,679).

(b) Promissory notes at September 30, 2006 include amounts owing to related parties and to shareholders of $250,179 (December 31, 2005
         - $238,014).

(c) During the nine months ended September 30, 2006, the Company expensed $36,876 (2005 - $43,143) of interest charges on a loan payable to a related party.

(d) During the nine months ended June 30, 2006, the Company expensed $95,359 (2005-$66,187) for consulting fees performed by a related party.

(e) During the nine months ended September 30, 2006, the Company expensed $2,381 (2005 - NIL) of interest charges for equipment leased from a related party.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2006
(in US dollars)

11. Schedule of selling, general and administrative expenses

                                    Three Months     Three Months          Nine Months            Nine Months
                                           Ended            Ended                Ended                  Ended
                              September 30, 2006    September 30,   September 30, 2006     September 30, 2005
                                                             2005
                              -------------------  ---------------  -------------------  ---------------------
Finance and administrative
    wages & benefits                    $ 34,362         $ 45,023            $ 129,344              $ 132,668
Bad debts                                 11,287            1,911               11,287                  1,911
Professional
and                                       98,401          128,899              233,553                370,681
consulting fees
Rent                                      15,654           25,755               52,105                 75,901
Telecommunications                        15,276           18,373               62,448                 59,367
Insurance                                 13,186           14,470               41,109                 35,340
Other general expenses                    14,301           44,711               48,322                 76,754
                              -------------------  ---------------  -------------------  ---------------------
                                       $ 202,467         $279,142            $ 578,168              $ 752,622
                              -------------------  ---------------  -------------------  ---------------------

12.      Subsequent Events

On June 29, 2006, all subsidiaries of the Company (the "Registrant") which were incorporated in Canada filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention"). Such subsidiaries were the following (the "Canadian Subsidiaries"): Convergix Inc.; Cynaptec Information Systems Inc.; InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc.; and InteliSys (NS) Co.

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") will acquire all the assets of the subsidiaries of the Registrant (the "Subsidiaries". The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the "Newco Notes"). Such notes will be secured by all the assets of Newco.
In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries will be assumed by Newco (there are no secured creditors of the Registrant). The unsecured claims of the creditors of the Registrant are to receive $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries shall receive $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes. The Class B Creditor (the Registrant ) shall not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors (the employees of the subsidiaries ) shall receive $50,000 CDN in Newco notes to be distributed on a prorata basis.
 As a result of the approval of the proposal by the Court of Queen's Bench of the Province of New Brunswick, Canada, on October 6, 2006 the Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco subject to conditions of the proposal. On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As used in this Form 10-QSB, references to the "Company", the "Registrant", "InteliSys", "we", "our" or "us" refer to InteliSys Aviation Systems of America Inc., unless the context otherwise indicates.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of September 30, 2006 was CAD $1.00 for USD $.90.

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

OVERVIEW

Plan of Operation

We do not have sufficient funds to meet our financial obligations over the next twelve months. During the three months ending September 30, 2006, Air Arabia, a large client of the Company in the Middle East, terminated their contract with the Company, causing a significant loss of recurring revenue. In addition, ACOA, a major creditor of the Company caused the debt owing them to become due and payable. The management believes that the aggregate value of the Companies' assets is substantially less than that of its liabilities to its creditors.

As a result of the foregoing, the Company and its subsidiaries filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to Make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention"), as further discussed below.
The Notice of Intention was filed by the Company on August 7, 2006. On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") will acquire all the assets of the subsidiaries of the Registrant (the "Subsidiaries"). The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the "Newco Notes"). Such notes will be secured by all the assets of Newco.

In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries will be assumed by Newco (there are no secured creditors of the Registrant). The unsecured claims of the creditors of the Registrant are to receive $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries shall receive $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditorsand the balance thereof by having their respective proportion share of the Newco Notes. The Class B Creditor ( the Registrant ) shall not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors ( the employees of the subsidiaries ) shall receive $50,000 CDN in Newco notes to be distributed on a prorata basis.

As a result of the approval of the proposal by the Court of Queen's Bench of the Province of New Brunswick, Canada, the Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco subject to conditions of the proposal.

As indicated in the consolidated financial statements, The Company has incurred a loss from continuing operations of $169,820 and $231,279 for the nine months ended September 30, 2006 and 2005 respectively. The Company also has a severe working capital deficiency, and a net shareholders' deficiency at September 30th 2006.

Results of Operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10 QSB.

The Company had revenues of $276,633 for the three months ended September 30, 2006 as compared to $489,357 for the three months ended September 30, 2005, a decrease of $212,724 or 43.5%.

Cost of service delivery decreased to $179,431 during the three months ended September 30, 2006 as compared to cost of delivery charges of $254,210 during the three months ended September 30, 2005. The decrease in expenses is directly related to the restructuring efforts undertaken in the 2nd quarter of 2005. Cost of sales as a percentage of sales increased from 51.9% in the three months ended September 30, 2005 to 64.9% in the three months ended September 30, 2006 for an increase of 13%.

Consequently, due to the decrease in revenues and increase in the Company's cost of service delivery % of sales, the gross profit for the three months ended September 30, 2006 decreased to $97,202 (35.1%) from $235,147 (48.1%) during the three months ended September 30, 2005. This represents a decrease of 58.7% in gross profit for the three months ended September 30, 2006.

Selling, general and administrative expenses decreased from $279,142 in the three months ended September 30, 2005 to $202,466 for the three months ended September 30, 2006, a decrease of $76,676.

The net loss for the three months ended September 30, 2006 was $160,052 as compared to a net income of $69,431 for the three months ended September 30, 2005, a decrease of $229,483 or 330.5%.

Basic net loss per share was ($0.002) in the three months ended September 30, 2006 as compared to a net income of $0.01 in the three months ended September 30, 2005.

Results of Operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

The Company had revenues of $1,288,011 for the nine months ended September 30, 2006 as compared to $1,420,604 for the nine months ended September 30, 2005, a decrease of $132,593 or 9.3%. Cost of service delivery decreased to $707,909 during the nine months ended September 30, 2006 as compared to cost of delivery charges of $886,221 during the nine months ended September 30, 2005. The decrease in expenses is directly related to the restructuring efforts undertaken in the 2nd quarter of 2005. Cost of sales as a percentage of sales decreased from 62.4% in the nine months ended September 30, 2005 to 54.9% in the nine months ended September 30, 2006 for an improvement of 7.5%.

Consequently, due to the decrease in the Company's cost of service delivery, the gross profit for the nine months ended September 30, 2006 increased to $580,102 (45.0%) from $534,383 (37.6%) during the nine months ended September 30, 2005. This represents an increase of 8.6% in gross profit for the nine months ended September 30, 2006.

Selling, general and administrative expenses decreased from $752,622 in the nine months ended September 30, 2005 to $578,168 for the nine months ended September 30, 2006, a decrease of $174,454.

The net loss for the nine months ended September 30, 2006 was $169,820 as compared to a net loss of $231,279 for the nine months ended September 30, 2005, an improvement of $61,459 or 26.6%.

Basic net loss per share was $0.002 in the nine months ended September 30, 2006 as compared to ($0.01) in the nine months ended September 30, 2005.

Liquidity and Capital Resources

On September 30, 2006, the Company had cash and cash equivalents of $43,018.

Net cash provided by operating activities was $122,226 for the nine months ended September 30, 2006. Net cash provided by operating activities for the nine months ended September 30, 2006 resulted primarily from the stock based compensation non-cash expense of $34,500, loss on disposal of fixed assets of $19,625, a Gain on Debt Settlement and fluctuations in working capital items.

Net cash used in investing activities for the nine months ended September 30, 2006 was $67,896. Net cash used in investing activities related to investment in data center infrastructure and sale of furniture.

Net cash used in financing activities was $9,799 for the nine months ended September 30, 2006. The Company received net proceeds from long term debt of $109,334 offset by repayments of $60,560 in long-term debt and net repayment of bank indebtedness of $58,573.

Changes in exchange rates affected cash balances by $1,514 in the third quarter 2006.

The Company had zero cash and a cash overdraft of $15,755 on September 30, 2005.

The Company had net working capital deficiencies of $5,021,999 as of September 30, 2006 and $2,061,981 for the year ended December 31, 2005.

Net cash provided by operating activities was $142,756 for the nine months ended September 30, 2005.

Net cash used by investing activities for the nine months ended September 30, 2005 was $24,363.

Net cash used by financing activities was $53,057 for the nine months ended September 30, 2005. During the period ended September 30, 2005, the Company received net proceeds from issuance of capital stock of $1,285 and repayment of long term debt of $46,041.

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

                                    PART II -
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On June 29, 2006, all subsidiaries of the Company (the "Registrant") which were incorporated in Canada filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention"). Such subsidiaries were the following (the "Canadian Subsidiaries"): Convergix Inc.; Cynaptec Information Systems Inc.; InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc.; and InteliSys (NS) Co.

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") will acquire all the assets of the subsidiaries of the Registrant (the "Subsidiaries". The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the "Newco Notes"). Such notes will be secured by all the assets of Newco.

In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries will be assumed by Newco (there are no secured creditors of the Registrant). The unsecured claims of the creditors of the Registrant are to receive $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries shall receive $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes. The Class B Creditor (the Registrant ) shall not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors (the employees of the subsidiaries ) shall receive $50,000 CDN in Newco notes to be distributed on a prorata basis.

As a result of the approval of the proposal by the Court of Queen's Bench of the Province of New Brunswick, Canada, on October 6, 2006 the Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco subject to conditions of the proposal. On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

Exhibit No.         Description                                 Where Found

31.1             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications

31.2             Rule 13a-14(a)/15d14(a)                      Attached Hereto
                 Certifications

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




                   INTELISYS AVIATION SYSTEMS OF AMERICA INC.



Date: November 20, 2006           By: /s/ Ralph Eisenschmid
                                      ---------------------
                                          Ralph Eisenschmid
                                          President, Chief Executive Officer and
                                          Chief Financial Officer