Form 10KSB
period 2006-12-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2007-04-17
CIK 1091325

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2006
                         Commission File Number: 0-26777

                   InteliSys Aviation Systems of America Inc.
                 (Name of small business issuer in its charter)

                         Commission File Number: 0-26777

              Delaware                                22-3662292
----------------------------------        --------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [x] No [ ]

     Based on the closing sales price of the Common Stock on April 12, 2007, the aggregate market value of the voting stock of registrant held by non-affiliates was $554, 805.

     As of February 18, 2007, the Registrant had outstanding 70,679,198 shares of common stock and 20,288,333 shares of Special Class B Exchangeable Shares of the Registrant's wholly-owned subsidiary, InteliSys Acquisition Inc. The Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the registrant. If not exchanged prior to December 31, 2012, the Special Class B Exchangeable Shares will be automatically exchanged for shares of common stock of the Registrant on that date. See Note 2 (a) to the registrant's financial statements contained in this annual report for additional information regarding the Special Class B Exchangeable Shares.

Documents Incorporated By Reference:  None

Transit ional Small Business Issuer Disclosure Format (check one):
Yes [ ] No [X].

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

PART III

Item 9.    Directors, Executive Officers, Promoter and Control Persons;
               Compliance with Section 16(a)of the Exchange Act
Item 10.   Executive Compensation
Item 11.   Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions; Director Independence
Item 13.   Exhibits and Reports on Form 8-K
Item 14.   Principal Accountant Fees and Services

SIGNATURES

              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

InteliSys Aviation Systems of America Inc. (the "Company" or "we" or "our") has made forward-looking statements in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of our company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the our future plans, objectives, or goals also are forward-looking statements.
While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Consequently, undue reliance should not be placed on these forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

We believe that the following factors, including but not limited to the risk factors contained herein, could affect its future performance and cause our actual results to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of our company: (a) general economic conditions; (b) regulatory changes or interpretations of such regulations; (c) uninsurable risks, including acts of terrorism; (d) unexpected losses, (e) risks related to competition from established and emerging competitors; (f) risks related to our financial leverage; (g) risks that rapid technological changes may render our technology obsolete; (h) risks to our customers; (i) disruptions in capital markets; and (j) risks related to the fact that we are not yet profitable and may need additional capital to fund our operations.

Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Annual Report on Form 10-KSB.

All dollar amounts reported in this Annual Report on Form 10-KSB are in United States dollars unless otherwise noted. The approximate conversion rate as of December 31, 2006 was CAD $1.00 for USD $.8581.

                                     PART I

Item 1.  Description of Business.

Our Corporate History

We were incorporated in Delaware on June 4, 1999 under the corporate name Apta Holdings, Inc. In August of 2003, we changed our corporate name to InteliSys Aviation Systems of America Inc. ("IASA").

On December 31, 2002, we acquired Convergix, Inc., a Canadian corporation, pursuant to a share exchange agreement dated November 20, 2002. Pursuant to the agreement, we issued 3,295,000 shares of our common stock plus 21,788,333 "exchangeable shares" in our subsidiary, InteliSys Acquisition, Inc. The exchangeable shares have equal voting rights and equal economic value our common shares. These shares may be exchanged by the holder at any time on a one-for-one basis for our common shares, and if not exchanged prior to December 31, 2012, will be exchanged for our common shares on that date. Throughout this annual report, the exchangeable shares are treated as common stock equivalents. All references to our common stock include the exchangeable shares, unless otherwise noted.

The address and telephone number of our main office is 815 Bombardier Street, Shediac, New Brunswick, Canada, E4P 1H9, (506) 532-8515 or 1-877-532-8515.

Cynaptec Information Systems Inc. ("Cynaptec"), also a New Brunswick corporation, is a wholly-owned subsidiary of Convergix. Convergix also owns 53% of the issued and outstanding shares of InteliSys Aviation Systems Inc. ("InteliSys"), a Canadian corporation, with the remaining 47% being owned by Cynaptec.

On June 29, 2006, certain of our subsidiaries which were incorporated in Canada, Convergix Inc., Cynaptec Information Systems Inc., InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc. and InteliSys (NS) Co. (the "Canadian Subsidiaries"), filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention").

On August 7, 2006, we filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention").

On August 31, 2006, we filed with the Queens Bench a proposal to make a settlement with our creditors pursuant to Section 50.4(1) of the Canadian Bankruptcy and Insolvency Act (the "Settlement Proposal"), in which we proposed that our debts be settled as follows: (a) Secured creditors will be paid in accordance with present arrangements or as may be arranged between them and us;
(b) Holders of preferred claims under the Canadian Bankruptcy and Insolvency Act will be paid by September 30, 2006; (c) Tax liabilities owed by us to the Canadian government will be paid within 90 days after the Settlement Proposal is approved by the Queens Bench; and (d) Unsecured creditors will be paid by September 30, 2006.

On October 4, 2006, the proposal submitted by us and the proposal submitted by our subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of our existing employees and a group of new equity investors ("Newco") will acquire all the assets of our subsidiaries (the "Subsidiaries"). Jock English, Chief Operating Officer of IYSA will be the Chief Executive Officer and President of Newco. The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the "Newco Notes"). Such notes will be secured by all the assets of Newco. In addition, the beneficial ownership of Newco held by certain of the current employees of the Subsidiaries is irrevocably transferred to the holders of the Notes if the intellectual property of Newco is sold, there is a sale of more than 51% of the initial common shares of Newco or the initiation of any process to take Newco public within 3 years of the Court Order. If the Newco Notes are in default, the 3-year period becomes extended to 5 years.

In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries will be assumed by Newco. The unsecured claims of our creditors are to receive $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries shall receive $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes. We, as The Class B Creditor shall not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors (the employees of the subsidiaries) shall receive $50,000 CDN in Newco notes to be distributed on a prorata basis.

The Court of Queen's Bench of the Province of New Brunswick, Canada approved the proposals on October 6, 2006. The Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco, subject to the conditions of the proposal.

On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc.

Prior to the restructuring described above, we were a provider of integrated software solutions for regional, mid-sized airlines and fleet operators.

The following discussion sets forth certain information regarding our business, our management, our securities, and certain other matters that may be important to our investors. Throughout the following discussion, references to the "Company," "we," "our" or "us" refer to InteliSys, Inc, unless the context otherwise indicates.

Our Proposed Business Activities

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We have no particular acquisition in mind and have not entered into any negotiations regarding such an acquisition. Neither our officers nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency;
(v) shareholder liquidity; (vi) greater ease in subsequently raising capital;
(vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our Company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; (vi) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; (vii) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst. Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d) capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced; (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Our company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from our management. Each of our officers is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment. In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Factors that May Affect Future Results

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you may lose all or part of your investment in our company.

We are a development stage company and may never be able to effectuate our business plan.

As a development stage company we may not be able to successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the marketing of our services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had insignificant revenues and incurred a cumulative net loss of $8,543,051 through December 31, 2006. In addition, we had a working capital deficit of $108,969 at December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. In the event we complete a business combination the success of the our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. None of our officers has entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our executive officers to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. The loss of services of senior management could have a substantial adverse effect on us. The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We may need to raise additional capital to expand our operations and execute our business plan. If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations. Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing. There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us. If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors. In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

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

Our principal stockholder, officers and directors owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officers beneficially own in the aggregate approximately 30 % of our outstanding common stock. As a result, our management will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on Nasdaq or a national securities exchange.

 None of our directors is "independent" as that term is defined in the rules of NASDAQ or any national securities exchange. As a result, we do not have an Audit or Compensation Committee. The functions of those committees are conducted by the Board of Directors. Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on NASDAQ or a national securities exchange and as a result adversely affect the liquidity of our common stock.

Trading in our shares of common stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

There is a limited trading market for our common stock. There can be no assurance that a regular trading market for our securities will continue to develop or that it will be sustained. The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse affect on the stock's future liquidity.


We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 10 million shares of preferred stock and 100 million shares of common stock. The future issuance of common stock, including shares that may be issued upon conversion of shares of preferred stock, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our Board of Directors is authorized to issue up to 10 million shares of preferred stock with powers, rights and preferences designated by it which may be issued to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company, thereby preventing you from realizing a premium over the market value of your shares.

Our Board of Directors is authorized to issue up to 10 million shares of preferred stock with powers, rights and preferences designated by it. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company. The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 2.   Description of Property

We do not own or lease any real property.

ITEM 3.   Legal Proceedings


There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 4.   Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2006.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IYSA.OB" since 1999. The following table sets forth the range of quarterly high and sales prices of the common stock as reported on March 19, 2007 for the periods indicated:

                                                   Price Information*
Financial Quarter Ended                  High                              Low
March 31, 2005                          0.0450                           0.0250
June 30, 2005                           0.0350                           0.0080
September 30, 2005                      0.0300                           0.0052
December 31, 2005                       0.0200                           0.0045

March 31, 2006                          0.045                            0.0125
June 30, 2006                           0.042                            0.01
September 30, 2006                      0.017                            0.007
December 31, 2006                       0.012                            0.003

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The source of the high and low sales price information is Nasdaq.com.


Dividends

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.


Transfer Agent

Our transfer agent is American Stock Transfer & Trust Company.


Sales of Unregistered Securities

During the year ended December 31, 2006, no unregistered Securities were issued.


Purchases of Our Equity Securities

Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of December 31, 2006.



                                                                                           (c)
                                                                                  Number of securities
                                                                                  remaining available
                                        (a)                      (b)              for future issuance
                                    Number of             Weighted-average          under equity
                                  securities to be        exercise price of         compensation plans
                                     issued upon         outstanding options      (excluding securities
                                    exercise of            under equity               reflected in
Plan Category                    outstanding options      compensation plans           column (a))
------------------------      ----------------------- --------------------------  ------------------
Equity compensation
  plan approved by                     8,224,212              $0.0087                         26,775,788
  security holders

Equity compensation
 plans not approved by
 security holders                             --                   --                                 --


      Total                            8,224,212              $0.0087                         26,775,788

Our only equity compensation plans are the InteliSys Aviation Systems of America Inc. 2005 Stock Option Plan, the InteliSys Aviation Systems of America Inc. 2004 Stock Option Plan and the 2000 Stock Option and Stock Issuance Plan.


Description of our Securities

We are authorized to issue 10,000,000 shares of preferred stock, par value $0.0001, and 100,000,000 shares of common stock, $0.001 par value. As of March 20, 2007 we had 70,679,198 shares of common stock. In addition, as of March 20, 2007, there were outstanding 20,288,333 shares of the Special Class B "Exchangeable Shares" of Intelisys Acquisition Inc., our [former] wholly-owned subsidiary. The exchangeable shares may be exchanged by the holder for an equal number of shares of our common stock, and if not exchanged prior to December 31, 2012, will be exchanged for an equal number of our shares on that date.

Holders of shares of our common stock are entitled to one vote per share on all matters to be voted upon by the stockholders generally. The holders of shares of common stock have no preemptive, conversion, subscription or cumulative voting rights. Each holder of our common stock is entitled to one vote for each share held of record on all matters submitted to the vote of stockholders, including the election of directors.

We do not have outstanding any warrants, options or other securities convertible into our common stock.

Indemnification of Directors and Officers

Our by-laws provide that every person who is or was a director or officer, employee or agent of our company, or any person who serves or has served in any capacity with any other enterprise at the request of our company, shall be indemnified by us to the fullest extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act" or "Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


ITEM 6.   Management's  Discussion and Analysis or Plan of Operation

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

Corporate Restructuring

On June 29, 2006, certain of our subsidiaries which were incorporated in Canada, Convergix Inc., Cynaptec Information Systems Inc., InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc. and InteliSys (NS) Co. (the "Canadian Subsidiaries"), filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention").

On August 7, 2006, we filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention").

On August 31, 2006, we filed with the Queens Bench a proposal to make a settlement with our creditors pursuant to Section 50.4(1) of the Canadian Bankruptcy and Insolvency Act (the "Settlement Proposal"), in which we proposed that our debts be settled as follows: (a) Secured creditors will be paid in accordance with present arrangements or as may be arranged between them and us;
(b) Holders of preferred claims under the Canadian Bankruptcy and Insolvency Act will be paid by September 30, 2006; (c) Tax liabilities owed by us to the Canadian government will be paid within 90 days after the Settlement Proposal is approved by the Queens Bench; and (d) Unsecured creditors will be paid by September 30, 2006.

On October 4, 2006, the proposal submitted by us and the proposal submitted by our subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of our existing employees and a group of new equity investors ("Newco") will acquire all the assets of our subsidiaries (the "Subsidiaries"). Jock English, Chief Operating Officer of IYSA will be the Chief Executive Officer and President of Newco. The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the "Newco Notes"). Such notes will be secured by all the assets of Newco. In addition, the beneficial ownership of Newco held by certain of the current employees of the Subsidiaries is irrevocably transferred to the holders of the Notes if the intellectual property of Newco is sold, there is a sale of more than 51% of the initial common shares of Newco or the initiation of any process to take Newco public within 3 years of the Court Order. If the Newco Notes are in default, the 3-year period becomes extended to 5 years.

In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries will be assumed by Newco. The unsecured claims of our creditors are to receive $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries shall receive $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes. We, as The Class B Creditor shall not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors (the employees of the subsidiaries) shall receive $50,000 CDN in Newco notes to be distributed on a prorata basis.

The Court of Queen's Bench of the Province of New Brunswick, Canada approved the proposals on October 6, 2006. The Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco, subject to the conditions of the proposal.

On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc.

Prior to the restructuring described above, we were a provider of integrated software solutions for regional, mid-sized airlines and fleet operators.


Plan of Operation

Since November 17, 2006, we have decided to attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Liquidity and Capital Resources

As of December 31, 2006, we had zero in cash, and a working capital deficit of $108,969.

For the year ended December 31, 2006, net cash provided by continuing operations was $33,930. Since November 17, 2006, accounts payable and accrued liabilities increased by $96,504 in continuing operations.

For the year ended December 31, 2006, net cash from discontinued operations used in operating activities was $50,314, mostly due to proceeds from creditor proposal.

For the year ended December 31, 2006, net cash provided by investing activities from discontinued operations was $65,535. During the period, $70,392 was used for the acquisition of property and equipment in discontinued operations.

For the year ended December 31, 2006 net cash by financing activities from discontinued operation was $15,221. During the period, $84,597 was proceeds from long term debt from discontinued operations and $69,376 was the net repayment of debt from discontinued operations.

During the year ended December 31, 2006 $39,022 was paid in interest.

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2006, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

Critical Accounting Policies and Estimates

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

Off-Balance Sheet Arrangements

None.

Going Concern

The nature of the Company's financial status makes the Company lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities to raise cash to meet its cash needs. The Company has no revenue and no cash. The level of current operations does not sustain the Company's expenses and the Company has no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (SFAS 123). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in SFAS
123. This Statement is effective for public entities that file as a small business issuer as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (SFAS 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 will not have a material impact on the Company's financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS 154 will have material impact on its financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 48. "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of 2007. We do not believe the effect of adopting FIN 48 will have a material impact on our financial statements.

Recently, the FASB has been very active, issuing a number of accounting pronouncements with various effective dates. These pronouncements, which were not discussed above, do not have a material effect on our financial statements.


ITEM 7.   Financial Statements

The Consolidated Financial in this Annual Report begin on Page F-1

                                                                      Page




Independent Auditors' Report                                             1

Consolidated Balance Sheets                                              2

Consolidated Statements of Operations                                    3

Consolidated Statements of Shareholders' Deficiency                      4

Consolidated Statements of Cash Flows                                    5

Notes to the Consolidated Financial Statements                      6 - 16

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders InteliSys Aviation Systems of America, Inc.

We have audited the accompanying consolidated balance sheet of InteliSys Aviation Systems of America, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InteliSys Aviation Systems of America, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, a net working capital deficit, a shareholders' deficiency and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/SHERB & CO., LLP
                                              Certified Public Accountants
                                              Boca Raton, Florida
                                              March 23, 2007

                   InteliSys Aviation Systems of America Inc.
                           Consolidated Balance Sheet
                            As at December 31, 2006
                                (in US dollars)


Total Assets                                                $               -
                                                            ==================

Liabilities:
Current liabilities
Accounts payable                                            $          16,053
Accrued expenses and other liabilities                                 92,916
                                                            ------------------
Total Liabilities                                                     108,969
                                                            ------------------


Shareholders' Deficiency
Capital stock - common (Note 5)                                        90,917
Additional paid in capital (Note 5)                                 8,336,789
Preferred stock issuable (Note 5)                                      12,500
Accumulated other comprehensive loss                                   (6,124)
Accumulated deficit                                                (8,543,051)
                                                            ------------------
                                                                     (108,969)
                                                            ------------------
                                                            $               -
                                                            ==================






        See accompanying notes to the consolidated financial statements.

                   InteliSys Aviation Systems of America Inc.
                     Consolidated Statements of Operations
                 For the years ended December 31, 2006 and 2005
                                (in US dollars)

                                                                            2006                      2005
                                                                  ---------------------      --------------------
Operating Expenses                                                $            130,436       $           75,707

Income from Discontinued Operations                                          3,331,597                 (312,328)
                                                                  ---------------------      --------------------

Net income (loss) before income taxes                                        3,201,161                 (388,035)
                                                                  ---------------------      --------------------

Income taxes (Note 9)                                                           -                          -
                                                                  ---------------------      --------------------

Net income (loss)                                                 $         3,201,161        $         (388,035)
                                                                  =====================      ====================

Net loss per share-basic and diluted before
Discontinued operations (Note 3)                                  $             (0.001)      $           (0.001)

Discontinued operations (Note 3)                                                 0.036                   (0.004)
                                                                  ---------------------      --------------------
Net income (loss) per share-basic and diluted                     $              0.035       $           (0.005)
                                                                  ---------------------      --------------------

Weighted average number of shares
    outstanding - basic and diluted                                         91,329,175                79,886,736
                                                                  =====================      ====================



        See accompanying notes to the consolidated financial statements.

                   InteliSys Aviation Systems of America Inc.
              Consolidated Statements of Shareholders' Deficiency
         For the years ended December 31, 2006 and 2005 (In US dollars)


                                                                                                             Accumulated
                                        Common     Additional   Common  Preferred                             other
                              Common    Capital       Paid      Shares   Shares  Subscriptions  Accumulated  comprehensive
                              Shares     Stock     In Capital  issuable issuable receivable     Deficit       loss         Total
                            --------------------------------------------------------------------------------------------------------
Balance-December 31, 2004    70,443,901  $ 70,394  $ 7,921,066  $20,509 $      -  $        - $ (11,356,177) $ (889,822) $(4,234,030)
Stock issued on exercise
of stock options (Note 5)     1,285,000     1,285                                                                             1,285
Stock issued for settlement
of shareholder debt (Note 5) 11,025,430    11,025       59,484  (20,509)                                                     50,000
Stock issuable for
settlement of shareholder
debt (Note 5)                                                             12,500                                             12,500
Stock options issued for
consulting services (Note 5)                           242,741                                                              242,741
Stock options issued to
 employees                                              18,504                                                               18,504
Stock subscribed  (Note 5)   10,600,000    10,600                                    (10,600)
Stock returned in settlement
 of consulting services
 (Note 5)                      (886,800)     (887)     (17,736)                        3,100                                (15,523)
Capital Contribution                                    76,730                                                               76,730
Net Loss                                                                                          (388,035)
Currency translation
 adjustment                                                                                                   (136,405)
Total comprehensive loss                                                                                                   (524,440)
                            --------------------------------------------------------------------------------------------------------
Balance - December 31, 2005  92,467,531    92,417    8,300,789        -   12,500      (7,500)  (11,744,212) (1,026,227)  (4,372,233)
                            --------------------------------------------------------------------------------------------------------
Stock options issued to
 employees (note 5)                                     34,500                                                               34,500
Exchangeable Shares
 forfeited (note 5)          (1,500,000)   (1,500)       1,500
Subscriptions receivable
 uncollectible                                                                         7,500                                  7,500
Net Income                                                                                       3,201,161
Currency translation
 adjustment                                                                                                  1,020,103
Total comprehensive income                                                                                                4,221,264
                            --------------------------------------------------------------------------------------------------------
Balance - December 31, 2006  90,967,531  $ 90,917   $8,336,789  $     - $ 12,500  $        - $  (8,543,051) $   (6,124) $  (108,969)
                            ========================================================================================================

        See accompanying notes to the consolidated financial statements

                   InteliSys Aviation Systems of America Inc.
                     Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2006 and 2005
                                (in US dollars)


                                                                                 2006               2005
                                                                         ------------------     --------------
Operating activities
Loss from continuing operations                                          $        (130,436)     $     (75,707)
Adjustments  to reconcile loss from  continuing  operations to net cash used in continuing operating activities:
Changes in non-cash working capital items
   Accounts payable and accrued liabilities                                         96,506             55,000
                                                                         ------------------     --------------
Net cash used in continuing operating activities                                   (33,930)           (20,707)
Income (loss) from discontinued operations                                       3,331,596           (312,328)
Adjustments   to  reconcile   net  income  to  net  cash   provided  by
discontinued operating activities
Items not affecting cash:
   Depreciation and amortization                                                    96,254            130,826
   Stock based compensation - consultants (Note 5)                                       -            242,741
   Stock based compensation - return of shares (Note 5)                                  -            (18,623)
   Stock based compensation - employees (Note 5)                                    34,500             18,504
   Proceeds from creditor proposal - discontinued operations                       285,055                  -
   Gain on debt settlement - discontinued operations                           (4,353,615)           (255,027)
   Loss on disposal of fixed assets -  discontinued operations                     536,336             25,332
   Bad debt expense                                                                 29,389              9,171
Increase in net assets from discontinued operations - current                      124,729            278,247
                                                                         ------------------     --------------
Net cash provided by operating activities - discontinued operations                 84,244            118,843
                                                                         ------------------     --------------
       Net cash provided by operating activities                                    50,314             98,136
                                                                         ------------------     --------------
Investing activities
   Proceeds from disposition of capital assets-discontinued operations               4,857                  -
   Acquisition of property and equipment-discontinued operations                   (70,392)           (23,976)
                                                                         ------------------     --------------
Net cash used in investing activities                                              (65,535)           (23,976)
                                                                         ------------------     --------------
Financing activities
Proceeds from the issuance of capital stock                                              -              1,285
Proceeds from long term debt- discontinued operations                               84,597                  -
Net repayment of bank indebtedness-discontinued operations                         (27,610)           (28,786)
   Repayment of long-term debt-discontinued operations                             (41,766)           (62,638)
                                                                         ------------------     --------------
Net cash (used in) provided by financing activities                                 15,221           (90,139)
                                                                         ------------------     --------------

Effects of exchange rates on cash                                                        -            (15,979)
                                                                         ------------------     --------------
Net increase (decrease) in cash                                                          -                  -
Cash,  beginning of period                                                               -                  -
                                                                         ------------------     --------------
Cash, end of period                                                      $               -      $           -
                                                                         ==================     ==============

Supplemental cash flow information
Interest paid                                                            $          39,022      $      27,917
Non-cash operating, investing and financing activities
Stock issued as part of shareholder settlement                                                        662,500
                                                                                         -
Stock based compensation                                                            34,500            242,622

         See accompanying notes to the consolidated financial statements

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)


1.       Description of business

The Company was formerly a provider of commercial reservation systems and integrated software solutions for low fare, regional, and mid-sized airlines. On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc.

Our company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)

1.       Description of business (continued)

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

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") acquired all the assets of the subsidiaries of the Registrant (the "Subsidiaries". The consideration for such purchase consisted of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes issued by Newco (the "Newco Notes"). Such notes were secured by all the assets of Newco. In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries were assumed by Newco (there were no secured creditors of the Registrant). The unsecured claims of the creditors of the Registrant received $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries received $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes. The Class B Creditor (the Registrant) did not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors (the employees of the subsidiaries) received $50,000 CDN in Newco notes distributed on a prorata basis.

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                                December 31, 2006
                                (in US dollars)

1.       Description of business (continued)

As a result of the approval of the proposal by the Court of Queen's Bench of the Province of New Brunswick, Canada, on October 6, 2006 the Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco subject to conditions of the proposal.

On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc. The Company has started the process of dissolving the Canadian Subsidiary companies.

2.      Ability to continue operations

The Company was formerly a provider of commercial reservation systems and integrated software solutions for low fare, regional, and mid-sized airlines. Since inception, we have had insignificant revenues and incurred a cumulative net loss of $8,543,051 through December 31, 2006. In addition, we had a working capital deficit of $108,969 at December 31, 2006. These factors contributed to the Company's inability to continue as a going concern. On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 NB Inc.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until a buyer for the shell is found. This may result in our incurring a net operating loss that will increase continuously until we merge with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.       Discontinued Operations

In June 2006, we committed to a plan to exit our business of providing commercial reservation systems and integrated software solutions for low fare, regional, and mid-sized airlines. On November 17th, 2006, we completed the divestiture of all assets of the canadian subsidiaries. All financial results preceding the November 17th, 2006 divestiture date were reported as discontinued operations.

Sales from discontinued operations for the year ending December 31, 2006 were $1,528,645, which represents the discontinued operations period of January 1, 2006 - November 17th, 2006. Net Income from discontinued operations for the year ending December 31, 2006 were $3,331,596, which represents the discontinued operations period of January 1, 2006 - November 17th, 2006. Sales from discontinued operations for the year ending December 31, 2005 were $1,944,885, which represents the discontinued operations period of January 1, 2005 - December 31, 2005. Net Loss from discontinued operations for the year ending December 31, 2005 were $312,328, which represents the period of January 1, 2005
- December 31, 2005. As at December 31, 2006, assets associated to discontinued operations were $nil, and liabilities associated to discontinued operations were $nil.

The following is a summary of the events that were completed in order to complete the divestiture plan;

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

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)

3.       Discontinued Operations (continued)

On August 7, 2006, we filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention").

On August 31, 2006, we filed with the Queens Bench a proposal to make a settlement with our creditors pursuant to Section 50.4(1) of the Canadian Bankruptcy and Insolvency Act (the "Settlement Proposal"), in which we proposed that the debts be settled as follows: (a) Secured creditors will be paid in accordance with present arrangements or as may be arranged between them and us;
 (b) Holders of preferred claims under the Canadian Bankruptcy and Insolvency Act will be paid by September 30, 2006; (c) Tax liabilities owed by us to the Canadian government will be paid within 90 days after the Settlement Proposal is approved by the Queens Bench; and (d) Unsecured creditors will be paid by September 30, 2006.

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") acquired all the assets of the subsidiaries of the Registrant (the "Subsidiaries". The consideration for such purchase consisted of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes issued by Newco (the "Newco Notes"). Such notes were secured by all the assets of Newco.
In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries were assumed by Newco (there were no secured creditors of the Registrant). The unsecured claims of the creditors of the Registrant were to receive $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries were to receive $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes. The Class B Creditor (the Registrant) shall not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors (the employees of the subsidiaries) received $50,000 CDN in Newco notes to be distributed on a prorata basis.

As a result of the approval of the proposal by the Court of Queen's Bench of the Province of New Brunswick, Canada, on October 6, 2006 the Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco subject to conditions of the proposal.

On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc. The process has begun to dissolve the Canadian Subsidiary companies. Effective November 17th, 2006 all assets of the Canadian Subsidiaries of the Registrants were sold to 627450 New Brunswick Inc for $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by 627450 NB Inc. Such notes were secured by all assets of 627450 NB Inc. In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries were assumed by 627450 NB Inc. The company's financial results have been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 "Accounting for the Impairment of Long-Lived Assets."

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)


4.       Summary of significant accounting policies

a)       Principles of consolidation

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

b)       Income taxes

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

c) Comprehensive (loss) income

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

d) Reporting currency and foreign currency translation

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

e)       Stock-based compensation

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

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)

f) Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128) and SAB No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Intelisys Acquistion Inc. Special Class B Exchangeable Shares are included in the weighted average number of shares of common stock outstanding. These Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the Company. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. In addition, at December 31, 2006, there are 8,244,212 stock options issued and unexercised, which are not part of total of common stock outstanding. At December 31, 2005, there were 5,944,212 stock options issued and unexercised which were not part of the total of common stock outstanding.

At December 31, 2005, the effect of outstanding convertible debt has not been included in the diluted loss per share as such amounts would be anti-dilutive.

g) Recent accounting pronouncements

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No.155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)


g) Recent accounting pronouncements (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

5.       Capital stock

At December 31, 2006, the Company is authorized to issue:

1)       10,000,000 shares of preferred stock, par value $0.001 per share.
2)       100,000,000 shares of common stock, par value $0.001 per share.

At December 31, 2006, there are 70,679,198 shares of common stock and 1 share of preferred stock outstanding. In addition, there are 20,288,333 issued and outstanding Special Class B "Exchangeable Shares" in IASA's wholly owned subsidiary Intelisys Acquisition Inc. As outlined in Note 2(a), the exchangeable shares have equal voting rights and equal economic value as IASA common shares as they may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date.

Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at December 31, 2006 and have been included in calculating the basic loss per share.

During the year ended December 31, 2006, a shareholder forfeited 1,500,000 Special Class B "Exchangeable Shares" in the Company's wholly owned subsidiary Intelisys Acquisition Inc. recorded as at par value.

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)


5. Capital stock (continued)

During the year ended December 31, 2005, the Company issued 1,025,430 shares of common stock at a value of $0.02 per share to an employee in settlement of $20,509 owed to the employee.

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

During the year ended December 31, 2005 the Company recorded a forgiveness of debt by a shareholder in the amount of $76,730 which has been recorded as capital contribution.

During the year ended December 31, 2005, the Company agreed to issued 1 share of preferred stock in settlement of $12,500 accrued commissions owed to the shareholder. The preferred stock remains issuable at December 31, 2005.

Stock options
During the year ended December 31, 2006, the Company issued 2,300,000 stock options to employees, under it's 2005 Stock Option Plan as filed with the Securities and Exchange Commission in June 2005, valued at $34,500. The per share weighted average fair value of $.015 for 2,300,000 stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.11%, volatility of 290.7%, expected life of 10 years.

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

During the year ended December 31, 2005, the Company issued 3,109,000 stock options to employees, under its 2004 Stock Options Plan as filed with the Securities and Exchange Commission in April 2004, valued at $18,504. In October 2005, the per share weighted average fair value of $.0006 for 2,809,000 stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.16%, volatility of 290.7%, expected life of 10 years. In November 2005, the per share weighted average fair value of $.0055 for 300,000 stock options was estimated using the Black-Scholes option pricing model with the assumptions of risk-free interest rate of 4.06%, volatility of 290.7%, expected life of 10 years.

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)


5.       Capital stock (continued)

The following table outlines the status of all of the Company's outstanding stock options:


Amount                     Exercise price            Date exercisable                   Expiration

2,286,854                  $0.001                     immediately                      December 31, 2014
  548,358                  $0.03                      immediately                      December 31, 2014
2,809,000                  $0.006                     immediately                       October 25, 2015
  300,000                  $0.0055                    immediately                      November 25, 2015
2,300,000                  $0.015                     immediately                        January 9, 2016
---------
8,244,212

Stock option activity is presented below:

                                                                                      Weighted
                                                                                      average
                                                        Number of shares              exercise price

Outstanding, December 31, 2004                          4,987,670                       $0.022
Granted in 2005                                         13,709,000                      0.0021
Exercised in 2005                                       (11,885,000)                    $0.001
Forfeited in 2005                                       (867,458)                       $0.0825
                                                        ---------                       -------
Outstanding, December 31, 2005                          5,944,212                       $0.0063
Granted in 2006                                         2,300,000                         0.015
Exercised in 2006                                               -                             -
Forfeited in 2006                                               -                             -
                                                        ---------                       -------
Outstanding, December 31, 2006                          8,244,212                       $0.0087
                                                        =========                       =======

6. Gain/loss on debt settlement

During the year ended December 31, 2006, the Company reached a settlement with certain unsecured trade creditors that resulted in the Company recording a gain on debt settlement of $10,720 (2005 - $69,742).

During the year ended December 31, 2006, the Company was released from its obligation to repay an infrastructure loan of $12,379 with a client due to early termination of the contract with resulting forfeiture of the loan amount by the client.

During the year ended December 31, 2006, the Company was unable to collect subscriptions receivable from 2 individuals who exercised stock options in 2004. The total receivable in the amount of $7,500 was written off to bad debt expense.

On November 17, 2006, as a result of the approval of the proposal by the Court of Queen's Bench of the Province of New Brunswick, Canada, on October 6, 2006 the Court issued a Court Order ordering the sale of all assets of the subsidiaries to 627450 NB Inc. subject to conditions of the proposal. The Company was released from its obligations to repay creditors which resulted in a gain on settlement of $3,727,659.

7. Proceeds from sale of assets

On November 17th, 2006 all assets of the Canadian Subsidiaries of the Registrants were sold to 627450 NB Inc for $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by 627450 NB Inc. Such notes are secured by all assets of 627450 NB Inc. Proceeds from sale of assets to 627450 NB Inc. totalled $294,924.

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)


8. Disposal of fixed assets

On November 17th, 2006 all fixed assets of the Canadian Subsidiaries were sold to 627450 NB Inc. Loss on disposal of assets totaled $554,906.

9.       Income taxes

The components of the Company's deferred tax assets and liabilities are approximately as follows:
                                                    2006               2005
                                                    ----               ----
 Temporary differences:
 Accrued wages                              $         -       $      72,900
 Net operating loss carryforwards                     -           2,550,000
                                            ------------      -------------
 Deferred tax asset                                   -           2,622,900
 Valuation allowance                                  -          (2,622,900)
                                             ------------     --------------
 Net deferred tax asset                      $        -       $           -
                                             ============     ==============

The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal and Canadian statutory tax rates to income tax expense is:

                                                         2006          2005
                                                         ----          ----

  Tax at blended U.S. / Canadian statutory rates          35%           35%
  Change in valuation allowance                         (35%)         (35%)
                                                      -------      --------
  Tax recovery (expense)                                    -             -
                                                      =======      ========

At December 31, 2006, the Company had net operating loss carryforwards of approximately $4,714,330 available to offset future taxable income, which expire through 2011 and $1,252,465 which expire through 2016. Pursuant the Court Agreement related to the sale of assets of Canadian Subsidiaries (item 16), the Corporation, upon acceptance of this Proposal by its creditors and approval by the Court, irrevocably undertakes that it will not claim any Canadian Residual Losses in any future Canadian income tax filings. "Canadian Residual Losses" are those capital losses and non-capital losses existing as at June 29, 2006, less the amount of debt forgiveness resulting from the completion of this Proposal. The Corporation further undertakes to advise the Canada Revenue Agency, in writing, of this undertaking and wind up forthwith after the Trustee has issued the Certificated of Full Performance.

The Company's actual tax benefit differs from the expected tax benefit as follows:

                                                        2006               2005
                                                        ----               ----
 Expected tax benefit at statutory rates         $         -      $     (95,000)
 Adjustment to prior year valuation allowance              -            415,600
 Permanent differences                               192,586            180,500
                                                     -------            -------

 (Decrease) increase in valuation allowance        ( 192,586 )         (501,100)
                                                 -------------    --------------
                                                 $         -      $           -

                   InteliSys Aviation Systems of America Inc.
                 Notes to the Consolidated Financial Statements
                               December 31, 2006
                                (in US dollars)


9.       Income taxes (continued)

The following table sets forth the computation of loss per share for the years ended December 31, 2006 and 2005:


Numerator:                                                                       2006                  2005
                                                                                 ----                  ----
Net loss before discontinued operations - basic and diluted                  (95,626)            $(388,035)
Discontinued Operations                                                     3,296,787              -
                                                                        --------------       ---------------
Net income (loss)                                                           3,201,161             (388,035)
Denominator:
Weighted average number of shares outstanding during the period            91,329,175            79,886,736

Loss per share before discontinued operations                                ($0.001)              ($0.005)
Discontinued Operations                                                         0.036              -
                                                                        --------------       ---------------
Net income (loss) per share basic and diluted                                   0.035              ($0.005)
                                                                        ==============       ===============


11.      Related party transactions

     (a) Accounts payable and accruals at December 31, 2006 include amounts owing to shareholders, officers and employees of nil (December 31, 2005 - $502,912).

     (b) Promissory notes at December 31, 2006 include amounts owing to related parties and to shareholders of nil (December 31, 2005 - $246,469).

     (c) Accounts payable and accruals at December 31, 2006 include amounts owing to shareholders, officers and employees of nil (December 31, 2005 - $502,912).

     (d) Promissory notes at December 31, 2006 include amounts owing to related parties and to shareholders of nil (December 31, 2005 - $246,469).

     (e) During the year ended December 31, 2006, the Company expensed $36,824 (2005 - $60,574) of interest charges on a loan payable to shareholder.

     (f) During the year ended December 31, 2006, the Company paid interest of $3,010 (2005 - $7,720) on a shareholder's personal debt which is related to personal property of the shareholder that was pledged as security for the Company's debt obligations.

     (g) During the year ended December 31, 2006, the Company expensed $95,224 (2005-$103,467) for consulting fees performed by a shareholder of the Company.

12.      Subsequent Events

On March 6, 2007, an agreement was signed for a note payable with Face amount of $160,000 to cover the cost of professional fees. Secured by Stock Pledge of all the shares of IYSA held by the principals of IYSA.

Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

Net income for the year resulted in $3,331,596 compared to a loss of $312,328 for the year ended December 31, 2005. Net loss from continuing operations of $130,436 was as a result of operating expenses of 130,436. Net income of $3,331,596 was the result of discontinued operations.

Basic net loss per share was $0.35 in 2006 as compared to $0.005 in 2005.

Liquidity and Capital Resources

We had net working capital deficiencies of $108,969 and $2,061,981 for the years ended December 31, 2006 and 2005, respectively.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 14, 2006, our engagement of Grant Thornton LLP as our principal independent accountants was mutually terminated, which termination was recommended and approved by our Board of Directors.

The reports of Grant Thornton LLP on the financial statements for the two fiscal years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during our fiscal years ended December 31, 2005 and 2004 and through March 14, 2006 there were no disagreements with Grant Thornton LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within our two fiscal years ended December 31, 2005 and 2004 nor through March 14, 2006.

On March 15, 2006, we retained Sherb & Co., LLP as our principal independent accountants. The decision to retain Sherb & Co., LLP was recommended and approved by our Board of Directors.

ITEM 8A.  Controls and Procedures

Disclosure Controls and Procedures. Our principal executive and financial officer is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the issuer and has:

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

o evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the fiscal year December 31, 2006 (the "Evaluation Date").

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

We believe that any of the abovementioned deficiencies, significant deficiency, or material weaknesses in our internal controls do not materially affect the fairness or accuracy of the presentation of our financial condition and results of operation in our historical financial statements as set forth in our reports previously filed with the SEC under the Securities Exchange Act of 1934.

The following tasks represent what management believes to be the most significant actions necessary to address existing deficiencies, significant deficiencies and material weaknesses in our controls:

o Recruit independent board members with required knowledge and expertise to provide oversight as audit committee members;

o Review of our current policies and procedures to develop processes so that incompatible duties are not performed by one individual or that there are specific compensating controls if incompatible duties cannot be avoided; and

o Develop, document and implement appropriate controls related to IT security policies and disaster recovery/business continuity plans and develop monitoring controls to ensure compliance with Sarbanes-Oxley Section 404. External resources will be engaged to assist with ensuring plans, policies and controls that are documented and implemented for us are appropriate.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our fourth fiscal quarter for the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B Other Information

None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

  Name                   Age      Position

Ralph Eisenschmid        41       President, CEO, Chief Financial Officer and
Director

Jock English             57      Chief Operating Officer, Vice President, Sales
                                 and Marketing, Secretary and Director

Ralph Eisenschmid , our founder, has been our Chief Executive Officer, President, Chief Financial Officer and a Director since 2001. He created the InteliSys/Amelia concept in 1987. Over the past 19 years, he has led the sales, implementation and development of a broad range of software for the operation and management of 19 mid-sized airlines. Prior to his career in aviation, he co-founded a software joint venture that developed and implemented innovative solutions for industries that included travel services, transportation, construction, and pharmaceuticals. Mr. Eisenschmid was instrumental in designing, organizing, and implementing a new operating division of a domestic airline to manage the operational needs of an international tour operator. As well as being a proven systems analyst and programmer, he has had experience as a licensed multi-engine commercial airline pilot. Mr. Eisenschmid speaks three languages, and has extensive real-world business experience implementing and supporting high performance airline technology solutions internationally.

Jock English has been our Chief Operating Officer and Vice President, Sales and Marketing, and a Director since 2001. Mr. English has over 26 years experience in software development, marketing and sales. His primary experience has been in managing both sales and marketing of mission critical enterprise software systems for both U.S. and Canadian software firms. During his employment with a U.S. based Fortune 300 software firm, Mr. English was responsible for product introduction and initial sales activities for a family of software products to markets in over 50 countries. Mr. English is a registered professional engineer in Canada and a holds both U.S. and Canadian private pilots licenses.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors, or their earlier death, resignation or removal. Vacancies in the existing board are filled by a majority of the remaining directors. All officers hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

We do not have audit, nominating or compensation committees. Our entire Board of Directors performs the functions of audit, nominating and compensation committees. We are seeking independent board members. We have not been successful in retaining independent board members to form an audit committee.

None of the members of our Board of Directors satisfies the criteria of a "Qualified Financial Expert."

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. For purposes of this Item, the term code of ethics means written standards that are reasonably designed to deter wrongdoing and to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- full, fair, accurate, timely, and understandable disclosure in reports and documents that the issuer files with, or submits to, the SEC and in other public communications made by the issuer;

- compliance with applicable governmental laws, rules and regulations;

- the prompt internal reporting of violations of the code to the board of directors or another appropriate person or persons; and

- accountability for adherence to the code.

We hereby undertake to provide to any person without charge, upon request, a copy of our code of ethics. Requests may be made in writing to our board of directors at our executive offices.

Compliance with Section 16(a) of the Exchange Act

Section 16 of the Securities Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, our securities. Copies of these filings must be furnished to us.

Based on a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during 2006 all of our officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.   Executive Compensation

Ralph Eisenschmid has been our Chief Executive Officer, President, Chief Financial Officer and a Director since 2001. During such time period, none of our executive officers earned compensation exceeding $100,000 per year.


                              Summary Compensation


The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by Ralph Eisenschmid, our CEO, President, Chief Financial Officer and a Director. None of our executive officers received or earned total compensation in excess of $100,000 during 2006.

                                                          SUMMARY COMPENSATION TABLE
Name   and            Year    Salary    Bonus    Stock      Option     Non-Equity        Nonqualified   All Other  Total
principal              (b)     (c)     ($) (d)   Awards    Awards      Incentive Plan    Deferred       Compen-    ($) (j)
position                                         ($)(e)    ($)(f)      Compensation      Compensation   sation
(a)                                                                    ($) (g)           Earnings       ($) (i)
                                                                                          ($)  (h)
-----------------      ----   -------  -------   ------    ------      ---------------   -------------  ---------   ---------
Ralph Eisenschmid                                                                                       $12,500
CEO, President,        2006   $95,224                                                                                $95,224
CFO and Director       2005   $80,912                                                                                $93,412


Jock English,          2006   $88,848
Vice President.,       2005   $47,807    $0    $50,000                                                   $18567
Sales & Marketing



Outstanding Equity Awards

The following table sets forth certain information as of December 31, 2006, concerning outstanding equity awards held by our CEO, Ralph Eisenschmid and our Vice President of Sales & Marketing.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                         Number of Securities Underlying
                               Unexercised Options
                                 At Year End(#)

    Name                               Exercisable      Unexercisable

Ralph Eisenschmid                       1,357,746               0

Jock English                              929,108               0



Compensation of Directors

Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 12, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of April 12, 2007, we had outstanding 70,769,198 shares of common stock and 20,288,333 shares of Special Class B Exchangeable Shares. There are no options, warrants or other securities convertible into shares of common stock. Except as otherwise indicated, each beneficial owner has sole voting and dispositive power with respect to the shares owned.

Name and Address                       Amount and Nature of
Owners of More than 5%                 Beneficial Ownership        Percent
---------------------------------    ------------------------     ---------
Mohamed Juman                               11,157,694 (1)           12%
PO Box 743
Manama
Kingdom of Bahrain

Californian Securities S.A.
Edificio Bilbao Plaza, Suite 418            10,218,507               11%
Avenida Bilbao, Panama City
Republic de
Panama


Pacific Continental Securities
(UK) Ltd. 80 Cannon Street
London                                      11,213,105               12%
EC4N 6HL
England

Ralph Eisenschmid
PO Box 70180
Sitra
Kingdom of Bahrain                       14,704,851 (2)(3)(4)       16%
Jock
English
113 Cap Brule  Road
Boudreau West,                           12,429,108(5)(6)           14%
New Brunswick
Canada E1P 6J1

All directors and executive                 27,133,959              30%
officers as a group (2 persons)
____

 (1) Includes 2,666,667 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. Juman.

(2) Includes 12,563,772 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. Eisenschmid.

(3) Includes 783,333 shares owned by Charlene Eisenschmid, wife of Ralph Eisenschmid.

(4) Includes 1,357,746 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan.

(5) Includes 929,108 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan.

(6) Includes 1,500,000 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. English.



ITEM 12.  Certain Relationships and Related Transactions; Director Independence

(a) On June 29, 2006, certain of our subsidiaries which were incorporated in Canada, Convergix Inc., Cynaptec Information Systems Inc., InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc. and InteliSys (NS) Co. (the "Canadian Subsidiaries"), filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention").

On August 7, 2006, we filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention").

On August 31, 2006, we filed with the Queens Bench a proposal to make a settlement with our creditors pursuant to Section 50.4(1) of the Canadian Bankruptcy and Insolvency Act (the "Settlement Proposal"), in which we proposed that our debts be settled as follows: (a) Secured creditors will be paid in accordance with present arrangements or as may be arranged between them and us;
(b) Holders of preferred claims under the Canadian Bankruptcy and Insolvency Act will be paid by September 30, 2006; (c) Tax liabilities owed by us to the Canadian government will be paid within 90 days after the Settlement Proposal is approved by the Queens Bench; and (d) Unsecured creditors will be paid by September 30, 2006.

On October 4, 2006, the proposal submitted by us and the proposal submitted by our subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of our existing employees and a group of new equity investors ("Newco") will acquire all the assets of our subsidiaries (the "Subsidiaries"). Jock English, Chief Operating Officer of IYSA will be the Chief Executive Officer and President of Newco. The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the "Newco Notes"). Such notes will be secured by all the assets of Newco. In addition, the beneficial ownership of Newco held by certain of the current employees of the Subsidiaries is irrevocably transferred to the holders of the Notes if the intellectual property of Newco is sold, there is a sale of more than 51% of the initial common shares of Newco or the initiation of any process to take Newco public within 3 years of the Court Order. If the Newco Notes are in default, the 3-year period becomes extended to 5 years.

In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries will be assumed by Newco. The unsecured claims of our creditors are to receive $1,250 CDN within two months of court approval of the proposal. After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries shall receive $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes. We, as The Class B Creditor shall not receive any cash or Newco notes from the sale of the subsidiaries. The Class C creditors (the employees of the subsidiaries) shall receive $50,000 CDN in Newco notes to be distributed on a prorata basis.

The Court of Queen's Bench of the Province of New Brunswick, Canada approved the proposals on October 6, 2006. The Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco, subject to the conditions of the proposal.

On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc.

(b) None of our directors is "independent", as that term is defined by the rules of any national securities exchange or NASDAQ.


ITEM 13.   Exhibits

Exhibit No. Description

2.1 Proposal for Settlement under the Canadian Bankruptcy and Insolvency Act, filed by InteliSys Aviation Systems of America Inc. with the Queens Bench of the Province of New Brunswick, Canada on August 31, 2006, incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on September 12, 2006.

2.2 Amended Joint Proposal filed by Convergix Inc., Cynaptec Information Systems Inc., Intelisys Acquisition Inc., Intelisys Aviation Systems Inc. with the Queen's Bench of New Brunswick in Bankruptcy and Insolvency, Court Numbers 12381-12385 on October 3, 2006 incorporated herein by reference to
     Exhibit 2.3 to the Registrant's Current Report on Form 8-K filed on October 2, 2006.

2.3 Second Amended Proposal filed by InteliSys Aviation Systems of America Inc. with the Queen's Bench of New Brunswick in Bankruptcy and Insolvency, Court No. 12515 on October 3, 2006 incorporated herein by reference to Exhibit
     2.2 to the Registrant's Current Report on Form 8-K filed on October 2,
     2006.


2.4 Court Order dated October 6, 2006 signed by the Chief Justice of the Court of the Queen's Bench in the matter of InteliSys Aviation Systems of America Inc., incorporated herein by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K filed on October 2, 2006.


2.5 Court Order dated October 6, 2006 signed by the Chief Justice of the Court of the Queen's Bench in the matter of Convergix Inc., Cynaptec Information Systems Inc., Intelisys Acquisition Inc., Intelisys Aviation Systems Inc. incorporated herein by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K filed on October 2, 2006.




3.1 Certificate of Incorporation of Apta Holdings, Inc., incorporated herein by reference to Exhibit 3.01 to the Registrant's Registration Statement on Form 10-SB (File No. 0-26777) filed on July 21, 1999 (the "Form 10-SB")

3.2 By-Laws of Apta Holdings, Inc., incorporated herein by reference to Exhibit
3.02 to the Form 10-SB.

3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, incorporated herein by reference to Annex I to the Registrant's Schedule 14C filed on March 12, 2004.

10.1 InteliSys Aviation Systems of America, Inc. 2005 Stock Option Plan , incorporated herein by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-8 (File No. 333-125582) filed on June 16, 2005 (the "2005 Form S-8").

10.2 Form of Stock Option Agreement under the 2005 Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the 2005 Form S-8.

10.3 InteliSys Aviation Systems of America, Inc. 2004 Stock Option Plan, incorporated herein by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-8 (File No. 333-114887) filed on April 27, 2004 (the "2004 Form S-8").

10.4 Form of Stock Option Agreement under the 2004 Stock Option Plan, incorporated herein by reference to Exhibit 4.4 to the 2004 Form S-8.

10.5 Indenture, Bill of Sale and Assignment of Assets, Properties and Business of ARCA Corp., effective as of June 28, 1999, made by ARCA Corp. in favor of Apta Holdings, Inc., incorporated herein by reference to Exhibit 10.01 to the Form 10-SB.

10.6 Instrument of Assumption of Liabilities, effective as of June 28, 1999, made by Apta Holdings, Inc. in favor of ARCA Corp., incorporated herein by reference to Exhibit 10.02 to the Form 10-SB.

10.7 Voting and Exchange Agency Agreement, made as of the 22nd day of November, 2002, between Apta Holdings, Inc., Ralph Eisenschmid (in trust for Intelisys Acquisition Inc.) and Carbonaro Sugar Swerzas LLP, incorporated herein by reference to Exhibit 99.3 to the Registrant's definitive Information Statement on Schedule 14C filed on December 3, 2002 (the "2002 Information Statement").

10.8 Share Exchange Agreement, dated as of November 15, 2002 by and among Ralph Eisenschmid (in trust of Intelisys Acquisition Inc. and Intelisys (Nova Scotia) Company), Convergix Inc., Apta Holdings, Inc., Ralph Eisenschmid, Harry J. Santoro and Stephen M. Robinson, incorporated herein by reference to Exhibit
99.4 to the 2002 Information Statement.

10.9 Asset Sale Consulting Agreement, made as of the 22nd day of November, 2002, by and between Harry J. Santoro and Stephen M. Robinson, incorporated herein by reference to Exhibit 99.6 to the 2002 Information Statement.

10.10 Support Agreement, made the 22nd day of November, 2002, by and between Apta Holdings, Inc. and Ralph Eisenschmid (in trust for Intelisys Acquisition Inc. and Intelisys (Nova Scotia) Company, incorporated herein by reference to
Exhibit 99.13 to the 2002 Information Statement.

10.11 Guaranty of Principals, incorporated herein by reference to Exhibit 99.13 to the 2002 Information Statement.

10.12 Share Exchange Agreement, dated November 22, 2002, among Apta Holdings, Inc., Harry J. Santoro, Stephen M. Robinson, Convergix Inc., Ralph Eisenschmid in Trust for Intelisys Acquisition Inc., a company to be incorporated, Ralph Eisenschmid in Trust for Intelisys (Nova Scotia) Company, an Unlimited Liability Company to be formed, and Ralph Eisenschmid (on his own behalf and as attorney and agent for the shareholders of Convergix Inc.), incorporated herein by reference to Exhibit 10.06 to the Registrant's Current Report on Form 8-K filed on December 4, 2002 (the "2002 Form 8-K").

10.13 Support Agreement; dated November 22, 2002, between Apta Holdings, Inc., Ralph Eisenschmid in Trust for Intelisys Acquisition Inc., a company to be incorporated, and Ralph Eisenschmid in Trust for Intelisys (Nova Scotia) Company, an Unlimited Liability Company to be formed, incorporated herein by reference to Exhibit 10.07 to the 2002 Form 8-K.

10.14 Asset Sale Consulting Agreement, dated November 22, 2002, between Harry J. Santoro and Stephen M. Robinson, and Intelisys Aviation Systems U.S.A. Inc., incorporated herein by reference to Exhibit 10.08 to the 2002 Form 8-K.

10.15 2001 Stock Option and Stock Incentive Plan of the Registrant. incorporated herein by reference to Exhibit 4 to Registrant's proxy statement on Schedule 14C, dated April 17, 2001, filed on April 17, 2001.


16.1 Letter from Grant Thorton LLP, dated March 18, 2006, incorporated herein by reference to Exhibit 16.1 to Amendment No. 1 to the Registrant's Current Report on Form 8-K, filed on March 23, 2006.

21.1 List of Subsidiaries of Registrant, incorporated herein by reference to
Exhibit 21.1 to the Form 10-SB.

23.1  Consent of Grant Thornton, LLP

23.2  Consent of Sherb and Co., LLP

31.1 Certification by Principal Executive Officer and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1 Certification by Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)

ITEM 14.   Principal Accountant Fees and Services


        Sherb and Co., LLP has served as our Principal Accountant since March 15, 2006. Grant Thornton LLP served as our Principal Accountant from February 19, 2003 until March 14, 2006. and has advised the Company that it does not have any material financial interests in, or any connection with (other than as independent registered public accounting firm), the Company..

       The following is a summary of the fees billed to us by Sherb and Co., LLP and Grant Thorton LLP for professional services rendered for the fiscal years ended December 31, 2006 and 2005, respectively:

                                        Fiscal year ended December 31,
                                       2006                       2005
                              --------------------      ----------------------
Audit Fees                          $   66,500                $ 101,276
Audit Related Fees                  $    3,100                $       0
Tax Fees                            $    6,171                $  13,206
All Other Fees                      $                         $   2,064

         Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

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

Policy on audit committee pre-approval of audit and permissible non-audit services of independent auditors

Audit Committee's Pre-Approval Policies

Our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has reviewed and discussed with Sherb and Co., LLP our audited financial statements contained in our Annual Report on Form 10-KSB for the 2006 fiscal year. The Board of Directors also has discussed with Sherb and Co., LLP the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Board of Directors has received and reviewed the written disclosures and the letter from Sherb and Co., LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with Sherb and Co., LLP its independence from our company.

The Audit Committee has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for its 2006 fiscal year for filing with the SEC.





                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Date: April 17, 2007         InteliSys Aviation Services of America Inc.

                              By:/s/ Ralph Eisenschmid
                                 ---------------------------------
                              Ralph Eisenschmid
                              Chief Executive Officer, President,
                              Chief Financial Officer (Principal
                              Executive and Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title                                           Date
---------------------   -------------------------------------    ---------------

/s/ Ralph Eisenschmid   President, Chief Executive
---------------------   Officer, Chief Financial Officer          April 17, 2007
Ralph Eisenschmid       and Director  (Principal Executive
                        and Financial Officer)


/s/ Jock English        Chief Operating Officer, Vice
---------------------   President, Sales and Marketing            April 17, 2007
Jock English            Secretary and Director