Form 10KSB/A
period 2006-12-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2007-04-27
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   [X ] Yes     [ ] No

The issuer’s revenues for its most recent fiscal year were $151,257.

Based on the closing sales price of the Common Stock on April 12, 2007, the aggregate market value of the voting stock of registrant held by non-affiliates was $554, 805.

As of April 16, 2007, the Registrant had outstanding 70,679,198 shares of common stock and 20,288,333 shares of Special Class B Exchangeable Shares of the Registrant's wholly-owned subsidiary, InteliSys Acquisition Inc. The Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the registrant. If not exchanged prior to December 31, 2012, the Special Class B Exchangeable Shares will be automatically exchanged for shares of common stock of the Registrant on that date. See Note 2 (a) to the registrant's financial statements contained in this annual report for additional information regarding the Special Class B Exchangeable Shares.

Documents Incorporated By Reference:

None

Transitional Small Business Issuer Disclosure Format (check one):  Yes [  ]  No [ X ].

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “2006 Annual Report”) to restate Item 10 - Executive Compensation; Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Item 12 - Certain Relationships and Related Transactions; Director Independence. For convenience and ease of reference, we are filing only these Items in their entirety.  Accordingly, this Amendment No. 1 should be read in conjunction with the 2006 Annual Report filed with the SEC on April 17, 2007 (the “Original Filing”) and with our subsequent filings with the SEC.

This Amendment No. 1 speaks as of the original filing date of the 2006 Annual Report and does not reflect events occurring after such filing date or modify or update the disclosures therein in any way other than as required to reflect the amendment described herein. Except as set forth in this Form 10-K/A Report, no changes have been made to the Original Filing, and this Form 10-K/A Report does not amend, update or change any other items or disclosures in the Original Filing.

Item 10. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation

Ralph Eisenschmid has been our Chief Executive Officer, President, Chief Financial Officer and a Director since 2001. Jock English has been our Chief Operating Officer since 2004 and a Director since 2003. During such time period, none of our executive officers earned compensation exceeding $100,000 per year.

We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, equity incentive, non-equity incentive, stock options, profit sharing or similar benefit plans.  No stock options or stock appreciation rights were granted to any of our directors or executive officers during the fiscal year ended December 31, 2006.

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2006 and 2005 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer or acting in a similar capacity during the fiscal year ended December 31, 2006, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2006 and whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006; and (iii) up to two additional individuals who served as officers during the fiscal year ended December 31, 2006 and whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006, regardless of whether they were serving as officers at the end of such fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total (j)
Ralph Eisenschmid CEO, President, CFO and Director	2006 2005	95,224 80,912	0 0	0 0	0 0	0 0	0 0	0 12,500(1)	95,224 93,412
Jock English COO and Director	2006 2005 2005	88,848 47,807	0 0	0 50,000(2)	0 0	0 0	0 0	0 0	88,848 97,807

(1)

Mr. Eisenschmid received 1 preferred share for settlement of debt

(2)

Mr. English received 10,000,000 shares of common stock for settlement of debt of $31,433 and commissions of $18,567

Outstanding Equity Awards

The table set forth below presents certain information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer above outstanding as of December 31, 2006.

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Exercise	Expiration	Shares or Units of Stock that have Not Vested		Equity Incentive Plan Awards: Uneraned Shares, Units or Other Rights that have Not Vested
Name	Exercisable	Unexercisable	(#)	Price	Date	Number	Market Value	Number	Market Value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Ralph Eisenschmid President, CEO, CFO and Director	1,357,746	0	0	0.001	Dec 31, 2014	0	0	0	0
Jock English COO and Director	929,108	0	0	0.001	Dec 31, 2014	0	0	0	0

Compensation of Directors

Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings.  The following table sets forth certain information regarding the compensation paid to our Directors during the fiscal year ended December 31, 2006.

COMPENSATION OF DIRECTORS
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Ralph Eisenschmid	0	0	0	0	0	0	0
Jock English	0	0	0	0	0	0	0

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of April 12, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company, and (iii) all officers and directors as a group.  Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of April 12, 2007, we had outstanding 70,769,198 shares of common stock and

20,288,333 shares of Special Class B Exchangeable Shares.  Except as otherwise indicated, each beneficial owner has sole voting and dispositive power with respect to the shares owned.

Name and Address	Amount and Nature of Beneficial Ownership	Percent
Owners of More than 5%

Mohamed Juman
PO Box 743

Manama

Kingdom of Bahrain

Californian Securities S.A.

Edificio Bilbao Plaza, Suite 418

Avenida Bilbao, Panama City

Republic de Panama

Pacific Continental Securities (UK) Ltd.

80 Cannon Street

London

EC4N 6HL

England

Ralph Eisenschmid

PO Box 70180

Sitra

Kingdom of Bahrain

Jock English
113 Cap Brule  Road

Boudreau West,

New Brunswick

Canada E1P 6J1

	37,708,320 (1)(2) 10,218,507 11,213,105 14,904,851 (2)(3)(4)(5) 12,429,108(2)(6)(7)	40% 11% 12% 16% 14%
All directors and executive officers as a group (2 persons)	27,333,959	30%

 (1) Includes 2,666,667 shares of common stock issuable in exchange for InteliSys

Acquisition Co. Special Class B Exchangeable Shares held by Mr. Juman.

(2) In connection with the loan made to the Company by Mohamed Juman, Messrs. Eishenschmid and English pledged all their shares, including without limitation, shares issuable upon exercise of outstanding stock options, to Mr. Juman to secure the payment and performance of the Company. Said officers also entered into a Voting Trust Agreement with Mr. Juman, pursuant to which Mr. Juman was granted a proxy to vote the shares of Messrs. Eisenschmid and English. Accordingly, the number indicated above includes (i) 12,563,772 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. Eisenschmid; (ii) 1,357,746 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan held by Mr. Eisenschmid; (iii) 929,108 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan held by Mr. English; (iv) 10,000,000 shares of IYSA held by Mr. English; and (v) 1,500,000 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. English.

(3) Includes 12,563,772 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. Eisenschmid.

(4) Includes 783,333 shares owned by Charlene Eisenschmid, wife of Ralph Eisenschmid.

(5) Includes 1,357,746 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan.

(6) Includes 929,108 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan.

(7) Includes 1,500,000 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. English.

ITEM 12.  Certain Relationships and Related Transactions; Director Independence

In order to continue financing our operations, on March 29, 2007, we executed and delivered a Promissory Note in the principal amount of $160,000 to Mohamed Juman, one of the principal stockholders of the Company, for loans being made as follows: $35,000 lent on March 6, 2007; $30,500 which was supposed to have been lent on April 1, 2007; $9,000 on July 1, 2007 and $5,500 on August 1, 2007. The principal and accrued interest at the rate of 1% above prime interest rate per annum is due and payable on the earlier of September 7, 2007 or a sale or merger of Registrant. In connection with said loans, we granted Mr. Juman a security interest in all of our assets. If there is a default under the Note, the lender has the option of requiring us to repay the outstanding principal and accrued interest in preferred shares in an amount of $50,000.

In connection with the loan made to the Company by Mohamed Juman, Messrs. Eishenschmid and English, our officers and directors, pledged all their shares, including without limitation, shares issuable upon exercise of outstanding stock options, to Mr. Juman to secure the payment and performance of the Company. Said officers also entered into a Voting Trust Agreement with Mr. Juman, pursuant to which Mr. Juman was granted a proxy to vote the shares of Messrs. Eisenschmid and English. Accordingly, Mr. Juman has voting control over 40% of the voting shares of the Company.

On June 29, 2006, certain of our subsidiaries which were incorporated in Canada, Convergix Inc., Cynaptec Information Systems Inc., InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc. and InteliSys (NS) Co. (the “Canadian Subsidiaries”), filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”).

On August 7, 2006, we filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”).

On August 31, 2006, we filed with the Queens Bench a proposal to make a settlement with our creditors pursuant to Section 50.4(1) of the Canadian Bankruptcy and Insolvency Act (the “Settlement Proposal”), in which we proposed that our debts be settled as follows: (a) Secured creditors will be paid in accordance with present arrangements or as may be arranged between them and us;  (b) Holders of preferred claims under the Canadian Bankruptcy and Insolvency Act will be paid by September 30, 2006;  (c) Tax liabilities owed by us to the Canadian government will be paid within 90 days after the Settlement Proposal is approved by the Queens Bench; and (d) Unsecured creditors will be paid by September 30, 2006.

On October 4, 2006, the proposal submitted by us and the proposal submitted by our subsidiaries in the Court of Queen’s Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of our existing employees and a group of new equity investors (“Newco”) will acquire all the assets of our subsidiaries (the “Subsidiaries”). Jock English, Chief Operating Officer of IYSA will be the Chief Executive Officer and President of Newco. The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the “Newco Notes”). Such notes will be secured by all the assets of Newco. In addition, the beneficial ownership of Newco held by certain of the current employees of the Subsidiaries is irrevocably transferred to the holders of the Notes if the intellectual property of Newco is sold, there is a sale of more than 51% of the initial common shares of Newco or the initiation of any process to take Newco public within 3 years of the Court Order. If the Newco Notes are in default, the 3-year period becomes extended to 5 years.

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

The Court of Queen’s Bench of the Province of New Brunswick, Canada approved the proposals on October 6, 2006. The Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco, subject to the conditions of the proposal.

On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc.

(b)  None of our directors is “independent”, as that term is defined by the rules of any national securities exchange or NASDAQ.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2007	InteliSys Aviation Services of America Inc.

By:___________________________ Ralph Eisenschmid Chief Executive Officer, President, Chief Financial Officer (Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title                                                           Date

________________      President, Chief Executive                                   April 25, 2007

Ralph Eisenschmid          Officer, Chief Financial Officer

                                      and Director  (Principal Executive

                                      and Financial Officer)

_______________        Chief Operating Officer, Vice                              April 25, 2007

Jock English                    President, Sales and Marketing

                                      Secretary and Director

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

(Pursuant to Rule 13a-14 or Rule 15d-14 of the Securities Exchange Act of 1934)

I, Ralph Eisenschmid, the Chief Executive Officer, President and Chief Financial Officer of  InteliSys Aviation Services of America Inc., certify that:

1.

I have reviewed this annual report on Form 10-KSB of the Company;

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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such disclosure control over financial reporting, or caused such internal control over financial reporting got be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting

Date: April 25, 2007

_________________

                                                            Ralph Eisenschmid

                                                            Chief Executive Officer, President

                                                            and Chief Financial Officer

                                                           (Principal Executive and Financial Officer)

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)

I, Ralph Eisenschmid, the Chief Executive Officer, President and Chief Financial Officer of InteliSys Aviation Services of America Inc., do hereby certify that the Annual Report of InteliSys Aviation Services of America Inc. (the “Company”) on Form 10-KSB for the 12 months ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 25, 2007                                        ______________

                                                                           Ralph Eisenschmid

                                                                           Chief Executive Officer, President and

                                                                           Chief Financial Officer

                                                                          (Principal Executive and Financial Officer)