Form 10QSB
period 2007-03-31
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2007-05-21
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-26777

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [  X ]  NO [    ]

The company had 70,679,198 shares of common stock par value $.001 per share, outstanding at May 7, 2007.  In addition, there are 20,288,333 issued and outstanding Special Class B “Exchangeable Shares” in the company’s wholly owned subsidiary, InteliSys Acquisition Inc. As outlined in Note 8 to the Financial Statements, the exchangeable shares have equal voting rights and economic value as the company’s common shares as they may be exchanged by the holder at any time on a one for one basis for the company’s common shares, and if not exchanged prior to December 31, 2012, will be exchanged for the company’s common shares on that date.

Transitional Small Business Format

Yes  [   ]

No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [X]  NO [  ]

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

InteliSys Aviation Systems of America Inc.

Consolidated Financial Statements – Unaudited

March 31, 2007

(In US dollars)

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets - Unaudited

As at March 31, 2007 and December 31, 2006

March 31

December 31

(in US dollars)

2007

2006

Assets
Current assets
Funds held in trust (Note 5)	$ 7,532	$ -
Total assets	$ 7,532	$ -

Liabilities
Current liabilities
Accounts payable	$ 52,007	$ 16,053
Accrued expenses and other liabilities	48,459	92,916
Short Term Note Payable (Note 6)	35,150	-
Total current liabilities	135,616	108,969

Shareholders’ Deficiency
Capital stock (Note 7)	90,917	90,917
Additional paid in capital (Note 7)	8,336,789	8,336,789
Preferred stock issuable (Note 7)	12,500	12,500
Accumulated other comprehensive loss	(7,592)	(6,124)
Accumulated deficit	(8,560,698)	(8,543,051)
	(128,084)	(108,969)
	$ 7,532	$ -

Continuance of operations (Note 1)

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations - Unaudited

For the three months ended March 31, 2007 and 2006

(in US dollars)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Operating Expenses	$ (17,647)	$ (12,968)

Income from Discontinued Operations	-	26,685

Net income (loss) before income taxes	(17,647)	13,717

Income taxes	-	-

Net income (loss)	$ (17,647)	$ 13,717

Net loss per share-basic and diluted before Discontinued operations (Note 3)	(0.00)	(0.00)
Discontinued operations (Note 3)	-	0.00
Net income (loss) per share-basic and Diluted	$ (0.00)	$ 0.0

Weighted average number of shares outstanding – basic and diluted	90,967,531	92,434,198

See accompanying notes to the consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows - Unaudited

For the three months ended March 31, 2007 and 2006

(in US dollars)

2007

2006

Operating activities
Loss from continuing operations	$(17,647)	$(12,968)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(8,503)	(31,214)
Net cash used in continuing operating activities	(26,150)	(44,182)

Income from discontinued operations	-	26,685
Adjustments to reconcile net income to net cash provided by discontinued operating activities
Items not affecting cash:
Depreciation and amortization	-	25,975
Stock based compensation – employees (Note 5)	-	34,500
Changes in non-cash working capital items
Accounts receivable	-	(50,740)
Prepaid expenses	-	8,112
Accounts payable and accrued liabilities	-	(14,632)
Deferred revenue		54,764
Net cash provided by operating activities - discontinued operations	-	84,664
Net cash provided by operating activities	(26,150)	40,482
Investing activities
Acquisition of property and equipment-discontinued operations	-	(50,861)
Financing activities
Proceeds from short term promissory note	35,150	-
Proceeds from long term debt- discontinued operations	-	54,070
Net repayment of bank indebtedness-discontinued operations	-	(15,911)
Repayment of long-term debt-discontinued operations	-	(17,658)
Net cash (used in) provided by financing activities	35,150	20,501

Effects of exchange rates on cash	(1,468)	327

Net increase (decrease) in cash	8,850	10,122
Cash, beginning of period	-	-
Cash, end of period	$7,532	$10,449

Supplemental cash flow information
Interest paid	$ -	$ 20,737
Non-cash operating, investing and financing activities
Stock based compensation	$ -	$ 34,500

See accompanying notes to the consolidated financial statements

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

March 31, 2007

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

Our company, based on our proposed business activities, is a "blank check" company.  The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

March 31, 2007

(in US dollars)

1.

Description of business (continued)

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

On June 29, 2006, all subsidiaries of the Company (the “Registrant”) which were incorporated in Canada filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”). Such subsidiaries were the following (the “Canadian Subsidiaries”): Convergix Inc.; Cynaptec Information Systems Inc.; InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc.; and InteliSys (NS) Co.

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the “Registrant”) and its subsidiaries in the Court of Queen’s Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors (“Newco”) acquired all the assets of the subsidiaries of the Registrant (the “Subsidiaries”. The consideration for such purchase consisted of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes issued by Newco (the “Newco Notes”). Such notes were secured by all the assets of Newco.

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

As a result of the approval of the proposal by the Court of Queen’s Bench of the Province of New Brunswick, Canada, on October 6, 2006 the Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco subject to conditions of the proposal.

On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen’s Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc. The Company has started the process of dissolving the Canadian Subsidiary companies.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

March 31, 2007

(in US dollars)

2.

Ability to continue operations

The Company was formerly a provider of commercial reservation systems and integrated software solutions for low fare, regional, and mid-sized airlines.  Since inception, we have had insignificant revenues and incurred a cumulative net loss of $8,560,698 through March 31, 2007.  In addition, we had a working capital deficit of $128,084 at March 31, 2007.  These factors contributed to the Company’s inability to continue as a going concern.  On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 NB Inc.

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

Net income from discontinued operations for the three months ended March 31, 2007 was nil as compared to a net income from discontinued operations of $13,717 for the three months ended March 31, 2006.

The following is a summary of the events that were completed in order to complete the divestiture plan;

On June 29, 2006, all subsidiaries of the Company (the “Registrant”) which were incorporated in Canada filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”).  Such subsidiaries were the following (the “Canadian Subsidiaries”): Convergix Inc.; Cynaptec Information Systems Inc.; InteliSys Aviation Systems Inc.; InteliSys Acquisition Inc.; and InteliSys (NS) Co.

On August 7, 2006, we filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”).

On August 31, 2006, we filed with the Queens Bench a proposal to make a settlement with our creditors pursuant to Section 50.4(1) of the Canadian Bankruptcy and Insolvency Act (the “Settlement Proposal”), in which we proposed that the debts be settled as follows: (a) Secured creditors will be paid in accordance with present arrangements or as may be arranged between them and us;  (b) Holders of preferred claims under the Canadian Bankruptcy and Insolvency Act will be paid by September 30, 2006;  (c) Tax liabilities owed by us to the Canadian government will be paid within 90 days after the Settlement Proposal is approved by the Queens Bench; and (d) Unsecured creditors will be paid by September 30, 2006.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

March 31, 2007

(in US dollars)

3.

Discontinued Operations (continued)

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the “Registrant”) and its subsidiaries in the Court of Queen’s Bench of the Province of New Brunswick, Canada was approved by the Court.  Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors (“Newco”) acquired all the assets of the subsidiaries of the Registrant (the “Subsidiaries”). The consideration for such purchase consisted of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes issued by Newco (the “Newco Notes”). Such notes were secured by all the assets of Newco.

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

As a result of the approval of the proposal by the Court of Queen’s Bench of the Province of New Brunswick, Canada, on October 6, 2006 the Court issued a Court Order ordering the sale of all assets of the subsidiaries to Newco subject to conditions of the proposal.

On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen’s Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc. The process has begun to dissolve the Canadian Subsidiary companies.  Effective November 17th, 2006 all assets of the Canadian Subsidiaries of the Registrants were sold to 627450 New Brunswick Inc for $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by 627450 NB Inc.  Such notes were secured by all assets of 627450 NB Inc.  In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries were assumed by 627450 NB Inc.  The company’s financial results have been accounted for under the requirements of paragraph 30 of Statements of Financial Accounting Standards 144 “Accounting for the Impairment of Long-Lived Assets.”

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

March 31, 2007

(in US dollars)

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

f)

Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128) and SAB No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Intelisys Acquistion Inc. Special Class B Exchangeable Shares are included in the weighted average number of shares of common stock outstanding. These Special Class B Exchangeable Shares may be exchanged by the holder thereof at any time on a one-for-one basis for common stock of the Company. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. In addition, at March 31, 2007 there are 8,244,212 stock options issued and unexercised, which are not part of total of common stock outstanding.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

March 31, 2007

(in US dollars)

g)   Recent accounting pronouncements

Accounting for Certain Hybrid Financial Instruments. In February 2006, the FASB issued SFAS Statement No. 155 (“SFAS No. 155”), which is an amendment of SFAS Statements No. 133 and 140. SFAS No. 155: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 155 has not had any impact on the financial statements of the Company since adoption.

Accounting for Servicing of Financial Assets. In March 2006, the FASB issued SFAS Statement No. 156 (“SFAS No. 155”), which amends SFAS Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 155 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 155 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 155, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because SFAS No. 155 permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 155 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 155 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes SFAS No. 155 will have no impact on the financial statements of the Company once adopted.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for the first fiscal year beginning after December 15, 2006. Management believes FIN 48 will have no impact on the financial statements of the Company once adopted.

Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option. In June 2006, the FASB ratified Emerging Issues Task Force 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option ("EITF 05-1"). EITF 05-1 addresses instruments that are currently not convertible to equity but the instrument becomes convertible upon the exercise of the issuer's call option. EITF 05-1 calls for debt extinguishment treatment if the instrument did not contain a substantive conversion feature apart from the right to convert upon the issuer's exercise of its call right at the date of issuance. Conversely, if such substantive conversion feature did exist at issuance date, EITF 05-1 requires conversion treatment for those equity securities issued to satisfy the debt conversion. EITF 05-1 must be applied prospectively as of June 28, 2006. The Company does not expect EITF 05-1 to have a significant impact on its future financial position or results of operations.

Fair Value Measurements. In September 2006, the FASB issued SFAS Statement No.157 (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value according to GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FSAB having previously concluded in those accounting

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

March 31, 2007

(in US dollars)

g)   Recent accounting pronouncements (continued)

pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact SFAS No. 157 will have on the financial statements of the Company once adopted.

Accounting for Registration Payment Arrangements. In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115” (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

5.

Funds Held in trust

On March 6, 2007, of the first installment of $35,000 by Mohamed Juman, as per the conditions set forth in the Promissory Note between Dr. Juman and InteliSys Aviation Systems of America Inc., $10,000 was sent to  David  Lubin & Associates in Trust for operating expenses. Disbursement for SEC filing fees was made during the first quarter of  2007 for a remaining balance held in trust of $7,532. The balance of the first installment of the promissory note was sent directly to auditors as partial payment audit fees.

6.

Short Term Loan – Related Party

On March 29, 2007, InteliSys Aviation Systems of America Inc. (the “Registrant”) executed and delivered a Promissory Note in the principal amount of $160,000 to Mohamed Juman (“Lender”) for loans being made to the Registrant as follows: $35,000 lent on March 6, 2007; $30,500 on April 1, 2007; $9,000 on July 1, 2007 and $5,500 on August 1, 2007.  The principal and accrued interest at the rate of 1% above prime interest rate (9.25%) per annum is

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

March 31, 2007

(in US dollars)

6.

Short Term Loan – Related Party (continued)

due and payable on the earlier of September 7, 2007 or a sale or merger of Registrant. The Registrant granted Lender a security interest in all its assets to secure its obligations under the Promissory Note. If there is a default under the Note, the Lender has the option of requiring the Registrant to repay the outstanding principal and accrued interest in preferred shares of the Registrant in an amount of $50,000. The Lender is a shareholder in the Company with a holding of over 5%.

In connection with the loan made to the Company by Mohamed Juman, Messrs. Eisenschmid and English have pledged all their shares, including without limitation, shares issuable upon exercise of outstanding stock options, to Mr. Juman to secure the payment and performance of the Company. Said officers also entered into a Voting Trust Agreement with Mr. Juman, pursuant to which Mr. Juman was granted a proxy to vote the shares of Messrs. Eisenschmid and English. Accordingly, the number indicated above includes (i) 12,563,772 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. Eisenschmid; (ii) 1,357,746 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan held by Mr. Eisenschmid; (iii) 929,108 shares issuable upon the exercise of outstanding stock options issued as part of the Company's 2004 Stock Option Plan held by Mr. English; (iv) 10,000,000 shares of the Company held by Mr. English; and (v) 1,500,000 shares of common stock issuable in exchange for InteliSys Acquisition Co. Special Class B Exchangeable Shares held by Mr. English.

For the terms and conditions of the Promissory Note, the Stock Pledge Agreement and the Voting Trust Agreement, reference is made to such proposals and the Court Order in Form 8-K, exhibits 10.1, 10.2 and 10.3, respectively filed with the Securities and Exchange Commission on April 2, 2007.

7.

Capital stock

At March 31, 2007, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

100,000,000 shares of common stock, par value $0.001 per share.

At March 31, 2007, there are 70,679,198 shares of common stock and 1 share of preferred stock outstanding. In addition, there are 20,288,333 issued and outstanding Special Class B “Exchangeable Shares” in IASA’s wholly owned subsidiary Intelisys Acquisition Inc.  As outlined in Note 2(a), the exchangeable shares have equal voting rights and equal economic value as IASA common shares as they may be exchanged by the holder at any time on a one-for-one basis for IASA common shares, and if not exchanged prior to December 31, 2012, will be exchanged for IASA common shares on that date. Accordingly, the Special Class B exchangeable shares have been accounted for as if they are issued and outstanding in the Company at March 31, 2007 and have been included in calculating the basic loss per share.

8.

Subsequent Events

On May 3, 2007 the Company filed a Preliminary Proxy Statement to notify shareholders of a Special Meeting. The purpose of the meeting is to vote on the following matters: (1)To grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each [ten] pre-consolidation shares to occur at some time within twelve months of the date of the meeting, with the exact amount and time of the reverse split to be determined by the Board of Directors; and (2) to transact such other business as may properly be brought before a special meeting of the shareholders of our Company or any adjournment thereof.

On May 11, 2007 the Company received the second installment of the promissory note from Mohammed Juman in the amount of $30,500.

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

For a more complete discussion of risk factors which could have an impact on our future operations, please refer to our previously filed Form 10-KSB for the year ending December 31, 2006.

All dollar amounts reported herein are in United States dollars unless otherwise noted.  The approximate conversion rate as of March 31, 2007 was CAD $1.00 for USD $.87.

Overview

On June 29, 2006, certain of our subsidiaries which were incorporated in Canada, Convergix Inc., Cynaptec Information Systems Inc., InteliSys Aviation Systems Inc., InteliSys Acquisition Inc., and InteliSys (NS) Co. (the “Canadian Subsidiaries”), filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”).

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

On October 4, 2006, the proposal submitted by us and the proposal submitted by our subsidiaries in the Court of Queen’s Bench of the Province of New Brunswick, Canada were approved by the Court. Pursuant to such proposal, a new company consisting of our existing employees and a group of new equity investors (“Newco”) will acquire all the assets of our subsidiaries (the “Subsidiaries”). Jock English, Chief Operating Officer of our Company, will be the Chief Executive Officer and President of Newco. The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the “Newco Notes”). Such notes will be secured by all the assets of Newco. In addition, the beneficial ownership of Newco held by certain of the current employees of the Subsidiaries is irrevocably transferred to the holders of the Notes if the intellectual property of Newco is sold, there is a sale of more than 51% of the initial common shares of Newco or the initiation of any process to take Newco public within 3 years of the Court Order. If the Newco Notes are in default, the 3-year period becomes extended to 5 years.

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

Plan of Operation

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

Our company, based on our proposed business activities, is a "blank check" company.  The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Management plans to rely on the proceeds from new debt or equity financing and the sale of shares held by it to finance its ongoing operations. During 2007, we intend to continue to seek additional capital in order to meet our cash flow and working capital. There is no assurance that we will be successful in achieving any such financing or raise sufficient capital to fund our operations and further development. We cannot assure you that financing will be available to us on commercially reasonable terms, if at all. If we are not successful in sourcing significant additional capital in the near future, we will be required to significantly curtail or cease ongoing operations and consider alternatives that would have a material adverse affect on our business, results of operations and financial condition.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB.

In June 2006, we committed to a plan to exit our business of providing commercial reservation systems and integrated software solutions for low fare, regional, and mid-sized airlines.  On November 17th, 2006, we completed the divestiture of all assets of the Canadian subsidiaries.  All financial results preceding the November 17th, 2006 divestiture date were reported as discontinued operations.

Net income from discontinued operations for the three months ended March 31, 2007 was nil as compared to a net income from discontinued operations of $13,717 for the three months ended March 31, 2006.

Net loss of $17,647 and Net Income of $13,717 for the three months ended March 31, 2007 and 2006 were as a result of operating expenses of $17,647 in the three months ended March 31, 2007 and operating expenses of $12,968 in the three months ended March 31, 2006 offset by Income from Discontinued Operations of $26,685.

Total basic net loss per share for the three months ended March 31, 2007 was $.00. Basic net loss per share before discontinued operations in 2006 was ($.00015) while basic net income per share from discontinued operations was $0.00 for a total net income per share basic and diluted of $0.00 in 2006.

Liquidity and Capital Resources

On March 31, 2007, we had $7,532 in cash, and a working capital deficit of $128,084.

For the three months ended March 31, 2007, net cash used by continuing operations was $26,150 due mostly to operating expenses for the first quarter.

For the three months ended March 31, 2007, net cash provided by investing activities was nil.

For the three months ended March 31, 2007 net cash provided by financing activities was $35,000 from proceeds from short term note payable.

During the three months ended March 31, 2007 no interest was paid.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES

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

o     evaluated the effectiveness of the issuer's disclosure controls and procedures as of the quarter ended March 31, 2007 (the "Evaluation Date").

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

Internal Control Over Financial Reporting.

There have not been any changes in our  internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our first fiscal quarter for the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None

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

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: May 21, 2007	By: /s/ Ralph Eisenschmid
Ralph Eisenschmid
President, Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION OF

PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ralph Eisenschmid, President, Chief Executive Officer of Intelisys Aviation Systems of America Inc. (the “Company”), certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of the Company.

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

4.  The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

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

c.  Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.  Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

5.  The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

a.  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b.  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: May 21, 2007	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President, Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc (the "Company") certifies, under the  standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the three months ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 21, 2007

                                     /s/ Ralph Eisenschmid

                                     ---------------------

                                     Ralph Eisenschmid

                                     President and Chief Executive Officer and Chief Financial Officer

(Principal executive, financial, and accounting officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.