Form 10QSB
period 2007-06-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2007-08-20
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [  X ]  NO [    ]

The company had 90,967,531 shares of common stock par value $.001 per share, outstanding at July 29, 2007.

Transitional Small Business Format

Yes  [   ]

No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [X]  NO [  ]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

InteliSys Aviation Systems of America Inc.

Consolidated Financial Statements – Unaudited

June 30, 2007

(In US dollars)

ii

InteliSys Aviation Systems of America Inc.

Consolidated Balance Sheets - Unaudited

As at June 30, 2007 and December 31, 2006

June 30

December 31

(in US dollars)

2007

2006

Assets

Total Assets	$ -	$ -

Liabilities and Shareholder’ Deficiency
Current liabilities
Accounts payable	$ 43,535	$ 16,053
Accrued expenses and other liabilities	53,513	92,916
Short Term Note Payable (Note 6)	65,501	-
Total current liabilities	162,549	108,969

Shareholders’ Deficiency
Capital stock (Note 7)	90,917	90,917
Additional paid in capital (Note 7)	8,336,789	8,336,789
Preferred stock issuable (Note 7)	12,500	12,500
Accumulated other comprehensive loss	(19,293)	(6,124)
Accumulated deficit	(8,583,462)	(8,543,051)
	(162,549)	(108,969)
	$ -	$ -

See accompanying notes to the unaudited consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Operations - Unaudited

For the three and six months ended June 30, 2007 and 2006

(in US dollars)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Operating Expenses	$ (22,764)	$ (13,875)	$ (40,411)	$ (26,843)

Income from Discontinued Operations	-	9,609	-	17,076

Net loss before income taxes	(22,764)	(23,484)	(40,411)	(9,767)

Income taxes	-	-	-	-

Net loss	$ (22,764)	$ (23,484)	$ (40,411)	$ (9,767)

Net loss per share-basic and diluted before Discontinued operations (Note 3)	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations (Note 3)	0.00	0.00	0.00	0.00
Net income (loss) per share-basic and Diluted	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00

Weighted average number of shares outstanding – basic and diluted	90,967,531	91,696,813	90,967,531	91,696,813

See accompanying notes to the unaudited consolidated financial statements.

InteliSys Aviation Systems of America Inc.

Consolidated Statements of Cash Flows - Unaudited

For the six months ended June 30, 2007 and 2006

 (in US dollars)

2007

2006

Operating activities
Loss from continuing operations	$(40,411)	$(12,968)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Changes in non-cash working capital items
Accounts payable and accrued liabilities	(11,921)	(31,214)
Net cash used in continuing operating activities	(52,332)	(44,182)

Income from discontinued operations	-	26,685
Adjustments to reconcile net loss to net cash used in discontinued operating activities
Items not affecting cash:
Depreciation and amortization	-	25,975
Stock based compensation – employees (Note 5)	-	34,500
Changes in working capital items
Accounts receivable	-	(50,740)
Prepaid expenses	-	8,112
Accounts payable and accrued liabilities	-	(14,632)
Deferred revenue		54,764
Net cash (used in) provided by operating activities - discontinued operations	-	84,664
Net cash provided by operating activities	(52,332)	40,482
Investing activities
Acquisition of property and equipment-discontinued operations	-	(50,861)

Financing activities
Proceeds from short term promissory note	65,501	-
Proceeds from long term debt- discontinued operations	-	54,070
Net repayment of bank indebtedness-discontinued operations	-	(15,911)
Repayment of long-term debt-discontinued operations	-	(17,658)
Net cash provided by financing activities	65,501	20,501

Effects of exchange rates on cash	(13,169)	327

Net increase in cash	-	10,449
Cash, beginning of period	-	-
Cash, end of period	$ -	$10,449

Supplemental cash flow information
Interest paid	$ -	$ 20,737
Non-cash operating, investing and financing activities
Stock based compensation	$ -	$ 34,500

See accompanying notes to the unaudited consolidated financial statements

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2007

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

June 30, 2007

 (in US dollars)

1.

Description of business (continued)

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

On May 17, 2007 Shareholders of Special Class B “Exchangeable Shares” in IASA’s wholly owned subsidiary Intelisys Acquisition Inc were exchanged on a one-for-one basis for IASA common shares. A total of 20,288,333 IASA common shares were issued.

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2007

 (in US dollars)

1.

Description of business (continued)

On May 3, 2007 the Company filed a Preliminary Proxy Statement to notify shareholders of a Special Meeting. The purpose of the meeting was to vote on the following matters: (1)To grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each [ten] pre-consolidation shares to occur at some time within twelve months of the date of the meeting, with the exact amount and time of the reverse split to be determined by the Board of Directors; and (2) to transact such other business as may properly be brought before a special meeting of the shareholders of our Company or any adjournment thereof.

The Special Meeting of the stockholders of Intelisys Aviation Systems of America Inc. (the “Company”) was held at 815 Bombardier Street, Shediac, New Brunswick, Canada, E4P1H9 on June 20, 2007 at 10:00 a.m. local  time pursuant to notice given in accordance with the by-laws of the Company, the applicable rules and regulations of the Delaware General Corporation Law and the Securities and Exchange Commission. The Chair requested that the Secretary report on whether notice had been properly given in accordance with the bylaws. The Secretary reported that the meeting was held pursuant to printed notice mailed on May 21, 2007 to each stockholder of record of the Company as of May 18, 2007, who is entitled to vote. The Chair requested that the Secretary report as to whether a quorum existed. The Secretary reported that the record date for the Meeting had been previously established by the Board as May 18, 2007 (the “Record Date”), and that on the Record Date, an aggregate of 90,967,531 votes (the “Voting Shares”) were entitled to be cast by shareholders at the Meeting. The Secretary further reported that the Voting Shares are comprised of 90,967,531 shares of the Company’s Common Stock that were issued and outstanding as of the Record Date which are entitled at the Meeting to one vote for each share of Common Stock held on the Record Date; and

The Secretary then reported that 59,755,906 Voting Shares of the Company were represented at the Meeting in person or by proxy, which shares constituted 65.69% of the issued and outstanding Voting Shares. The Secretary then declared that a quorum was present and that the meeting was duly constituted and should proceed.

57,822,757 Voting Shares, representing 63.56% of the issued and outstanding share capital of the Company, voted to approve the resolution set forth below, and 1,841,514 Voting Shares, representing 2.02% of the issued and outstanding share capital, voted against the resolution set forth below: Accordingly, the following resolution is hereby approved:

“RESOLVED, that the Board is granted discretionary authority to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each ten pre-consolidation shares to occur at some time within twelve months of the date of the meeting, with the exact amount and time of the reverse split to be determined by the Board of Directors.”

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2007

 (in US dollars)

Basis of presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated statements include the accounts of Intelisys Aviations Systems of America Inc. All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

2.

Ability to continue operations

The Company was formerly a provider of commercial reservation systems and integrated software solutions for low fare, regional, and mid-sized airlines.  Since inception, we have had insignificant revenues and incurred a cumulative net loss of $8,583,462 through June 30, 2007.  In addition, we had a working capital deficit of $162,549 at June 30, 2007.  These factors contributed to the Company’s inability to continue as a going concern.  On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 NB Inc.

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

Net income from discontinued operations for the six months ended June 30, 2007 was nil as compared to a net income from discontinued operations of $17,076 for the six months ended June 30, 2006.

The following is a summary of the events that were completed in order to complete the divestiture plan:

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

June 30, 2007

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

June 30, 2007

 (in US dollars)

4.

Summary of significant accounting policies

a)

Principles of consolidation

The consolidated financial statements include the accounts of InteliSys Aviation Systems of America Inc., and its wholly-owned subsidiaries:

    •  InteliSys Acquisition, Inc.

    •  InteliSys (Nova Scotia) Co.

    •  CONVERGix, Inc.

    •  InteliSys Aviation Systems Inc

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

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2007

 (in US dollars)

f)

Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128) and SAB No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. In addition, at June 30, 2007 there are 8,244,212 stock options issued and unexercised, which are not part of total of common stock outstanding.

g)   Recent accounting pronouncements

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

Fair Value Measurements. In September 2006, the FASB issued SFAS Statement No.157 (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value according to GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FSAB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact SFAS No. 157 will have on the financial statements of the Company once adopted.

Accounting for Registration Payment Arrangements. In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for

InteliSys Aviation Systems of America Inc.

Notes to the Consolidated Financial Statements

Unaudited

June 30, 2007

 (in US dollars)

g)   Recent accounting pronouncements (continued)

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

5.

Funds Held in trust

On March 6, 2007, of the first installment of $35,000 by Mohamed Juman, as per the conditions set forth in the Promissory Note between Dr. Juman and InteliSys Aviation Systems of America Inc., $10,000 was sent to  David  Lubin & Associates in Trust for operating expenses. Disbursement were made for SEC filing fees and legal fees. The balance of the first installment of the promissory note was sent directly to auditors as partial payment audit fees. On May 11, 2007, we received the second installment of $30,500.

6.

Short Term Loan – Related Party

On March 29, 2007, InteliSys Aviation Systems of America Inc. (the “Registrant”) executed and delivered a Promissory Note in the principal amount of $160,000 to Mohamed Juman (“Lender”) for loans being made to the Registrant as follows: $35,000 lent on March 6, 2007; $30,500 on April 1, 2007; $9,000 on July 1, 2007 and $5,500 on August 1, 2007.  The principal and accrued interest at the rate of 1% above prime interest rate (9.25%) per annum is due and payable on the earlier of September 7, 2007 or a sale or merger of Registrant. The Registrant granted Lender a security interest in all its assets to secure its obligations under the Promissory Note. If there is a default under the Note, the Lender has the option of requiring the Registrant to repay the outstanding principal and accrued interest in preferred shares of the Registrant in an amount of $50,000. The Lender is a shareholder in the Company with a holding of over 5%.

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

Unaudited

June 30, 2007

 (in US dollars)

6.

Short Term Loan – Related Party (continued)

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

7.

Capital stock

At June 30, 2007, the Company is authorized to issue:

1)

10,000,000 shares of preferred stock, par value $0.001 per share.

2)

100,000,000 shares of common stock, par value $0.001 per share.

At June 30, 2007, there are 90,967,531 shares of common stock and 1 share of preferred stock outstanding.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted.  The approximate conversion rate as of June 30, 2007 was CAD $1.00 for USD $.94.

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

In order to continue financing our operations, on March 29, 2007, we executed and delivered a Promissory Note in the principal amount of $160,000 to Mohamed Juman, one of the principal stockholders of the Company, for loans being made as follows: $35,000 lent on March 6, 2007; $30,500 scheduled for April 1, 2007 was made on May 11. 2007; $9,000 on July 1, 2007 and $5,500 on August 1, 2007. The principal and accrued interest at the rate of 1% above prime interest rate per annum is due and payable on the earlier of September 7, 2007 or a sale or merger of Registrant. In connection with said loans, we granted Mr. Juman a security interest in all of our assets. If there is a default under the Note, the lender has the option of requiring us to repay the outstanding principal and accrued interest in preferred shares in an amount of $50,000.

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

Net income from discontinued operations for the three months ended June 30, 2007 was nil as compared to a net loss from discontinued operations of $9,609 for the three months ended June 30, 2006. Net income from discontinued operations for the six months ended June 30, 2007 was nil as compared to a net income from discontinued operations of $17,076 for the six months ended June 30, 2006.

Net loss of $22,764 and $23,484 for the three months ended June 30, 2007 and 2006 were as a result of operating expenses of $22,764 in the three months ended June 30, 2007 and operating expenses of $13,875 in the three months ended June 30, 2006 offset by net loss from Discontinued Operations of $9,609. Net loss of $40,411 and $9,767 for the six months ended June 30, 2007 and 2006 were as a result of operating expenses of $40,411 in the six months ended June 30, 2007 and operating expenses of $26,843 in the six months ended June 30, 2006 offset by Income from Discontinued Operations of $17,076.

Total basic net loss per share for the three and six months ended June 30, 2007 was $.00. Basic net loss per share before discontinued operations in 2006 was ($.00) while basic net income per share from discontinued operations was $0.00 for a total net income per share basic and diluted of $0.00 in 2006.

Liquidity and Capital Resources

On June 30, 2007, we had nil in cash, and a working capital deficit of $162,549.

For the six months ended June 30, 2007, net cash used by continuing operations was $52,332 due mostly to operating expenses for the period.

For the six months ended June 30, 2007, net cash provided by investing activities was nil.

For the six months ended June 30, 2007 net cash provided by financing activities was $65,501 from proceeds from short term note payable.

During the six months ended June 30, 2007 no interest was paid.

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

INTELISYS AVIATION SYSTEMS OF AMERICA INC.

Date: August 19, 2007	By: /s/ Ralph Eisenschmid
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

Date: August 19, 2007	By: /s/ Ralph Eisenschmid Ralph Eisenschmid President, Chief Executive Officer (Principal Executive, Financial, and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Ralph Eisenschmid, President, Chief Executive Officer and Chief Financial Officer, Secretary and Treasurer of InteliSys Aviation Systems of America Inc (the "Company") certifies, under the  standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, the Quarterly Report on Form 10-QSB of the Company for the three months ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 19, 2007

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