Form 10QSB
period 2007-09-30
INTELISYS AVIATION SYSTEMS OF AMERICA INC
filed 2007-11-19
CIK 1091325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2007

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____ to _____

                        Commission File Number: 000-26777

                   INTELISYS AVIATION SYSTEMS OF AMERICA INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  22-3662292
              --------                                  ----------
      (State of incorporation)                    (IRS Employer ID Number)

         815 Bombardier Street, Shediac, New Brunswick, Canada, E4P 1H9
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (506) 532-8515
                           (Issuer's telephone number)
                -------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       YES [ X ] NO [ ]

The company had 90,967,531 shares of common stock par value $.001 per share, outstanding at November 19, 2007.

Transitional Small Business Format                              YES [ X ] NO [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).                 YES [X]  NO [  ]

                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1. Financial Statements                                                  1

    Consolidated Balance Sheets - As of September 30, 2007 (Unaudited) and    2
    December 31, 2006

    Consolidated Statements of Operations -For the three and nine months      3
    ended September 30, 2007 and 2006 (Unaudited)

    Consolidated  Statements of Cash Flows - For the nine months ended
    September 30, 2007 and 2006 (Unaudited)                                   4

    Notes to the Consolidated  Financial Statements -As of and for the
    nine months ended September 30, 2007 (Unaudited)                          5

Item 2. Management's Discussion and Analysis or Plan of Operation            14

Item 3 Controls and Procedures                                               21

PART II                                                                      22

Item 1.  Legal Proceedings                                                   22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3. Defaults Upon Senior Securities                                      23

Item 4. Submission of Matters to a Vote of Security Holders                  23

Item 5. Other Information                                                    23

Item 6. Exhibits                                                             23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                   InteliSys Aviation Systems of America Inc.

                  Consolidated Financial Statements - Unaudited

                               September 30, 2007

                                 (In US dollars)

InteliSys Aviation Systems of America Inc.
Consolidated Balance Sheets - Unaudited
As at September 30, 2007 and December 31, 2006
(in US dollars)

                                                 September 30,    December 31,
                                                     2007            2006
                                                ------------     ------------
Assets

Total Assets                                    $         -      $         -
                                                ------------     ------------

Liabilities and Shareholders' Deficiency
Current liabilities
     Accounts payable                           $   128,552      $    16,053
     Accrued expenses and other liabilities          32,279           92,916
     Short Term Note Payable (Note 5)               160,000                -
                                                ------------     ------------
Total current liabilities                           320,831          108,969


Shareholders' Deficiency
Capital stock (Note 6)                               90,917           90,917
Additional paid in capital (Note 6)               8,336,789        8,336,789
Preferred stock issuable (Note 6)                    12,500           12,500
Accumulated other comprehensive loss                (43,602)          (6,124)
Accumulated deficit                              (8,717,435)      (8,543,051)
                                                ------------     ------------
                                                   (320,831)        (108,969)
                                                ------------     ------------
                                                $         -      $         -
                                                ============     ============


   See accompanying notes to the unaudited consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statements of Operations - Unaudited
For the three and nine months ended September 30, 2007 and 2006
(in US dollars)

                                                          Three              Three              Nine               Nine
                                                         Months             Months            Months             Months
                                                          Ended              Ended             Ended              Ended
                                                  September 30,      September 30,     September 30,      September 30,
                                                           2007               2006              2007               2006
                                                ----------------    ---------------    --------------    ---------------
Operating Expenses                              $      (126,445)    $      (11,974)    $    (166,856)    $      (38,817)

Loss from Discontinued Operations                        (7,528)          (148,079)           (7,528)          (131,003)
                                                ----------------    ---------------    --------------    ---------------
Net loss before income taxes                           (133,973)          (160,053)         (174,384)          (169,820)

Income taxes                                                  -                  -                 -                  -
                                                ----------------    ---------------    --------------    ---------------
Net loss                                        $      (133,973)    $     (160,053)    $    (174,384)    $     (169,820)
                                                ================    ===============    ==============    ===============


Net loss per  share-basic  and diluted  before
discontinued operations (Note 3)                          (0.00)             (0.00)            (0.00)             (0.00)
Discontinued operations (Note 3)                           0.00               0.00              0.00               0.00
                                                ----------------    ---------------    --------------    ---------------
Net loss per share-basic and diluted            $         (0.00)    $         0.00     $       (0.00)    $         0.00
                                                ================    ===============    ==============    ===============

Weighted average number of
shares outstanding - basic and diluted               90,967,531         91,451,047        90,967,531         91,451,047
                                                ================    ===============    ==============    ===============


   See accompanying notes to the unaudited consolidated financial statements.

InteliSys Aviation Systems of America Inc.
Consolidated Statements of Cash Flows - Unaudited
For the nine months ended September 30, 2007 and 2006
 (in US dollars)

                                                                                   2007               2006
                                                                             --------------     -------------
Operating activities
Loss from continuing operations                                              $    (166,856)     $    (38,817)
Adjustments  to reconcile loss from  continuing  operations to net cash used in continuing operating activities:
   Interest charged for consideration of promissory note                            85,000                 -
Changes in non-cash working capital items
   Accounts payable and accrued liabilities                                         51,862           (13,271)
                                                                             --------------     -------------
Net cash used in continuing operating activities                                   (29,994)          (25,546)
                                                                             --------------     -------------

Loss from discontinued operations                                                   (7,528)         (131,003)
Adjustments  to  reconcile  net income (loss) to net cash provided by (used in) discontinued operating activities
Items not affecting cash:
   Depreciation and amortization                                                         -            81,132
   Stock based compensation - employees (Note 4)                                         -            34,500
   Gain from creditor proposal - discontinued operations                                 -            23,062
   Bad debt expense                                                                      -            11,287
   Loss on disposal of fixed assets                                                      -            19,625
Changes in working capital items
   Accounts receivable                                                                   -            65,256
   Prepaid expenses                                                                      -           (15,404)
   Accounts payable and accrued liabilities                                              -           (12,068)
   Deferred revenue                                                                      -            71,386
                                                                             --------------     -------------
Net cash (used in)  provided by  operating  activities  -
 discontinued operations                                                            (7,528)          147,773
                                                                             --------------     -------------
       Net cash provided by (used in) operating activities                         (37,522)          122,227
                                                                             --------------     -------------
Investing activities
   Proceeds for disposition of capital assets                                            -             5,032
   Acquisition of property and equipment - discontinued operations                       -           (72,928)
                                                                             --------------     -------------
      Net cash used in investing activities                                              -           (67,896)
                                                                             --------------     -------------
Financing activities
Proceeds from short term promissory note                                            75,000                 -
Proceeds from long term debt - discontinued operations                                   -           109,334
Net repayment of bank indebtedness - discontinued operations                             -           (58,573)
Repayment of long-term debt - discontinued operations                                    -           (60,560)
                                                                             --------------     -------------
Net cash provided by (used in) financing activities                                 75,000            (9,799)
                                                                             --------------     -------------

Effects of exchange rates on cash                                                  (37,478)           (1,514)
                                                                             --------------     -------------

Net increase in cash                                                                     -            43,018

Cash,  beginning of period                                                               -                 -
                                                                             --------------     -------------
Cash, end of period                                                          $           -      $     43,018
                                                                             ==============     =============
Supplemental cash flow information
   Interest paid                                                             $          -       $     46,430
                                                                             ==============     =============
Non-cash operating, investing and financing activities
   Stock based compensation                                                  $          -       $     34,500
                                                                             ==============     =============


    See accompanying notes to the unaudited consolidated financial statements

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
(in US dollars)

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
 (in US dollars)


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

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") acquired all the assets of the subsidiaries of the Registrant (the "Subsidiaries"). The consideration for such purchase consisted of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes issued by Newco (the "Newco Notes"). Such notes were secured by all the assets of Newco.

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

On May 17, 2007 Shareholders of Special Class B "Exchangeable Shares" in IYSA's wholly owned subsidiary Intelisys Acquisition Inc were exchanged on a one-for-one basis for IYSA common shares. A total of 20,288,333 IYSA common shares were issued.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
 (in US dollars)


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

     The Special Meeting of the stockholders of Intelisys Aviation Systems of America Inc. (the "Company") was held at 815 Bombardier Street, Shediac, New Brunswick, Canada, E4P1H9 on June 20, 2007 at 10:00 a.m. local time pursuant to notice given in accordance with the by-laws of the Company, the applicable rules and regulations of the Delaware General Corporation Law and the Securities and Exchange Commission. The Chair requested that the Secretary report on whether notice had been properly given in accordance with the bylaws. The Secretary reported that the meeting was held pursuant to printed notice mailed on May 21, 2007 to each stockholder of record of the Company as of May 18, 2007, who is entitled to vote. The Chair requested that the Secretary report as to whether a quorum existed. The Secretary reported that the record date for the Meeting had been previously established by the Board as May 18, 2007 (the "Record Date"), and that on the Record Date, an aggregate of 90,967,531 votes (the "Voting Shares") were entitled to be cast by shareholders at the Meeting. The Secretary further reported that the Voting Shares are comprised of 90,967,531 shares of the Company's Common Stock that were issued and outstanding as of the Record Date which are entitled at the Meeting to one vote for each share of Common Stock held on the Record Date; and

     The Secretary then reported that 59,755,906 Voting Shares of the Company were represented at the Meeting in person or by proxy, which shares constituted 65.69% of the issued and outstanding Voting Shares. The Secretary then declared that a quorum was present and that the meeting was duly constituted and should proceed.

     57,822,757 Voting Shares, representing 63.56% of the issued and outstanding share capital of the Company, voted to approve the resolution set forth below, and 1,841,514 Voting Shares, representing 2.02% of the issued and outstanding share capital, voted against the resolution set forth below: Accordingly, the following resolution is hereby approved:

     "RESOLVED, that the Board is granted discretionary authority to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each ten pre-consolidation shares to occur at some time within twelve months of the date of the meeting, with the exact amount and time of the reverse split to be determined by the Board of Directors."

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
 (in US dollars)

1.       Description of business (continued)

Basis of presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated statements include the accounts of Intelisys Aviations Systems of America Inc. All significant inter-company balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto contained on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

2.      Ability to continue operations

The Company was formerly a provider of commercial reservation systems and integrated software solutions for low fare, regional, and mid-sized airlines. Since inception, we have had insignificant revenues and incurred a cumulative net loss of $8,717,435 through September 30, 2007. In addition, we had a working capital deficit of $320,831 at September 30, 2007. These factors contributed to the Company's inability to continue as a going concern. On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 NB Inc.

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

Net income from discontinued operations for the nine months ended September 30, 2007 was $7,528 as compared to a net loss from discontinued operations of $131,003 for the nine months ended September 30, 2006.

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
 (in US dollars)

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

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") acquired all the assets of the subsidiaries of the Registrant (the "Subsidiaries"). The consideration for such purchase consisted of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes issued by Newco (the "Newco Notes"). Such notes were secured by all the assets of Newco.

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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
 (in US dollars)



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

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
 (in US dollars)

4.       Summary of significant accounting policies (continued)

f)       Loss per share

The Company computes net earnings (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128) and SAB No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Net earnings (loss) per share on a diluted basis is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. In addition, at September 30, 2007 there are 2,286,854 stock options issued and unexercised, which are not part of total of common stock outstanding.

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

Fair Value Measurements. In September 2006, the FASB issued SFAS Statement No.157 ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value according to GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FSAB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact SFAS No. 157 will have on the financial statements of the Company once adopted.

Accounting for Registration Payment Arrangements. In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
 (in US dollars)

4.       Summary of significant accounting policies (continued)

g)       Recent accounting pronouncements (continued)

No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

5.       Short Term Loan - Related Party

On March 29, 2007, InteliSys Aviation Systems of America Inc. (the "Registrant") executed and delivered a Promissory Note in the principal amount of $160,000 to Mohamed Juman ("Lender"). The loan was structured for the Registrant to receive $80,000 and for the remaining balance of $80,000 to be accounted for as a fee for obtaining the loan, resulting in net proceeds of $80,000. Loan scheduled to be made to the Registrant are as follows: $35,000 to be lent on March 6, 2007; $30,500 to be lent on April 1, 2007; $9,000 to be lent on July 1, 2007 and $5,500 to be lent on August 1, 2007. The principal of $160,000 and accrued interest at the rate of 1% above prime interest rate (9.25%) per annum is due and payable on the earlier of September 7, 2007, or upon the sale or merger of the Registrant. The Registrant granted the Lender a security interest in all its assets to secure its obligations under the Promissory Note. If there is a default under the Note, the Lender has the option of requiring the Registrant to repay the outstanding principal and accrued interest in preferred shares of the Registrant in an amount of $50,000. The Lender is a shareholder in the Company with a holding of over 5%.

The Lender made three payments under the above loan as follows: On March 6, 2007 a first installment for $35,000, on May 11, 2007 the second installment of $30,500, and on August 15, 2007 a third installment of $9,500, for a total of $75,000 in installments. Of the first installment the Registrant sent $10,000 to David Lubin & Associates in Trust for operating expenses such as SEC filing fees and legal fees. The balance of the first installment of the promissory note was sent directly to auditors as partial payment for audit fees. The second installment and third installments were all sent to auditors for payment of audit fees. The Company, opted to record the $75,000 loan payable received for $160,000, despite having only received $75,000 of the required $80,000. Per management, they have not pursued the additional $5,000 due to cost involved in recovery for such amount.

InteliSys Aviation Systems of America Inc.
Notes to the Consolidated Financial Statements
Unaudited
September 30, 2007
 (in US dollars)

5.       Short Term Loan - Related Party (continued)

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



6.       Capital stock

At September 30, 2007, the Company is authorized to issue:

1)  10,000,000 shares of preferred stock, par value $0.001 per share.
2)  100,000,000 shares of common stock, par value $0.001 per share.

At September 30, 2007, there are 90,967,531 shares of common stock and 1 share of preferred stock outstanding.

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

All dollar amounts reported herein are in United States dollars unless otherwise noted. The approximate conversion rate as of September 30, 2007 was CAD $1.00 for USD $1.00.

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

On October 4, 2006, the proposal submitted by us and the proposal submitted by our subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada were approved by the Court. Pursuant to such proposal, a new company consisting of our existing employees and a group of new equity investors ("Newco") will acquire all the assets of our subsidiaries (the "Subsidiaries"). Jock English, Chief Operating Officer of our Company, will be the Chief Executive Officer and President of Newco. The consideration for such purchase will consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the "Newco Notes"). Such notes will be secured by all the assets of Newco. In addition, the beneficial ownership of Newco held by certain of the current employees of the Subsidiaries is irrevocably transferred to the holders of the Notes if the intellectual property of Newco is sold, there is a sale of more than 51% of the initial common shares of Newco or the initiation of any process to take Newco public within 3 years of the Court Order. If the Newco Notes are in default, the 3-year period becomes extended to 5 years.

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

In order to continue financing our operations, on March 29, 2007, we executed and delivered a Promissory Note in the principal amount of $160,000 to Mohamed Juman, one of the principal stockholders of the Company, for scheduled loans being made as follows: $35,000 lent on March 6, 2007; $30,500 scheduled for April 1, 2007 was made on May 11. 2007; $9,000 scheduled for July 1, 2007 and $5,500 for August 1, 2007 of which $9,500 was made on August 15, 2007. The loan was structured for the Company to receive $80,000 and for the remaining balance of $80,000 to be accounted for as a fee for obtaining the loan, resulting in net proceeds of $80,000. The Company only received $75,000 of the required $80,000 in cash payments. The original fee of $80,000 was increased to $85,000 due to the non-recipt of $5,000. Management has opted not to pursue the remaining $5,000 due to the cost involved in recovering such amount. The principal and accrued interest at the rate of 1% above prime interest rate per annum is due and payable on the earlier of September 7, 2007 or a sale or merger of Registrant. In connection with said loans, we granted Mr. Juman a security interest in all of our assets. If there is a default under the Note, the lender has the option of requiring us to repay the outstanding principal and accrued interest in preferred shares in an amount of $50,000.

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

Net loss from discontinued operations for the three months ended September 30, 2007 was $7,528 as compared to a net loss from discontinued operations of $148,079 for the three months ended September 30, 2006. Net loss from discontinued operations for the nine months ended September 30, 2007 was $7,528 as compared to a net loss from discontinued operations of $131,003 for the nine months ended September 30, 2006.

Net loss of $133,973 and $160,053 for the three months ended September 30, 2007 and 2006 were as a result of operating expenses of $126,445 in the three months ended September 30, 2007 and a loss from discontinued operations of $7,528 and operating expenses of $11,974 in the three months ended September 30, 2006 and a net loss from discontinued operations of $148,079. Net loss of $174,384 and $169,820 for the nine months ended September 30, 2007 and 2006 were as a result of operating expenses of $166,856 and a loss from discontinued operation of $7,528 in the nine months ended September 30, 2007 and operating expenses of $38,817 in the nine months ended September 30, 2006 and loss from discontinued operations of $131,003.

Total basic net loss per share for the three and nine months ended September 30, 2007 was $.00. Basic net loss per share before discontinued operations in 2006 was ($.00) while basic net income per share from discontinued operations was $0.00 for a total net income per share basic and diluted of $0.00 in 2006.

Liquidity and Capital Resources

On September 30, 2007, we had nil in cash, and a working capital deficit of $320,831.

For the nine months ended September 30, 2007, net cash used in continuing operations was $37,522 due mostly to operating expenses for the period. Net cash used in operating activities from discontinued operations was $7,528 due to creditor settlements.

For the nine months ended September 30, 2007, net cash provided by investing activities was nil.

For the nine months ended September 30, 2007 net cash provided by financing activities was $75,000 from proceeds from short term note payable.

During the nine months ended September 30, 2007 no interest was paid.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

o evaluated the effectiveness of the issuer's disclosure controls and procedures as of the quarter ended September 30, 2007 (the "Evaluation Date").

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

Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our third fiscal quarter for the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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




                   INTELISYS AVIATION SYSTEMS OF AMERICA INC.



Date: November 19, 2007          By: /s/ Ralph Eisenschmid
                                     ---------------------
                                         Ralph Eisenschmid
                                         President, Chief Executive Officer and
                                         Chief Financial Officer
                                        (Principal Executive, Financial, and
                                         Accounting Officer)