Form 10KSB
period 2007-12-31
CHINA YIDA HOLDING, CO.
filed 2008-03-27
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-26777

China Yida Holding, Co.
(Name of small business issuer in its charter)

DELAWARE	22-3662292
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

RM 1302-3 13/F, Crocodile House II 55 Connaught Road Central, Hong Kong
(Address of principal executive offices)	(Zip Code)

86-591-28308388
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2007: $14,577,765

Number of shares of the registrant’s common stock outstanding as of March 23, 2008 was: 68,084,487

Transitional Small Business Disclosure Format:  Yes ☐  No ☒

i

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

We were originally incorporated on June 4, 1999 as Apta Holdings, Inc. (“Apta”) in the State of Delaware.  Apta was a wholly owned subsidiary of ARCA Corp. and Apta subsequently acquired all of ARCA’s assets and liabilities as part of ARCA’s merger with another company.

On November 22, 2002, Apta entered into a Share Exchange Agreement with Convergix, Inc. whereby Apta acquired all of the shares of Convergix in exchange for issuing 25,000,000 shares of Apta to the shareholders of Convergix, Inc.  Pursuant to this Share Exchange Agreement, the control of Apta changed and Ralph Eisenschmid, Jock English and Malcolm Little became the new directors of Apta.  As part of the Share Exchange Agreement, Apta changed its name to InteliSys Aviation Systems of America, Inc.(“InteliSys”) to better reflect its business.  This name change was filed with the State of Delaware on July 21, 2003.  In addition, Apta increased its authorized shares to 50,000,000 as evidenced by the Amendment filed with the State of Delaware on December 5, 2003.

Prior to June 29, 2006, InteliSys was a provider of integrated software solutions for regional, mid-sized airlines and fleet operators.

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

On October 4, 2006, the proposal submitted by us and the proposal submitted by our subsidiaries in the Court of Queen’s Bench of the Province of New Brunswick, Canada were approved by the Court. Pursuant to such proposal, a new company consisting of our existing employees and a group of new equity investors (“Newco”) would acquire all the assets of our subsidiaries (the “Subsidiaries”). Jock English, Chief Operating Officer of our Company, would be the Chief Executive Officer and President of Newco. The consideration for such purchase would consist of $200,000 CDN in cash and $250,000 CDN in 3-year 8% notes to be issued by Newco (the “Newco Notes”).  Such notes would be secured by all the assets of Newco.  In addition, the beneficial ownership of Newco would be held by certain of the current employees of the Subsidiaries and irrevocably transferred to the holders of the Notes if the intellectual property of Newco was ever sold, there would be a sale of more than 51% of the initial common shares of Newco or the initiation of any process to take Newco public within 3 years of the Court Order. If the Newco Notes were in default, the 3-year period would be extended to 5 years.

In accordance with the terms of the proposal, the secured claims of the creditors of the Subsidiaries were assumed by Newco. The unsecured claims of our creditors received $1,250 CDN within two months of court approval of the proposal.  After the payment of fees and any taxes owed pursuant to the Income Tax Act (Canada), the Class A Unsecured Creditors of the Subsidiaries received $150 CDN in cash for each claim, the balance of cash from the sale of assets after payment to secured creditors and the balance thereof by having their respective proportion share of the Newco Notes.  We, as the Class B Creditor, did not receive any cash or Newco notes from the sale of the subsidiaries.  The Class C creditors (the employees of the subsidiaries) received $50,000 CDN in Newco notes which were distributed on a prorata basis.

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

Since November 17, 2006, we did not have any operations or revenues and had decided to attempt to acquire other assets or business operations that will maximize shareholder value.

BUSINESS DEVELOPMENT OF KEENWAY

Overview

Keenway Limited is a company incorporated under the laws of Cayman Islands and owns 100% of the issued and outstanding capital stock of Hong Kong Yi Tat International Investment Limited, a limited company incorporated under the laws of Hong Kong Special Administration Region (“Yi Tat”).  Yi Tat owns 100% of the issued and outstanding capital stock of Fujian Jintai Tourism Development, a company formed under the laws of the PRC (“Fujian Jintai,” collectively, referred to herein as “Keenway” or the “Company”).

Business

Our operations are headquartered in China.  We are a profitable, mid-sized Chinese company that focuses primarily on two industries:

1)	tourism; and
2)	mass media.

Fujian Jintai Tourism Industrial Development Co., Ltd. (“Fujian Jintai”) is an entity that was established on October 29, 2001, and is domiciled at Floor 4, 1, Helping Street, Taining County, Fujian Province.  Its primary business relates to tourism and, specifically, tourism at the Great Golden Lake.  The company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications.

Fujian Jintai owns 100% of Fuzhou Hongda Commercial Services Co., Ltd. (“Hongda”) which was incorporated on July 6, 2007 under the laws of the PRC and is located in Fuzhou City.  Hongda’s wholly owned subsidiary is Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) which is an entity established on July 31, 2007 with its primary place of business at , No. 5 Xian Fu Road, Zhang Cheng Town, Yongtai County, China.

Fujian FETV Media Co., Ltd. is the entity that concentrates on the mass media portion of the business and was established on October 9, 2004 and is domiciled in Wangjiang Tower, 18, Longgu Holiday Inn, Langqi Economic Zone, Fuzhou City.  Its primary business is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

These three businesses of the Company provide it with a unique opportunity to integrate industries that are at the forefront of Chinese growth.  The Company’s business plan focuses around the combination of tourism and mass media and creating growth through the use of relationships established by the Company.

History and Corporate Organization

Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd.  Its registration number is CR-187088, and its registered address of Scotia Centre, 4th Floor, P. O. Box 2804, George Town, Grand, Cayman, KY1-1112, Cayman Islands.

Mr. CHEN Minhua and Ms. FAN Yanling, his spouse, were majority shareholders of Keenway, prior to the Merger.

Merger and Revised Ownership Structure

The chart below depicts the corporate structure of the Registrant as of the date of this 8-K.  As depicted below, pursuant to the Merger, the Registrant owns 100% of the capital stock of Keenway Limited.  Keenway Limited, incorporated in the Cayman Islands, owns 100% of Hong Kong Yi Tat International Investment Co., Ltd., a company organized in Hong Kong.  Hong Kong Yi Tat International Investment Co., Ltd. wholly owns Fujian Tourism Developments Co., Ltd. and has a contractual relationship for services with Fujian Jiaoguang Media Co., Ltd. (collectively, these entities shall be referred to as the “Keenway Companies”).

THE MERGER

On November 19, 2007, Chen Minhua, Fan Yanling, Extra Profit International Limited, Luck Glory International Limited, and Zhang Xinchen (collectively, the Keenway Shareholders”), Keenway Limited, Hong Kong Yi Tat and we entered into a definitive Share Exchange Agreement (“Exchange Agreement”) which resulted in Keenway becoming our wholly owned subsidiary (the “Merger”).  The Merger was accomplished by means of a share exchange in which the Keenway Shareholders exchanged all of their stock in Keenway for the transfer and additional issuance of our common stock.  Under the terms of the Exchange Agreement and as a result of the Merger:

•	Keenway became our wholly owned subsidiary;
•
In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which was transferred from certain InteliSys Shareholders;

•	Immediately following the closing of the Merger, the Keenway Shareholders own approximately 94.5% of our issued and outstanding shares on a fully diluted basis.

This transaction closed on November 19, 2007.

PRINCIPAL PRODUCTS

The Company is principally in the services business and does not produce or manufacture any products.  Its major source of income is from services provided at tourist destinations and advertisement revenue.

MARKETING AND DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

The Company operates two wholly owned subsidiaries, Fujian Jintai Tourism Development Co. and Fujian Jiaoguang Media Co.

Fujian Jintai Tourism Development Co., Ltd

The marketing strategy has two major promotional elements. The first is promoting the unique brand and scenic location through traditional advertisement mediums.  These traditional channels include television, radio and print media.  To cut costs, the Company has implemented a cost minimization plan whereby the majority of the media advertisement and promotion of the tourist destination is done through Fujian Jintai Tourism Development Co.'s sister company and TV media content provider, Fujian Jiaoguang Media Co.  This cost minimization plan allows Fujian Jintai Tourism Development Co. to reduce its cost of advertising while maintaining a relatively high degree of exposure through Fujian Jiaoguang Media Co. and increasing consumer awareness within Fujian province.

The second element of the Company's tourist marketing effort is promotion of the scenic destinations through the attainment of nationally and internationally recognized merits of scenic achievement.  To this end, the Fujian Jintai Tourism Development Co.’s park has recently received the designation of World Geological Park from the UN and ranked in China’s Top 10 Most Appealing Destinations and Top 50 Places for Foreigners to Visit.  By achieving this high degree of recognition, the destination becomes visible on a massive scale increasing the draw of tourists from a provincial to an international level.  The goal is to significantly increase the daily visitation rate through attainment of significant merit.

Each element of the marketing strategy has been developed in order to increase the international consumer awareness of the Company's tourist destinations, to reduce the associated costs of such awareness and to ultimately increase the usage rate and revenues of the park.

Because the tourist destination is a static product/service, its distribution mainly consists of the promotional strategies described in the paragraphs above. The services are promoted and distributed through traditional forms of advertising media.  Information and marketing materials regarding the park services are distributed on site.

Fujian Jiaoguang Media Co., Ltd

The marketing efforts of Fujian Jiaoguang Media Co. can also be split into two categories.  The Company acts as a content provider and also offers advertising services to third party advertisers.  Each element of its marketing strategy corresponds with one of these two functions.

Content Provider: As a provider of television programming and content, the Company markets its products/services mainly through self promotion of programming on its television station, Fujian Education Television or “FETV.”  By promoting its own content, Fujian Jiaoguang Media Co. can increase consumer awareness of its programming. The goal of promoting its programming is to increase its daily viewing rates and in turn increase the fees it can charge to third party advertisers.

Advertising Services: The revenues of Fujian Jiaoguang Media Co. are mainly produced by the fees it collects for distributing third party advertising content on its television station.  The company markets and promotes itself through two avenues. The first element of promotion is achieved through increasing coverage and watch ratios and the second is through strategic partnerships with other media content providers.  By achieving high rankings in China's television statistics, the Company becomes better known by potential advertising clients.  Fujian Jiaoguang Media Co. recently achieved a 92% coverage ration within Fujian Province.  With such a high degree of coverage, advertisers are willing to pay more for the Company’s services.  The Company also engages in strategic partnerships with other content providers by which they share and promote each others advertising client base to one another.  Oftentimes, the referring content provider will receive a finder's fee for introducing the Company to qualified advertising clients.  Fujian Jiaoguang Media Co. has entered into strategic partnerships with several other media content providers in order to increase its exposure to potential advertisers.

In addition to the above mentioned marketing strategies, the Company also utilizes the resources of its sister company Fujian Jintai Tourism Development Co. to promote its content provider services.  To minimize associated costs of traditional marketing efforts, Fujian Jiaoguang Media Co. advertises its programming throughout Fujian Jintai Tourism Development Co.'s scenic destinations.  This avenue allows low cost advertising for the Company.

Fujian Jiaoguang Media Co.'s products/services are distributed through its television station.  All program content and advertising content is distributed solely through its Fujian Education Television station.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS/SERVICES

We expect that our company will grow over the next few years.  Currently, we own and operate the Great Golden Lake which is a tourist destination in Fujian Province.  The Company expects to acquire at least one other tourist destination during the next few months.  In addition, the Company intends to acquire an educational based television station in China.  These acquisitions will generate growth for the Company and help the Company establish itself in these industries.

INDUSTRY AND COMPETITIVE FACTORS

Both the tourism industry and the mass media advertising industries are experiencing significant growth in China.  New competitors are entering these industries at a record pace.  Competition is increasing and it is beginning to become difficult to gain market share and grow.  As tourism increases in China, more companies will begin to emerge and try to gain market share from the already established businesses.  There are, however, certain factors that we believe will be critical for our growth:

•	Capitalize on the rapidly growing Chinese tourism market by getting exposure to and name recognition at the most frequented tourist destinations;

•	Capture market share by offering services to tourists that are of exceptional quality and engage our clients and provide excellent customer support; and

•	Offer services at an attractive rate to appeal to the widest range of individuals.

OUR INTELLECTUAL PROPERTY

The Company does not nor does it intend to own any patents or have any of its products or services patented.  The Company has, however, obtained a trademark and the exclusive use permission for “Great Golden Lake.”   This trademark has been filed with Taining County State-owned Assets Investment Operation Co., Ltd.

In the future, we intend to acquire other trademarks from companies that we acquire or file trademarks or patents in order to protect our intellectual property.

RESEARCH AND DEVELOPMENT ACTIVITIES DURING THE PRIOR TWO FISCAL YEARS

The Keenway Companies are involved in the tourist industry and mass media markets and, as such, do not have significant research and development activities.  Any research and/or development that the Company worked on over the prior two fiscal years has been in connection with analyzing market trends and methods of increasing its tourist activity.  The Company did not spend significant money or resources on research and development during the prior two fiscal years.

COMPLIANCE WITH ENVIRONMENTAL LAW

We comply with the Environmental Protection Law of PRC as well as applicable local regulations. In addition to statutory and regulatory compliance, we actively ensure the environmental sustainability of our operations. Penalties would be levied upon us if we fail to adhere to and maintain certain standards. Such failure has not occurred in the past, and we generally do not anticipate that it will occur in the future, but no assurance can be given in this regard.

EMPLOYEES

As of December 31, 2007, we had approximately 285 full-time employees, including 11 senior managers.  The majority of our workforce is comprised of:

Fujian Jintai Tourism Development Co., Ltd:

			Gender		Age of current employee					Educational level of employee					Management level			Employee catagory
#	Department	Total No. of employees	M	F	Under 25	26-35	36-45	46-55	Over 56	High School or	2 year college	college	Professional	Master or above	Executive	Management	Non-Management	Full-Time	Part-Time	Temp	Other
1	Company Management	8	7	1		4	3	1				3	3	2	5	3		8

2	Office	8	6	2	2	4	1	1		2	2	2	2			2	6	8

3	Finance Department	14	1	13	4	3	6	1		7	5	2				3	11	14

4	HR Department	2	1	1		1		1				2				1	1	2

5	Quality Control Department	8	4	4	3	2	3				1	2	1			3	5	8

6	Marketing Department	8	5	3	2	3	3			3	4	3	2				8	8

7	Shanqing Stream Ngmt Dept.	174	169	5	17	57	75	23	2	163	10	1				8	166	139	35

8	Golden Lake Site Mgmt	18	9	9	7	7	4			4	11	3				5	13	18

9	Customer Service	4		4		3	1			1	3					1	3	4

10	Facilities Dept.	1	1				1			1						1		1

	Total	245	203	42	35	84	97	27	2	181	36	18	8	2	5	27	213	210	35

Fujian Jiaoguang Media Co., Ltd:

			Gender		Age of current employee					Educational level of employee					Management level			Employee catagory
#	Department	Total No. of employees	M	F	Under 25	26-35	36-45	46-55	Over 56	High School or	2 year college	Professional Certification	Bachelor	Master or above	Executive	Management	Non-Management	Full-Time	Part-Time	Temp	Other
1	Company Management	5	4	1		2	1	2				1	2	2	5			5
2	Business Department	10	5	5	4	5	1			1	2	5	2			2	8	10
3	Promotion/Sales Dept	9	5	4	5	4						4	5			2	7	9
4	Editing Dept	4	1	3	2	1	1				2	2				1	3	4
5	Finance Dept	4	2	2		3		1			1	2	1		1	1	2	4
6	Administrative Department	8	3	5	3	4		1		2	1	3	2			3	5	8
	Total	40	20	20	14	19	3	4	0	3	6	17	12	2	6	9	25	40	0	0	0

ITEM 2.    DESCRIPTION OF PROPERTY

We currently have one tourist destination which is known as “the Great Golden Lake.”  It is located between the cities Sanming and Nanping of Fujian Province and Fuzhou of Jianxi Province.  This property consists of 5 scenic areas: (1) Golden Lake; (2) Shangqing River; (3) Zhuanyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.  The entire property covers more than 230 kilometers.

In February of 2005, the United Nations Educational, Scientific, and Cultural Organization named the Great Golden Lake as the core spot at the Taining World Geology Park and is behind only the Wuyi Mountain as Fujian Province’s best tourist attractions.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2007, in accordance with a vote of the majority of shareholders of the Company without convening a meeting and a vote of the Company’s Board of Directors, the Company was authorized to enter into the Share Exchange Agreement with Keenway Limited and its shareholders.  Accordingly, the shareholders authorized the Company to effectuate the 10 for 1 reverse stock split and issue 94.5% of the Company’s outstanding stock to Keenway Limited and its shareholders.

On November 19, 2007, in accordance with a vote of the majority of shareholders of the Company without convening a meeting and a vote of the Company’s Board of Directors, the Company was authorized to change its name to China Yida Holding, Co.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IYSA.OB" since 1999.  In December 2007, the symbol changed to “IAVA.OB” pursuant to a 10 for 1 reverse split.  Since the end of the 2007 fiscal year and in February 2007, we effectuated another 10 for 1 reverse stock split and changed our name to China Yida Holding, Co. as a result of the reverse merger that closed on November 17, 2007.  Accordingly, our symbol was changed to “CYID.OB.”  The following table sets forth the range of quarterly high and sales prices of the common stock as reported on March 24, 2008 for the periods indicated:

Price Information*
Financial Quarter Ended	High	Low
March 31, 2006	4.40	1.40
June 30, 2006	4.00	1.00
September 30, 2006	1.50	0.80
December 31, 2006	1.20	0.32

March 31, 2007	0.45	0.31
June 30, 2007	0.25	1.60
September 30, 2007	0.35	0.10
December 31, 2007	4.60	0.10

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. All prices quoted above are adjusted according to the 10 for 1 reverse split that occurred in November 2007 and the subsequent 10 for 1 reverse split that occurred in February 2008.

The source of the high and low sales price information is Nasdaq.com.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of December 31, 2007, 99,999,547 shares of common stock are issued and outstanding.  There are approximately 483 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On November 19, 2007, we issued 90,903,246 shares of our Common Stock to individuals and entities as designated by Keenway in exchange for 100% of the outstanding shares of Keenway pursuant to the terms of a Share Exchange Agreement.  Such securities were not registered under the Securities Act of 1933.  The issuance of these shares was exempt from registration, in part pursuant to Regulation S and Regulation D under the Securities Act of 1933 and in part pursuant to Section 4(2) of the Securities Act of 1933.  We made this determination based on the representations of the entities designated by Keenway which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities designated by Keenway understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On February 29, 2008, we issued shares of our common stock to certain individuals and entities listed below pursuant to the terms of the Share Exchange Agreement entered into on November 19, 2007.  Specifically, we issued a total of 44,751,046 shares of common stock to certain entities as follows:

Shareholder	Number of Shares
Chairman Chen Minhua	18,525,131 shares
Fan Yanling	18,525,131 shares
Extra Profit International Limited	2,038,442 shares
Luck Glory International Limited	2,038,442 shares
Zhang Xinchen	1,811,950 shares
E-Tech International, Inc.	1,811,950 shares

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’). These shares of our Common Stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a ‘public offering’ as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a ‘public offering.’ Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On March 7, 2008, the Company entered into a Financing transaction with Pope Investments II LLC, an accredited investor, and certain other accredited investors.  Pursuant to the Financing Documents, we sold units of securities that consisted of an aggregate of 13,333,334 shares of common stock and warrants exercisable into 6,666,667 shares of common stock for a total purchase price of $14,000,000.  The purchase price of one unit was $1.05.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’).

Equity Compensation Plan Information

The following table sets forth certain information as of March 23, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. Because we have not generated significant revenues, we intend to report our plan of operation below.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Our Business

Through Keenway’s subsidiaries and certain commercial and contractual arrangements with other Chinese companies, we operate tourism and mass media companies in China.  We mainly operate in Fujian Province.  Our tourism business is beginning to flourish and we provide operational and management support for tourist attractions in China.  Another part of our business revolves around television media and advertising through TV.  Since 2004, our company has operated tourist sites and worked with tourist attractions to provide advertising through television ads and other marketing campaigns.  One of our biggest attractions is the Great Golden Lake Tourist Attraction which is a scenic area hidden in a deep mountain that consists of a world-class geological park.  We have been able to help them increase tourist volume from 50,000 people in 2004 to 216,000 in 2006.  Its annual operational revenue has also grown from $523,200 US in 2004 to $2,560,400 US in 2006.

We also run a television station, FETV, which is currently the fourth most viewed among the 11 provincial medias in Fujian Province.  The networks annual ad income has increased in the past two years from $1 million in 2004 (when we took it over) to over $7,651,441 in 2006.

Principal Factors Affecting our Financial Performance

We believe that the following factors affect our financial performance:

o	Growth of Tourism and Mass Media in China

China’s tourism market is growing at a record breaking pace with no signs of a slowdown.  According to predictions made by the World Trade Organization, China will become the second largest tourist destination by 2010, and will become the most popular tourist destination by 2020.  According to these predictions and the Company’s own estimates, the Company expects to see unprecedented growth over the next 12 months.  In addition, we expect to see similar growth in the mass media market.  Over the past few years, the Chinese mass media industry has sustained a growth rate of 25%.  The Company views the Chinese mass media industry as still in its infancy and will continue to grow due to Chinese emerging status as a global leader.

o	PRC Regulations Promoting Tourism

The tourism industry in China is highly regulated by the PRC government.  However, after China granted the WTO access, China has been relaxing its regulations and the tourism industry in China is expanding rapidly and consists of almost 34% of the total tourism in the Asia-Pacific region.  In addition, with the Olympics being held in Beijing in 2008, China is expected to relax its regulations even more.  The Olympics will also promote tourism in China and encourage foreigners to visit which in turn will allow the Company to grow.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

Fiscal year ended December 31, 2007 Compared to fiscal year ended December 31, 2007
	DECEMBER 31，
	2007	2006
Net revenue
Advertisement	$12,246,964	$7,651,441
Tourism	2,330,801	2,560,392
Total	14,577,765	10,211,833

Cost of revenue
Advertisement	2,000,684	2,205,646
Tourism	70,726	78,782
Total	(2,071,409)	(2,284,428)

Gross profit	12,506,356	7,927,405

Operating expenses
Selling expenses	973,459	765,118
Operating and administrative expenses	2,622,417	1,075,194
Total operating expenses	3,595,876	1,840,312
Income from operations	8,910,480	6,087,093

Other (income) expense
Other income - donation income	(2,437,333)	-
Other expenses	8,869	19,801
Interest expense	221,058	250,240
Interest income	(1,775)	(2,347)
Finance expense	4,742	2,763

Total other (income) expense	(2,204,440)	270,457
Income before income taxes	11,114,920	5,816,636
Provision for income taxes	136,770	-
Net income	10,978,150	5,816,636
Other comprehensive income
Foreign currency translation gain (loss)	961,760	92,640

Comprehensive income	$11,939,910	$5,909,276
Basic and diluted weighted average shares outstanding	94,458,588	81,606,305
Basic and diluted net earnings per share	$0.12	$0.07

Net Revenue:

Net revenue increased by US$5,161,514, or 88.7%, from US$5,816,636 in the fiscal year ended December 31, 2006 to US$10,978,150 in the fiscal year ended December 31, 2007.

Cost of revenue:

Cost of revenue decreased by US$213,019, or 9.3%, from US$2,284,428 in the fiscal year ended December 31, 2006 to US$2,071,409 in the fiscal year ended December 31, 2007.

Gross profit:

Gross profit increased by US$4,578,951, or 57.76%, from US$7,927,405 in the fiscal year ended December 31, 2006 to US$12,506,356 in the fiscal year ended December 31, 2007 mainly due to the increase in advertisement revenue and tourism revenue.

Operating Expenses:

Operating expenses were US$1,840,312 in the fiscal year ended December 31, 2006, compared to US$3,595,876 in the fiscal year ended December 31, 2007.  This represents an increase of US$1,755,564, or 95%, primarily due to a large increase in operations and significant business growth.

Income from Operations:

Operating profit was US$6,087,093 in the fiscal year ended December 31, 2006 and US$8,910,480 in the fiscal year ended December 31, 2007.  The increase of US$2,823,387, or 46%, was primarily the result of increased gross profit.

Net Income:

Net income was US$5,816,636 in the fiscal year ended December 31, 2006, compared to US$10,978,150 in the fiscal year ended December 31, 2007, an increase of US$5,161,514, or 88.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.  In addition, in February 2008, we completed a $14 million financing and we intend to use the proceeds to expand our operations and improve the “Great Golden Lake” and increase the number of visitors we can attract to the destination. In 2008, we intend to continue to work to expand our tourism services and mass media outlets, including the acquisition of a provincial-level education TV station.  We expect the increased tourism in China because of the Olympic Games to positively effect the number of visitors we can attract to our tourist destinations.

To the extent we are successful in rolling out our advertising campaign programs, identifying potential acquisition targets and negotiating the terms of such acquisition, and the purchase price includes a cash component, we plan to use our working capital and the proceeds of any financing to finance such acquisition costs.  Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

2008 – 2009 Outlook

Over the course of the next few years, we intend to grow and expand our tourism and mass media marketing businesses.  We expect to acquire additional tourist areas that will enhance our reputation as a world-class company that develops and manages tourist attractions.  These acquisitions will be financed either through revenues of the Company or by financings and sales of the Company’s stock or other securities.  In addition, the Company expects to roll out a “chain” travel agency that attracts many Chinese tourists, both foreigners and Chinese natives exploring other Chinese cities, and will link each of its tourist attractions and self-promote each attraction.  This will be accomplished by offering tours of multiple tourist attractions and travel between these tourist attractions.

With respect to the mass media, we expect to grow by acquiring another operating television network.  We will be looking to acquire a provincial-level educational TV station.

PLAN OF OPERATIONS

Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2007, we had approximately $726,631 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. The majority of our revenues derived and expenses and liabilities incurred are in Renminbi (the currency of the PRC). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currency of Renminbi.  We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions.  However, we may choose to do so in the future.  We may not be able to do this successfully.  Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.  The effect of foreign exchange rate fluctuation during the year ended December 31, 2006 was not material to us.

ITEM 7.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Yida Holding Co. and subsidiaries

We have audited the accompanying consolidated balance sheet of China Yida Holding Co. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the two year periods ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding Co. and Subsidiaries as of December 31, 2007, and the consolidated income statements and their consolidated cash flows for the two year periods ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2008

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$726,631
Accounts receivable	21,965
Other receivables, net	36,532
Amount due from related party	351,450
Prepayments	24,173
Total current assets	1,160,751

Property, plant and equipment, net	8,184,546

Construction in progress, net	278,803

Intangible assets, net	3,956,885

Advances	9,459,052

Total assets	$23,040,037

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$170,226
Other payable	449,507
Unearned revenue	135,945
Accrued payroll	70,762
Tax payables	1,626,099
Loan payable, short term	1,919,228
Total current liabilities	4,371,767

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 0 shares issued and outstanding, par value $0.001 per share)	-
Common stock (100,000,000 shares authorized and 99,999,547 issued and outstanding, par value $0.001 per share)	100,000
Additional paid in capital	8,501,847
Accumulated other comprehensive income	1,004,344
Retained earning	9,062,079

Total stockholders' equity	18,668,270

Total liabilities and stockholders' equity	$23,040,037

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	DECEMBER 31，
	2007	2006
Net revenue
Advertisement	$12,246,964	$7,651,441
Tourism	2,330,801	2,560,392
Total	14,577,765	10,211,833

Cost of revenue
Advertisement	2,000,684	2,205,646
Tourism	70,726	78,782
Total	(2,071,409)	(2,284,428)

Gross profit	12,506,356	7,927,405

Operating expenses
Selling expenses	973,459	765,118
Operating and administrative expenses	2,622,417	1,075,194
Total operating expenses	3,595,876	1,840,312
Income from operations	8,910,480	6,087,093

Other (income) expense
Other income - donation income	(2,437,333)	-
Other expenses	8,869	19,801
Interest expense	221,058	250,240
Interest income	(1,775)	(2,347)
Finance expense	4,742	2,763

Total other (income) expense	(2,204,440)	270,457
Income before income taxes	11,114,920	5,816,636
Provision for income taxes	136,770	-
Net income	10,978,150	5,816,636
Other comprehensive income
Foreign currency translation gain (loss)	961,760	92,640

Comprehensive income	$11,939,910	$5,909,276
Basic and diluted weighted average shares outstanding	94,458,588	81,606,305
Basic and diluted net earnings per share	$0.12	$0.07

The basic and diluted shares are the same because there is no dilutive shares.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,978,150	$5,816,636
Depreciation	357,066	90,267
Amortization	183,333	146,340
(Increase) / decrease in assets:
Accounts receivables	156,113	(105,870)
Other receivables	1,081,853	2,475,620
Prepayments	(17,636)	(242,904)
Inventories	-	6,021
Advances	(8,812,439)	-
Accounts payable	(72,670)	(80,840)
Tax payable	1,031,136	464,876
Unearned revenue	101,934	(203,214)
Accrued payroll	28,563	16,509
Other payable	(580,370)	(447,640)

Total Adjustments	(6,543,117)	2,119,165

Net cash provided by operating activities	4,435,033	7,935,801

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(188,013)	(3,100,186)
Proceeds from loan to related party	595,290	2,814,469
Increase of construction in progress	(2,395,927)	(2,532,393)
Net cash used in investing activities	(1,988,651)	(2,818,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributed	-	1,741,293
Payments of loan from related party	(1,748,987)	(8,147,120)
Proceeds of (payments to) loan	(2,103,658)	3,385,244
Net cash used in financing activities	(3,852,644)	(3,020,583)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(83,017)	47,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,489,279)	2,144,741

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,215,910	71,169

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$726,631	$2,215,910

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:

Income tax payments	$-	$-

Interest payments	$221,058	$252,240

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

	# of shares of common stock outstanding	Common stock	Additional paid in capital	Other comprehensive income	Retained earning (accumulated deficit)	Total

Balance at January 1, 2006	75,380,968	$75,381	$6,747,643	$(50,056)	$(7,732,707)	$(959,739)

Cash contributed	18,634,999	18,635	1,760,188	-	-	1,778,823

Foreign currency translation	-	-	-	92,640	-	92,640

Net income for the year ended December 31, 2006	-	-	-	-	5,816,636	5,816,636

Balance at December 31, 2006	94,015,967	94,016	8,507,831	42,584	(1,916,071)	6,728,360

Recapitalization	5,983,580	5,984	(5,984)	-	-	-

Foreign currency translation	-	-	-	961,760	-	961,760

Net income for the year ended December 31, 2007	-	-	-	-	10,978,150	10,978,150

Balance at December 31, 2007	99,999,547	$100,000	$8,501,847	$1,004,344	$9,062,079	$18,668,270

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. (“the Company”, “we”, “us”, “our”) was formerly a provider of commercial reservation systems and integrated software solutions for low fare, regional, and mid-sized airlines. On November 17, 2006, subject to the terms of the Court Order issued by the Court of Queen's Bench of the Province of New Brunswick, all assets of the Canadian Subsidiaries were sold to 627450 New Brunswick Inc.

We were originally incorporated on June 4, 1999 as Apta Holdings, Inc. (“Apta”) in the State of Delaware.  In August of 2003, the Company changed its name from Apta Holdings, Inc. to InteliSys Aviation Systems of America Inc ("IASA"), pursuant to a consent of the Company's shareholders, to better reflect its new business activities.

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

CONVERGix was incorporated on January 18, 2001 in connection with a corporate reorganization of its two subsidiary companies, Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc. Following this reorganization, CONVERGix owns 100% of the issued and outstanding common shares of Cynaptec Information Systems Inc. and 53% of the issued and outstanding common shares of InteliSys Aviation System Inc. On March 31, 2001, the Company abandoned its operations in Cynaptec Information Systems Inc. in order to concentrate on the development and marketing of the "Amelia" software product developed by InteliSys Aviation Systems Inc.

Cynaptec Information Systems Inc. owns 47% of the issued and outstanding common shares of InteliSys Aviation Systems Inc.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reorganization on January 18, 2001 did not result in a change of control of Cynaptec Information Systems Inc. and InteliSys Aviation Systems Inc.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the following significant accounting policies:

On June 29, 2006, all subsidiaries of the Company (the "Registrant") which were incorporated in Canada filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a proposal under the Canadian Bankruptcy and Insolvency Act (the "Notice of Intention"). Such subsidiaries were the following (the "Canadian Subsidiaries"): Convergix Inc.; Cynaptec Information Systems Inc.; Intelisys Aviation Systems Inc,; Intelisys Acquisition Inc.; and Intelisys (NS) Co.

On October 4, 2006, the proposal submitted by InteliSys Aviation Systems of America Inc. (the "Registrant") and its subsidiaries in the Court of Queen's Bench of the Province of New Brunswick, Canada was approved by the Court. Pursuant to such proposal, a new company consisting of the existing employees of the Registrant and a group of new equity investors ("Newco") acquired all the assets of the subsidiaries of the Registrant ( the "Subsidiaries"). The considerations of such purchase consisted of $ 200,000 CDN in cash and $250,000 CDN in 3-year 8% notes issued by Newco (the "Newco Notes"). Such notes were secured by all the assets of Newco.

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

On May 17,  2007 shareholders of Special Class B "Exchangeable Shares" in IYSA's wholly owned subsidiary Intelisys Acquisition Inc were exchanges on a one-for-one basis for IYSA common shares. A total of 20,288,33 IYSA common shares were issued.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Special Meeting of the stockholders of Intelisys Aviation Systems of America Inc. (the "Company") was held at 815 Bombardier Street, Shediac, New Brunswick, Canada, E4P1H9 on June 20, 2007 at 10:00 am local time pursuant to notice given in accordance with the by-laws of the Company, the applicable rules and regulations of the Delaware General Corporation Law and the Securities and Exchange Commission. The Chair requested that the Secretary report on whether notice had been properly given in accordance with the bylaws. The Secretary reported that the meeting was held pursuant to printed notice mailed on May 21, 2007 to each stockholder of record of the Company as of May 18, 2007, who is entitled to vote. The Chair requested that the Secretary report as to whether a quorum existed. The Secretary reported that the record date for the Meeting had been previously established by the Board as May 18, 2007 (the "Record Date"), and that on the Record Date, an aggregate of 90,967,531 votes (the "Voting Shares") were entitled to be cast by shareholders at the Meeting. The Secretary further reported that the Voting Shares are comprised of 90,967,531 shares of the Company's Common Stock that were issued and outstanding as of the Record Date which are entitle at the Meeting to one vote for each shares of Common Stock held on the Record Date.

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

Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd.  Its registration number is CR-187088, and its registered address of Scotia Centre, 4th Floor, P. O. Box 2804, George Town, Grand, Cayman, KY1-1112, Cayman Islands.

Mr. CHEN Minhua and Ms. FAN Yanling, his spouse, were majority shareholders of Keenway, prior to the Merger.

Hongkong Yi Tat was established on July 28, 2000, under the laws of Hong Kong Special Administration Region, with its registered office at RM1302-3 13/F, Crocodile House II, 55 Connaught Road Central HK, and its certificate number of 31123140-000-07-06-7.

Fujian Jintai Tourism Developments Co.Ltd (“Jintai”) is incorporated on October 29, 2001 under the laws of PRC and located in Taining County, Fujian Province in China. It mainly engages in tourism developments, ethnic culture communication, timeshare resorts operation, souvenirs sales, and related tourism services. It has gained 30 years of management rights (from 2001 to 2031) to manage the Big Golden Lake in Fujian province, one of the 7 best Danxia landforms in China.

The Company owns 100% shares of Jintai, and holds variable interest in Fujian Jiaoguang Media Co.Ltd and holds variable interest in Fuyu through Jintai.

Fuzhou Hongda Co. Ltd. (“Hongda”) is incorporated on July 6, 2007, under the laws of PRC and located in Fuzhou City. Hongda is a 100% owned company of Jintai.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fuzhou Fuyu Media Co. Ltd. (“Fuyu”) is incorporated on July 31, 2007, under the laws of PRC and located in Fuzhou City. On November 5, 2007, Fuyu is acquired by Hongda which is owned by Jintai, thus becomes 100% owned by the Company through Jintai.

Fujian Jiaoguang Media Co.Ltd (“Jiaoguang”) is incorporated on October 9, 2004 under the laws of PRC and located in Fuzhou City, Fujian Province in China. It mainly engages in advertisement, publishing, exhibition, cultural communication and coordinating  cultural performance as an agent. It has gained 7 years of managing rights of Fujian Education TV advertisement (from 2003 to 2010), and has option to another 5 years’ management.

On December 30, 2004, Jiaoguang and its shareholders entered into a set of Contractual Arrangements with the Company. The relationships with the Company and its shareholders are governed by the Contractual Arrangements.

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which the Company has the right to advise, consult, manage and operate Jiaoguang, and collect and own all of Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Jiaoguang have vested their voting control over Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Jiaoguang, Jiaoguang and its shareholders have granted the Company, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Jiaoguang or, alternatively, all of the assets of the Jiaoguang. Further, the shareholders of Jiaoguang have pledged all of their rights, titles and interests in the Jiaoguang to the Company under an Equity Pledge Agreement.

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

• carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

• inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

Because Jiaoguang and the Company’s contractual relationship comply with FIN 46R, the Company consolidated Jiaoguang’s financial statements as VIE. As of December 31, 2006, the Company has consolidated Jiaoguang’s financial statements for the two years ended December 31, 2006 and 2005 in the accompanying financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 19, 2007, Chen Minhua, Fan Yanling, Extra Profit International Limited, Luck Glory International Limited, and Zhang Xinchen (collectively, the Keenway Shareholders”), Keenway Limited, Hong Kong Yi Tat and we entered into a definitive Share Exchange Agreement (“Exchange Agreement”) which resulted in Keenway becoming our wholly owned subsidiary (the “Merger”).  The Merger was accomplished by means of a share exchange in which the Keenway Shareholders exchanged all of their stock in Keenway for the transfer and additional issuance of our common stock.  Under the terms of the Exchange Agreement and as a result of the Merger:

Keenway became our wholly owned subsidiary;

In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which was transferred from certain InteliSys Shareholders;

Immediately following the closing of the Merger, the Keenway Shareholders own approximately 94.5% of our issued and outstanding shares on a fully diluted basis.

This transaction closed on November 19, 2007.

2.  BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Jintai, Fuyu, Hongda, and the accounts of the variable interest entities, Jiaoguang, collectively “the Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

b.Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

c.Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

d.Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2007, the Company had accounts receivable of $21,965.

e.Prepayments

The Company advances to certain vendors for purchase of its material and necessary service. As of December 31, 2007, the prepayments amounted to $24,173.

f.Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 20years for house&building; 5 to 8 years for electronic equipment, 8years for transportation equipment, 5 to 8years for office furniture, 26 years for lease improvements.

g.Impairment

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2007.

h.Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $135,945 as of December 31, 2007.

The Company sells the television air time to third parties. The company records advertising sales when advertisements are aired. The Company also sells admission and activities tickets for a resort which the Company has the management right.

The Company has no product return or sales discount allowance because service rendered and accepted by customers are normally not returnable and sales discount is normally not granted after service is rendered.

i.Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2007 and 2006 were $148,000 and $81,181, respectively.

There is a contract in force for the period of August 1, 2003 to July 31, 2010 between a related party (Xinhengji, XHJ) and a Television Station (Owned by The Chinese Government) that provides for prepaid airtime to be purchased and utilized by the related party in return for payment of RMB 5,000,000 and purchase of suitable programming for the station in the amount of an additional RMB 5,000,000 (Educational Programming).  XHJ is 80% owned by a shareholder of the company and 20% owned by the shareholder’s mother.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XHJ has signed a contract with the Company to assign the Company to manage the commercial of the TV station. The Company is responsible for paying the air time for RMB5,000,000. XHJ is responsible for paying RMB 5,000,000 to purchase the TV programs and entitled to revenue other than the commercial revenue. It also states that if the Company helps XHJ to purchase the TV programs and if pays equaling or more than RMB 5,000,000 then the Company does not have to pay RMB 5,000,000 for airtime anymore. The amount paid over RMB 5,000,000 by the Company will be the Company’s expenses and will not be reimbursed by XHJ. The advertising costs incurred are charged as cost of sales against specific airtime segments.

j.Income taxes

The Company accounts for income taxes using tax payable approach which did not need the recognition and measurement of deferred tax assets.

k.Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company is Chinese Renminbi.

l.Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, advances to suppliers, accounts payable, other payable, tax payable, and related party advances and borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheet. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

m.Earning per share (EPS)

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), Earnings per share. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

n.Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2007 and 2006, the Company is organized into two main business segments: tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2007 and 2006:

	Years ended December 31,
	2007	2006
Revenues from unaffiliated customers:
advertisement	$12,246,964	$7,651,441
tourism	2,330,801	2,560,392
Consolidated	$14,577,765	$10,211,833

Operating income :
advertisement	$8,996,777	$5,017,857
tourism	467,452	1,069,236
Consolidated	$9,464,229	$6,087,093

Identifiable assets:
advertisement	$19,130,165	$8,095,839
tourism	8,961,883	4,185,733
Consolidated	$28,092,048	$12,281,572

Net income
advertisement	$9,354,241	$4,923,673
tourism	2,177,645	892,963
Consolidated	$11,531,886	$5,816,636

Interest expense:
advertisement	$96,308	$80,675
tourism	124,750	169,565
Consolidated	$221,058	$250,240

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because our business structure is separate for each segment, the operating costs included in one segment will not benefit the other segment. For the year ended December 31, 2006, there are no reconciling amounts. For the year ended December 31, 2007, the reconciling items for were as follows:

Year ended December 31,
2007

Operating income :
advertisement	$8,996,777
tourism	467,452
Consolidated	9,464,229
Reconciling item (1)	(553,749)
Total	$8,910,480

Identifiable assets:
advertisement	$19,130,165
tourism	8,961,883
Consolidated	28,092,048
Reconciling item (2)	469,057
Reconciling item (3)	(5,521,068)
Total	$23,040,037

Net income
advertisement	$9,354,241
tourism	2,177,645
Consolidated	11,531,886
Reconciling item (1)	(553,736)
Total	$10,978,150

(1) The reconciling amounts include certain general and administrative expenses which are excluded from segments.

(2) The reconciling amounts include certain assets which are excluded from segments.

(3) Reconciling amounts include adjustments to eliminate inter company transactions.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o.Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

p.Recent accounting pronouncements

In September 2006, FASB issued SFAS 157 Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In September 2006, FASB issued SFAS 158 EmployersAccounting for Defined Benefit Pension and Other Postretirement Plansan amendment of FASB Statements No. 87, 88, 106, and 132(R)This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognizethe funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the followinginformation in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1)    A brief description of the provisions of this Statement
2)   The date that adoption is required
3)   The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employers fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition –date fair value will limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. "Use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This has led to concerns among investors that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide enough information about how these instruments and activities affect the entity’s financial position and performance," explained Kevin Stoklosa, project manager. "By requiring additional information about how and why derivative instruments are being used, the new standard gives investors better information upon which to base their decisions." The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on financial statements.

q. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   OTHER RECEIVABLE

Other receivable amounted to $36,532 as of December 31, 2007. Other receivable is comprised of advances to employees and other unrelated parties, interest free, and due on demand.

4.   AMOUNT DUE FROM RELATED PARTIES

Amount due from related party is receivable for normal business purposes due to Jinyang Company and Xinhengji for $294,770 and $56,680, respectively. Jinyang is 96% owned by 2 shareholders of the Company and Xinhengji which is 80% owned by a shareholder of the company and 20% owned by the shareholder’s mother.   The amount due from Xinhengji includes the loan to Xinhengji for $606,680 minus $550,000, which is the expense Xinhengji paid for the company’s reverse merger. The amount is due on demand, unsecured and interest free. As of December 31, 2007, the amount due from related party amounted to $351,450.  The amount due from related parties has been collected as of March 26, 2008.

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2007:

House & Building	$8,467,310
Electronic Equipments	171,893
Transportation Equipments	59,336
Office Furniture	7,946

Subtotal	8,706,485

Less: Accumulated Depreciation	(521,939)

Total	$8,184,546

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expenses for the years ended December 31, 2007 and 2006 were $357,066 and, $90,267 respectively.

6.  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $278,803 as of December 31, 2007 and is mainly constructions for parking and boarding constructions in the tourist resort where the Company has management right.

7.    INTANGIBLE ASSETS

The company acquired 30 years tourist resort management right at August, 2001 from unrelated parties by paying cash. As of December 31, 2007, intangible asset is as follows:

Intangible asset	$4,798,070
Accumulated amortization	(841,185)
Total	$3,956,885

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007 the Company expects these assets to be fully recoverable.

Total amortization expenses for the years ended December 31, 2007 and 2006 amounted to $183,333 and $146,340 respectively. Amortization expenses for next five years after December 31, 2007 are as follows:

1 year	$146,340
2 year	146,340
3 year	146,340
4 year	146,340
5 year	146,340
Total	$731,700

8.   OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount is $449,507, due on demand and interest free as of December 31, 2007.

9.   TAX PAYABLES

Tax payables consist of the following as of December 31, 2007:

City planning tax	50,876
Business tax payable	873,701
Individual income tax payable	667
Income tax payable	142,604
Education fee	34,911
Cultural construction fee	523,339
Total	1,626,099

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   LOAN PAYABLE

As of December 31, 2007, the loan payables are as follows:

Short term loan payable
Fuzhou Commercial Bank	$1,096,702
Bank of China	822,526
Total	$1,919,228

As of December 31, 2007, the Company had a loan payable of $1,096,702 to Fuzhou Commercial Bank in China, with an annual interest rate of 6.73% from November 24, 2006 to November 23, 2007 and 8.75% from November 24, 2007 to November 16, 2008, due on November 16, 2008. The loan is guaranteed by a related party 80% owned by the same shareholder of the Company.

At December 31, 2007, the Company had a loan payable of $822,526 to Bank of China Taining Branch, with an annual interest rate of 6.14%, and guaranteed by 2 shareholders and pledged by the Company’s revenue from the tourist resort. $411,263 of the loan payable is due by January 10, 2008 and the rest of $411,263 of the loan payable is due by April 28, 2008.

The interest expenses are $221,058 and $250,240 for the years ended December 31, 2007 and 2006. The Company has paid interest $221,058 and $250,240 for the years ended December 31, 2007 and 2006.

11.   OTHER (INCOME) EXPENSES

Other (income) expenses consists of the following for the years ended December 31, 2007 and 2006:

	2007	2006
Donation income	$(2,437,333)	$-
Other expenses	8,869	19801
Interest expense	221,058	250,240
Interest income	(1,775)	(2,347)
Finance costs	4,742	2,763
	$(2,204,440)	$270,457

Donation revenue represents amounts the company receives from contributions made by visitors to the facilities.  These amounts are recognized as income as contributed.   Donation income is cash donation to 2 donation boxes in a temple owned by the Company. For the safety purpose, the company asks its related party Jingyang to keep the cash since Jingyang has advanced security system. The related party regularly returns the money back to the Company. Jinyang is 96% owned by 2 shareholders of the Company.

12.   INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company is subject to PRC Enterprise Income Tax at a rate of 33% on the net income. The income tax expenses for the years ended December 31, 2007 and 2006 are $136,770 and $0 respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2007	2006
Tax at statutory rate	34%	34%
Foreign tax rate difference	-1%	-1%
Valuation allowance	-32%	-33%
	1%	0%

There were no significant book and tax basis difference.

13.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the year ended December 31, 2007. There are no major vendors which accounting over 10% of the total purchase for the year ended December 31, 2007. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

14.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s practical operations are all carried out in the PRC. Accordingly, The Company’s business, financial condition, and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

15.  COMMITMENTS AND LEASES

The Company incurred rent expenses $8,000 and $13,300 for the years ended December 31, 2007 and 2006.

The Company and its subsidiaries made no commitments of leases for future. So there is no lease commitment in the future.

Guarantee

The Company has guaranteed for a $1,000,000 loan payable for a related party 80% owned by a shareholder of the company and 20% owned by the shareholder’s mother. The management reviewed and believed that the chance that the Company has to pay back the loan payable for the related party is remote.

16.  SUBSEQUENT EVENTS

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IYSA.OB" since 1999.  In December 2007, the symbol changed to “IAVA.OB” pursuant to a 10 for 1 reverse split.  Since the end of the 2007 fiscal year and in February 2008, we effectuated another 10 for 1 reverse stock split and changed our name to China Yida Holding, Co. as a result of the reverse merger that closed on November 17, 2007.  Accordingly, our symbol was changed to “CYID.OB.”

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 29, 2008, we issued shares of our common stock to certain individuals and entities listed below pursuant to the terms of the Share Exchange Agreement entered into on November 19, 2007.  Specifically, we issued a total of 44,751,046 shares of common stock to certain entities as follows:

Shareholder	Number of Shares
Chairman Chen Minhua	18,525,131 shares
Fan Yanling	18,525,131 shares
Extra Profit International Limited	2,038,442 shares
Luck Glory International Limited	2,038,442 shares
Zhang Xinchen	1,811,950 shares
E-Tech International, Inc.	1,811,950 shares

On March 7, 2008, the Company entered into a Financing transaction with Pope Investments II LLC, an accredited investor, and certain other accredited investors.  Pursuant to the Financing Documents, we sold units of securities that consisted of an aggregate of 13,333,334 shares of common stock and warrants exercisable into 6,666,667 shares of common stock for a total purchase price of 14,000,000.  The purchase price of one unit was $1.05.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’).

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Kabani & Company, Inc., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the end of the 2007 fiscal year. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following persons are members of the Board of Directors:

NAME	AGE	POSITION
Mr. Chen Minhua (1)	50	Chairman and Chief Executive Officer
Ms. Fan Yanling (1)	34	Secretary and Director
Mr. Lin Tongxi	36	Chief Financial Officer and Director

The following persons are our executive officers, with the respective titles as set forth opposite his or her name below:

NAME	AGE	POSITION
Mr. Chen Minhua (1)	50	Chairman and Chief Executive Officer
Ms. Fan Yanling (1)	34	Secretary and Director
Mr. Lin Yongxi	36	Chief Financial Officer and Director

(1) Chen Minhua and Fan Yangling are husband and wife.  There are no other relationships between the officers or directors of the Company.

The business background descriptions of the newly appointed directors are as follows:

Chen Minhua, Chairman of Hong Kong Yitat International Investment Co., Ltd

Male, 50, Ph.D.  Mr. Chen is a part-time professor at the Tourism College of Fujian Normal University and a tutor for postgraduate students.  He is also the vice-president of Fujian Provincial Tourism Institute and vice-president of Fujian Advertisement Association. From 1978 to 1992, he was a news journalist and editor-in-chief of “Fujian Internal Reference,” eventually becoming the head of the journalist station of “Fujian Daily” in Sanming City and general manager of the newspaper “HK-Taiwan Information.”  During that period, he was appointed as chief journalist of Fujian Province to HK, where he was in charge of news and management of the publication.  During these years, several of his works in journalism received national and provincial prizes and were published in books.  He received awards for “Excellent News Journalist” and “Advanced Workers of News Management.”  Since the establishment of New Handsome Joint Group in 1995, he has advocated and practiced the concept of “circulating cultural economy.”  In 2005, he published a scholarly treatise “General Theory of Tourism and Chinese Traditional Culture”, which has been used as the educational material for undergraduates in Tourism College of Fujian Normal University.  In February 2007, he was awarded as one of the “2006 Ten Most Distinguished Persons of Fujian Economic.”

Fan Yanling, President of Hong Kong Yitat International Investment Co., Ltd , director
Female, 34 years old, MBA.  From 1992 to 1994, Ms. Fan was a journalist and radio anchorwoman for the Voice of Haixia.  From 1995 to 2004, she was the general manager of New Handsome Advertisement Co., Ltd.  Since 2000, she has taken on the following leading posts: General Manager of New Handsome Joint Group (Fujian), General Manager of Hong Kong Yitat International Investment Co., Ltd , Chairman of Fujian Gold Lake Economy and Trading (Tourism) Development Co., Ltd., Director of Sydney Communication College (Australia), and General Manager of Fujian Education and Broadcasting Media Co., Ltd.  In 2005, she was awarded “Fujian Splendid Women” and “Advanced worker of advertisement industry Fuzhou 2005.”

Lin Yongxi, Chief Financial Director of Hong Kong Yi Tat International Investment Ltd.
Male, 36 years old, CPA.  He has significant experience of financing in large scale enterprises of Fujian Province.  From August 1994 to May 2000, he worked as the accountant of China Fujian International Economic and Technological Cooperation Company.  From May 2000 to September 2003, he worked as the chief financial director of Fujian Furi Group Co., Ltd.  Since October 2003 he has been the chief financial director of New Handsome Joint Group.

The Company has not entered into a formal employment arrangement with the Executive Officers.  Mr. Minhua Chen and Ms. Yanling Fan have not received any salary.  Mr. Yongxi Lin is earning a salary of $27,000 USD per year.

None of the directors or executive officers have been involved in: (a) bankruptcy; (b) criminal proceeding; or (c) any other legal proceeding.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.    EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Chen Minhua President and CEO	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0
Fan Yanling, Secretary	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0
Lin Yongxi, Treasurer	2007	$0	0	0	0	0	0	0	$0
	2006	$27,000	0	0	0	0	0	0	$27,000

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Chen Minhua, President and CEO	22,447,911	32.99%
Fan Yanling, Director Secretary	22,447,911	32.99%
Lin Yongxi, Director and CFO	0	0%

All Executive Officers	44,895,822	65.98%
and Directors as a Group
(3 people)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.    EXHIBITS

Exhibit Number	Exhibit Title

14	Code of Ethics

31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Lin Yongxi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lin Yongxi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2007, we were billed approximately $160,000 for professional services rendered for the audit and review of our financial statements. That total amount consisted of  $60,000 for the auditing and review of the financial statements for the fiscal year 2007. The remaining $100,000 was paid for the audit and review of the financial statement for the years 2004, 2005 and 2006.

Legal Fees

For the Company’s fiscal year ended December 31, 2007, we were billed approximately $50,000 for professional services rendered for legal compliance related to federal securities laws.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

China Yida Holding, Co.

By:	/s/ Chen Minhua
Chief Executive Officer
Dated:	March 24, 2008

By:	/s/ Lin Yongxi
Principal Accounting Officer
Dated:	March 24, 2008