Form 10-Q
period 2008-03-31
CHINA YIDA HOLDING, CO.
filed 2008-05-15
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

China Yida Holding, Co.
(Exact name of registrant as specified in Charter

Delaware	000-26777	22-3662292
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

RM 1302-3 13/F, Crocodile House II
55 Connaught Road Central Hong Kong
(Address of Principal Executive Offices)
 _______________

86-591-28308388
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2008: 68,084,487 shares

China Yida Holding, Co.
FORM 10-Q

March 31, 2008

PART I-- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,516,587	$726,631
Accounts receivable	33,568	21,965
Due from related party	-	351,450
Other current assets	200,485	60,705
Total current assets	5,750,640	1,160,751

Property, plant and equipment, net	8,403,902	8,184,546
Construction in progress, net	7,847,306	278,803

Intangible assets, net	10,370,286	3,956,885

Long-term prepaid expenses	9,007,149	9,459,052

Total assets	$41,379,284	$23,040,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$246,294	$240,988
Loan payable	1,139,244	1,919,228
Other payable	217,981	449,507
Due to related parties	1,963,774	-
Unearned revenue	49,050	135,945
Tax payables	786,551	1,626,099

Total current liabilities	4,402,894	4,371,767

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 1 share issued and outstanding, par value $0.001)	-	-
Common stock (100,000,000 shares authorized and 68,084,335 and 9,999,955 issued and outstanding as of March 31, 2008 and December 31, 2007, par value $0.001)	68,084	10,000
Additional paid in capital	21,561,013	8,591,847
Accumulated other comprehensive income	1,973,509	1,004,344
Retained earning	13,373,783	9,062,079

Total stockholders' equity	36,976,390	18,668,270

Total liabilities and stockholders' equity	$41,379,284	$23,040,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Net revenue
Advertisement	$5,859,330	$873,614
Tourism	992,954	668,142
Total net revenue	6,852,285	1,541,756

Cost of revenue
Advertisement	1,384,565	324,977
Tourism	503,035	5,151
Total cost of revenue	(1,887,600)	(330,128)

Gross profit	4,964,685	1,211,628

Operating expenses
Selling expenses	133,671	106,096
Operating and administrative expenses	352,316	289,682
Total operating expenses	485,987	395,778

Income from operations	4,478,698	815,850

Other (income) expense
Other expense, net	7,976	144
Interest expense	61,249	65,052
Interest income	(1,545)	(218)

Total other expense	67,681	64,978

Income before income taxes	4,411,017	750,873

Provision for income taxes	99,313	203,393

Net income	4,311,704	547,480

Other comprehensive income
Foreign currency translation gain	969,165	961,760

Other comprehensive income	$5,280,870	$1,509,240

Basic net earnings per share	$0.17	$0.06
Basic weighted average shares outstanding	25,489,123	9,445,859

Diluted net earnings per share	$0.15	$0.06
diluted weighted average shares outstanding	28,038,142	9,445,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,311,704	$547,480
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	96,647	146,608
Amortization	963,998	37,531
(Increase) / decrease in assets:
Accounts receivables	(10,521)	(183,347)
Other receivables	830,029	(682,947)
Prepaid expense	(5,481)	(41,834)
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	(12,548)	103,328
Tax payable	(883,320)	213,582
Unearned revenue	(90,197)	(3,854)
Accrued payroll	8,593	-
Other payable	(291,642)	244,468

Total Adjustments	605,558	27,296

Net cash provided by operating activities	4,917,262	574,776

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(613)	(61,881)
Payments to construction in progress	(7,396,037)	(2,188,228)
Investment in intangible assets	(6,271,183)	-

Net cash used in investing activities	(13,667,833)	(2,250,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	1,383,535	-
Issuance of shares for cash	13,027,250	-
Loan payments	(836,158)	(386,033)
Net cash provided by (used in) financing activities	13,574,628	(386,033)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(34,101)	(17,481)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,789,956	(2,078,847)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	726,631	2,234,002

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$5,516,587	$155,155

SUPPLEMENTAL DISCLOSURES:
Non-cash transaction:
Transferred to fixed asset from construction in progress	$-	$4,610,750

Cash paid during the quarter for:
Income tax payments	$-	$-

Interest payments	$61,249	$65,052

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Special Meeting of the  stockholders of Intelisys  Aviation  Systems of America Inc. (the  "Company") was held at 815 Bombardier  Street,  Shediac,  New Brunswick,  Canada, E4P1H9 on June 20, 2007 at 10:00 a.m. local time pursuant to notice given in accordance with the by-laws of the Company, the applicable rules and regulations of the Delaware  General  Corporation Law and the Securities and Exchange  Commission.  The Chair requested that the Secretary report on whether notice had been properly given in accordance with the bylaws.  The Secretary reported that the meeting was held pursuant to printed notice mailed on May 21, 2007 to each stockholder of record of the Company as of May 18, 2007, who is entitled to vote. The Chair requested that the Secretary report as to whether a quorum existed.  The Secretary reported that the record date for the Meeting had been  previously  established by the Board as May 18, 2007 (the "Record  Date"), and that on the Record  Date,  an  aggregate  of  90,967,531  votes (the "Voting Shares") were entitled to be cast by shareholders at the Meeting.  The Secretary further  reported that the Voting  Shares are comprised of 90,967,531  shares of the  Company's  Common Stock that were issued and  outstanding  as of the Record Date  which are  entitled  at the  Meeting  to one vote for each share of Common Stock held on the Record Date.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fuzhou Fuyu Media Co. Ltd. (“Fuyu”) is incorporated on July 31, 2007, under the laws of PRC and located in Fuzhou City. On November 5, 2007, Fuyu is acquired by Hongda which is owned Jintai, thus becomes 100% owned by the Company through Jintai.

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

On March 20, 2008, China Yida Holding, Co. (the “Company”) incorporated a subsidiary corporation, Fujian Yintai Tourism Co. Ltd (“Yintai”) under the laws of the People Republic of China (“PRC”).  Yintai is our wholly-owned subsidiary and will mainly operate a tourist attraction in Fujian.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

a. Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Yida Holding Co. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

b. Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Jintai, Yintai, Fuyu, Hongda, and the accounts of the variable interest entities, Jiaoguang, collectively “the Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

c.Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March31, 2008 and December 31, 2007, the Company had accounts receivable of $33,568 and $21,965, respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

d.Impairment

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

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three month period ended March 31, 2008.

e.Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $49,050 and $135,945 respectively as of March 31, 2008 and December 31, 2007. .

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

f.Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2008 and March 31, 2007 were $42,086 and $19,749, respectively.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

g.Income taxes

The Company accounts for income taxes using tax payable approach which did not need the recognition and measurement of deferred tax assets.

h.Segment reporting

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

During the three month periods ended March 31, 2008 and 2007, the Company is organized into two main business segments: tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Revenues from unaffiliated customers:
Advertisement	$5,859,330	$873,614
Tourism	992,954	668,142
Consolidated	$6,852,285	$1,541,756

Operating income :
Advertisement	$4,291,565	$374,628
Tourism	187,845	441,222
Reconciling items(1)	(712)	-
Consolidated	$4,478,698	$815,850

Identifiable assets:
advertisement	$30,261,745	$8,396,526
tourism	21,637,056	4,706,488
Reconciling items(1)	487,807	-
Reconciling items(2)	(9,061,624)	-
Consolidated	$41,379,084	$13,103,014

Net income
advertisement	$4,261,766	$236,505
tourism	50,699	310,346
Reconciling items(1)	(762)	-
Consolidated	$4,311,704	$546,852

Interest expense:
advertisement	$25,262	$21,688
tourism	35,987	43,364
Consolidated	$61,249	$65,052

 (1) The reconciling amounts include certain assets which are excluded from segments.

(2) Reconciling amounts include adjustments to eliminate inter company transactions.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

i.Recent accounting pronouncements

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

j. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	DUE FROM/(TO) RELATED PARTIES

Due from related parties is receivable for normal business purposes due to Jinyang Company and Xinhengji for $294,770 and $56,680 as of December 31, 2007, respectively. Jinyang is 96% owned by 2 shareholders of the Company and Xinhengji which is 80% owned by a shareholder of the company and 20% owned by the shareholder’s mother.   The amount due from Xinhengji includes the loan to Xinhengji for $606,680 minus $550,000, which is the expense Xinhengji paid for the company’s reverse merger. The amount is due on demand, unsecured and interest free. As of December 31, 2007, the amount due from related party amounted to $351,450.

The amount due from related parties has no balance as of March 31, 2008.

Due to related party is payable for normal business purposes due to Xinhengji for  $1,413,774 and the expense Xinhengji paid for the company’s reverse merger for $550,000,  . Xinhengji which is 80% owned by a shareholder of the company and 20% owned by the shareholder’s mother.. The amount is due on demand, unsecured and interest free.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	Decemeber 31, 2007
House & Building	$8,795,767	8,467,310
Electronic Equipments	179,187	171,893
Transportation Equipments	61,638	59,336
Office Furniture	8,255	7,946

Subtotal	9,044,847	8,706,485

Less: Accumulated Depreciation	(640,945)	(521,939)

Total	$8,403,902	8,184,546

Depreciation expenses for the three months ended March 31, 2008 and 2007 were $96,647 and $146,608 respectively.

5.	CONSTRUCTION IN PROGRESS

Construction in progress amounted to $7,847,306 and $278,803 as of March 31, 2008 and December 31, 2007 respectively and is mainly constructions for parking and boarding constructions and new landscapes in the tourist resort where the Company has management right.

The Company entered an new construction contract with an unrelated party to develop project of Zhuangyuanyan resort on January 2008. The total contract amount is $1,164,925 (RMB82.57 million) and the whole project will finish within 180 days. As of March 31, 2008, $ 6,550,654 (RMB46 million) was paid per contract.

6.	INTANGIBLE ASSETS

The company acquired 30 years tourist resort management right at August, 2001 from unrelated parties by paying cash. The Company entered an agreement with one third party on February 29, 2008 and obtained five-year use rights of 30 outside advertising boards in Fuzhou city amounting to $6,408,248 (RMB45,000,000).

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008 and December 31, 2007, intangible asset is as follows:

	March 31, 2008	December 31, 2007
Intangible asset
Management right of tourist resort	$4,948,400	$4,798,070
Advertising board	6,408,248	-
Accumulated amortization	(986,362)	(841,185)
	$10,370,286	$3,956,885

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008 the Company expects these assets to be fully recoverable.

Total amortization expenses for the three months ended March 31, 2008 and 2007 amounted to $145,166 and $37,531respectively. Amortization expenses for next five years after March 31, 2008 are as follows:

1st year                        $ 580,706
2nd year                          580,706
3rd year                           580,706
4th year                           580,706
5th year                           580,706
After                             7,466,756
Total                         $10,370,286

7.	LONG TERM PREPAID EXPENSE

As of March 31, 2008 and December 31, 2007, the company has long term prepaid expenses amounting to $9,007,149 and $9,459,052 respectively.

Fuyu and Yintai entered two marketing promotion agreements with two tour agents (unrelated parties) for promoting the resorts the Company owns in the next three years in March 2008. The two tour agents promise to bring tourism revenue for Yintai amounting to $2,926,552 (RMB 2,100 million) annually for the next three years. At the same time, Fuyu had prepaid the special market promotion fee $5,332,166 ($1,777,389 annum) to the two contractors entirely for the next three years.   Fuyu also provide 500 minutes advertisement free annually for the two contractors. The prepaid expense for the two tour agents as of March 31, 2008 and December 31, 2007 was $5,090,997 and $5,357,385 respectively.

Fuyu entered another contract with another unrelated party for ordinary business contract. Fuyu prepaid $4,101,667 (RMB 3,000 million) to the unrelated party as of December 31, 2007 and had the prepaid balance amounting to $3,916,152 as of March 31, 2008.

Total amortization expenses for the three months ended March 31, 2008 and 2007 amounted to $818,832 and $0 respectively. Amortization expenses for next three years after March 31, 2008 are as follows:

1st year                        $ 3,275,327
2nd year                          3,275,327
3rd year                           2,456,495
Total                              $9,007,149

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount is $217,981 and, $449,507 due on demand and interest free as of March 31, 2008 and as of December 31, 2007.

9.	TAX PAYABLES

Tax payables consist of the following as of March 31, 2008:

	March 31, 2008	Decemeber 31, 2007
City planning tax	17,578	50,876
Business tax payable	335,648	873,701
Individual income tax payable	1,591	667
Income tax payable	249,620	142,604
Education fee	13,546	34,911
Cultural construction fee	168,568	523,339
Total	786,551	1,626,099

11. LOAN PAYABLE

As of March 31, 2008 and December 31,2007, the loan payables are as follows:

	March 31, 2008	Decemeber 31, 2007
Fuzhou city commercial bank	$1,139,244	1,096,702
Bank of China	-	822,526
Total	1,139,244	1,919,228

As of March 31, 2008 and December 31,2007, the Company had a loan payable of $1,139,244 and $1,096,702  to Fuzhou Commercial Bank in China, with an annual interest rate of 6.73% from November 24, 2006 to November 23, 2007 and 8.75% from November 24, 2007 to November 16, 2008, due on November 16, 2008. The loan is guaranteed by a related party for which the same shareholder of the Company has 80% ownership.

At December 31, 2007, the Company had a loan payable of $822,526 to Bank of China Taining Branch, with an annual interest rate of 6.14%, and guaranteed by 2 shareholders and pledged by the Company’s revenue from the tourist resort. The Company paid off the entire balance on March 2008.

The interest expenses are $25,262 and $21,688 for the three months ended March 31, 2008 and 2007.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  OTHER (INCOME) EXPENSES

Other (income) expenses for the three months ended March 31, 2008 and 2007 was $67,681 and $67,978 respectively.

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

13.  INCOME TAXES

The Company is registered in Hong Kong, China and has operations in primarily two tax jurisdictions - the PRC and Hong Kong, China (HK). For certain operations in the HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the three month periods ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
HK Current Income Tax Expense (Benefit)	$-	$-

PRC Current Income Expense (Benefit)	$99,313	$203,393

Total Provision for Income Tax	$99,313	$203,393

 The following is a reconciliation of the provision for income taxes at the HK and PRC income tax rates to the income taxes reflected in the Statement of Operations:

	March 31, 2008	March 31, 2007
Tax expense (credit) at HK	17.5%	17.5%
Changes in valuation allowance	(17.5%)	(17.5%)
Foreign income tax - PRC	25%	33%
Exempt from income tax due to net loss	(23%)	(6)%
Tax expense at actual rate	2%	27%

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax before 2008. Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company’s applicable EIT rate under new EIT law is 25% which was approved by local Tax department.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The applicable income tax rates for the business operation in PRC is 25% in 2008 except Fuyu. Fuyu is completely exempt of income tax for the first 2 years up to December 2008 pursuant to State Tax Except notice no 2007(19).

There were no significant book and tax basis difference.

14.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the three months ended March 31, 2008. There are no major vendors which accounting over 10% of the total purchase for the three months ended March 31, 2008. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

15.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

16. COMMITMENTS AND LEASES

The Company incurred rent expenses $4,752and $1,997 for the years ended March 31, 2008, and 2007.

The Company and its subsidiaries made no commitments of leases for future. So there is no lease commitment in the future.

Guarantee

The Company has guaranteed for a $1,000,000 loan payable for a related party for which 80% ownership is held by a shareholder of the Company and 20% owned by the same shareholder’s mother. The management reviewed and believed that the chance that the Company has to pay the loan payable for the related party is remote.

17.  SHAREHOLDERS’ EQUITY

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

On February 29, 2008, the Company issued shares of our common stock to certain individuals and entities listed below pursuant to the terms of the Share Exchange Agreement entered into on November 19, 2007.  Specifically, we issued a total of 44,751,046 shares of common stock to certain entities

On March 7, 2008, the Company entered into a Financing transaction with Pope Investments II LLC, an accredited investor, and certain other accredited investors.  Pursuant to the Financing Documents, we sold units of securities that consisted of an aggregate of 13,333,334 shares of common stock and warrants exercisable into 6,666,667 shares of common stock for a total purchase price of 14,000,000.  The purchase price of one unit was $1.05. The fair market value of the 6,666,667 shares of warrants was $21,999,901 as of March 7, 2008. The company paid $972,750 to the various parties as fund raising cost which was deducted directly from the fund raised amounting of 14,000,000 on March 2008.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally,  majority shareholders of the Company and the Company entered into a Lock-Up Agreement whereby both parties agreed not to sell any securities for a period of 12 months after the initial registration statement associated with this financing is declared effective.  Lastly, our Chairman and the Company entered into a Make Good Agreement whereby he has pledged 13,333,334 shares of his common stock of the Company as security for the Company reaching certain earnings thresholds for the fiscal years ended 2007 and 2008. If the Company meets these thresholds, the Make Good Shares will be released from escrow and returned to the Chairman.  Alternatively, if the Company fails to meet the earnings requirements, the Make Good Shares will be released to the Investors as additional compensation.

The assumptions used for warrants issued with the share purchasing in Black Scholes calculation are as follow:

Risk-free interest rate	2.5%
Expected life of the options	3 year
Expected volatility	514.17%
Expected dividend yield	0%

Warrants outstanding at March 31, 2008 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$1.05	6,666,667	2.94	$1.05	6,666,667	$1.05	$4,333,334-

18.  OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2008 and December 31, 2007 are as follows:

Transaltion Adjustment
Balance at December 31, 2006	$42,584
Change for 2007	961,760
Balance at December 31, 2007	1,004,344
Change for 2008	969,165

Balance at March 31, 2008	$1,973,509

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

Three months ended March 31, 2008 compared to three months ended March 31, 2007
	MARCH 31，
	2008	2007
Net revenue
Advertisement	$5,859,330	$873,614
Tourism	992,954	668,142
Total	6,852,285	1,541,756

Cost of revenue
Advertisement	1,384,565	324,977
Tourism	503,035	5,151
Total	(1,887,600)	(330,128)

Gross profit	4,964,685	1,211,628

Operating expenses
Selling expenses	133,671	106,096
Operating and administrative expenses	352,316	289,682
Total operating expenses	485,987	395,778
Income from operations	4,478,698	815,850

Other (income) expense
Other expenses	7,976	144
Interest expense	61,249	65,052
Interest income	(1,545)	(218)

Total other (income) expense	67,681	64,978
Income before income taxes	4,411,017	750,873
Provision for income taxes	99,313	203,393
Net income	4,311,704	547,480
Other comprehensive income
Foreign currency translation gain (loss)	969,165	961,760

Comprehensive income	$5,280,870	$1,509,240
Basic weighted average shares outstanding	25,489,123	9,445,859
Basic net earnings per share	$0.17	$0.06
Diluted weighted average shares outstanding	28,038,142	9,445,859
Diluted net earnings per share	$0.15	$0.06

Net Revenues increased from $1,541,756 for the three months ended March 31, 2007 to $6,852,285 for the three months ended March 31, 2008.  This is an increase of 344% from the previous years three months ended March 31.

Costs of Revenue

Our Costs of Revenues (“COR”) increased from $330,128 for the three months ended March 31, 2007 to $1,887,600 for the three months ended March 31, 2008.  This is an increase of 326% and was incurred based on the growth of the business and the increase in revenues by 8% during the first 3 months of 2008 compared to the same period in 2007.

Gross Profit

As a result of the increased revenue, our Gross Profits increased by 300% from $1,211,628 during the three months ended March 31, 2007 as compared to $4,964,685 for the three months ended March 31, 2008.

Operating Expenses

Total operating expenses during the three months ended March 31, 2008 were $4,478,698 compared to $815,850 during the three months ended March 31, 2007, an increase of $3,662,848 or 448%.  This increase is a direct result of the growth the company is experiencing.

Capital Resources and Liquidity

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  SFAS 161 was issued in response to constituents’ concerns regarding the adequacy of existing disclosures of derivative instruments and hedging activities.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were  effective to ensure that information required to be disclosed by the Company in reports or filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

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

On March 7, 2008, we entered into certain Financing Documents with Pope Investments II LLC, an accredited investor, and certain other accredited investors.  Pursuant to the Financing Documents, we sold units of securities that consisted of an aggregate of 13,333,334 shares of common stock and warrants exercisable into 6,666,667 shares of common stock for a total purchase price of $14,000,000.  The purchase price of one unit was $1.05.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the ‘Act’).

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITME 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On March 6, 2008, we filed an 8-k disclosing that a 10 for 1 reverse stock split and our name change changing our name to China Yida Holding, Co. was effective as of February 28, 2008.

On March 11, 2008 we filed an 8-K disclosing the closing of financing consisting of sale of units of securities that consisted of an aggregate of 13,333,334 shares of common stock and warrants to purchase 6,666,667 shares of common stock to accredited investors for a total purchase price of $14,000,000.*

On April 17, 2008 we file an 8-K disclosing the incorporation of a subsidiary corporation, Fujian Yintai Tourism Co. Ltd (“Yintai”) under the laws of the People Republic of China (“PRC”).  Yintai is our wholly-owned subsidiary and will mainly operate a tourist attraction in Fujian.*

On April 25, 2008 we filed an 8-K disclosing the appointment of Mr. Peter Zheng as our new Chief Financial Officer.*

*  These reports are referred to and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yida Holding, Co.

Date: May 15, 2008	By:	/S/ Chen Minhua
Chen Minhua Chief Executive Officer