Form 10-Q
period 2008-06-30
CHINA YIDA HOLDING, CO.
filed 2008-08-14
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2008: 68,084,487 shares

China Yida Holding, Co.
FORM 10-Q
June 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

PART I-- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,080,324	$726,631
Accounts receivable	21,650	21,965
Due from related party	-	351,450
Other current assets	120,557	60,705
Total current assets	2,222,531	1,160,751

Property and equipment, net	8,507,192	8,184,546
Construction in progress, net	15,028,599	278,803

Intangible assets, net	10,246,324	3,956,885

Long-term prepaid expenses	8,698,906	9,459,052

Total assets	$44,703,552	$23,040,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$192,031	$240,988
Loan payable	1,166,334	1,919,228
Other payable	428,732	449,507
Due to related party	206,646	-
Unearned revenue	96,784	135,945
Tax payables	401,364	1,626,099

Total current liabilities	2,491,891	4,371,767

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 1 share issued and outstanding, par value $0.001)	-	-
Common stock (100,000,000 shares authorized and 68,084,487 and 9,999,955 issued and outstanding as of June 30, 2008 and December 31, 2007, par value $0.001)	68,084	10,000
Additional paid in capital	21,561,013	8,591,847
Accumulated other comprehensive income	2,792,528	1,004,344
Retained earning	17,790,036	9,062,079

Total stockholders' equity	42,211,661	18,668,270

Total liabilities and stockholders' equity	$44,703,552	$23,040,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six month periods ended June 30,		Three month periods ended June 30,
	2008	2007	2008	2007
Net revenue
Advertisement	$11,132,918	$1,825,871	$5,273,588	$952,257
Tourism	2,621,653	1,966,245	1,628,699	1,298,103
Total net revenue	13,754,571	3,792,116	6,902,287	2,250,360

Cost of revenue
Advertisement	2,382,838	708,601	998,273	383,624
Tourism	739,989	25,199	236,954	20,048
Total cost of revenue	(3,122,828)	(733,800)	(1,235,228)	(403,672)

Gross profit	10,631,744	3,058,316	5,667,060	1,846,688

Operating expenses
Selling expenses	592,217	362,100	458,546	256,004
Operating and administrative expenses	983,761	753,413	631,445	463,731
Total operating expenses	1,575,978	1,115,513	1,089,992	719,735

Income from operations	9,055,766	1,942,802	4,577,068	1,126,952

Other (income) expense
Other expense, net	(2,976)	5,477	(10,953)	5,333
Interest expense	88,083	126,134	26,834	61,082
Interest income	(4,680)	(778)	(3,135)	(560)

Total other expense	80,428	130,832	12,747	65,854

Income before income taxes	8,975,338	1,811,970	4,564,321	1,061,098

Provision for income taxes	247,382	221,832	148,069	18,439

Net income	8,727,957	1,590,138	4,416,252	1,042,659

Other comprehensive income
Foreign currency translation gain	1,788,184	186,799	819,019	(774,961)

comprehensive income	$10,516,141	$1,776,937	$5,235,272	$267,698

Basic net earnings per share	$0.19	$0.17	$0.06	$0.11
Basic weighted average shares outstanding	46,904,492	9,401,597	68,084,487	9,401,597

Diluted net earnings per share	$0.18	$0.17	$0.06	$0.11
diluted weighted average shares outstanding	49,453,512	9,401,597	70,633,507	9,401,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,727,957	$1,590,138
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	196,280	173,973
Amortization	1,826,920	75,639
(Increase) / decrease in assets:
Accounts receivables	1,658	90,332
Other current assets	(54,320)	(911,738)
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	32,163	113,280
Tax payable	(1,288,331)	283,155
Unearned revenue	(46,366)	14,636
Other payable	(191,064)	(237,824)

Total Adjustments	476,940	(398,548)
Net cash provided by operating activities	9,204,896	1,191,590

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(5,152)	(1,595)
Loan from related party	645,675	-
Payments to construction in progress	(14,292,256)	(2,259,195)
Payments to purchase intangible assets	(6,364,755)	-
Net cash used in investing activities	(20,016,488)	(2,260,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	13,027,250	-
Loan payments	(848,634)	(907,665)
Net cash provided by (used in) financing activities	12,178,616	(907,665)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13,331)	29,803

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,353,693	(1,947,062)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	726,631	2,215,910

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,080,324	$268,848

SUPPLEMENTAL DISCLOSURES:
Cash paid during the quarter for:
Income tax payments	$100,795	$-

Interest payments	$88,083	$126,134

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

Keenway Limited (“Keenway”) was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd.  Its registration number is CR-187088, and its registered address of Scotia Centre, 4th Floor, P. O. Box 2804, George Town, Grand, Cayman, KY1-1112, Cayman Islands.

On November 19, 2007, the Keenway Shareholders, Keenway Limited, Hong Kong Yi Tat and we entered into a definitive Share Exchange Agreement (“Exchange Agreement”) which resulted in Keenway becoming our wholly owned subsidiary (the “Merger”).  The Merger was accomplished by means of a share exchange in which the Keenway Shareholders exchanged all of their stock in Keenway for the transfer and additional issuance of our common stock.

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Under the terms of the Exchange Agreement and as a result of the Merger:

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

This transaction closed on November 19, 2007.

Hongkong Yi Tat (“HK YiTat”)was established on July 28, 2000, under the laws of Hong Kong Special Administration Region. . HK YiTat, the wholly owned subsidiary of Keenway, owns the operating subsidiary - Fujian Jintai Tourism Developments Co.Ltd, and its subsidiaries.

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

As of June 30, 2008 and December 31, 2007, the Company has consolidated Jiaoguang’s financial statements in the accompanying consolidated financial statements as VIE since Jiaoguang and the Company’s contractual relationship comply with FIN 46R .

2.      BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Yida Holding Co. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

· Carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

· Inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

c. Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2008 and December 31, 2007, the Company had accounts receivable of $21,650 and $21,965 respectively.

d. Impairment

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

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the six month period ended June 30, 2008.

e. Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $96,784 and $135,945 respectively as of June 30, 2008 and December 31, 2007. .

Revenues from advance resort ticket sales are recognized when the tickets are used. Revenues from our contractors who have tourism contracts with us are generally recognized when the tourists visit the resort.

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

As of June 30, 2008 and December 31, 2007, the Company did not generate revenue from ethnic culture communications, timeshare resorts operation, souvenir sales and the related tourism service.

f. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. There is a contract in force for the period of August 1, 2003 to July 31, 2010 between a related party (Xinhengji, XHJ) and a Television Station (Owned by The Chinese Government) that provides for prepaid airtime to be purchased and utilized by the related party in return for payment of RMB 5,000,000 and purchase of suitable programming for the station in the amount of an additional RMB 5,000,000.  XHJ is 80% owned by a shareholder of the company and 20% owned by the shareholder’s mother.

XHJ has signed a contract with the Company to assign the Company to manage the commercial of the TV station. The Company is responsible for paying the air time for RMB5,000,000, which is capitalized and amortized on a monthly basis. XHJ is responsible for paying RMB 5,000,000 to purchase the TV programs and entitled to revenue other than the commercial revenue. It also states that if the Company helps XHJ to purchase the TV programs and if pays equaling or more than RMB 5,000,000 then the Company does not have to pay RMB 5,000,000 for airtime anymore. The amount paid over RMB 5,000,000 by the Company will be the Company’s expenses and will not be reimbursed by XHJ. The advertising costs incurred are charged as cost of sales against specific airtime segments.

The Company was authorized to acquire programs and produce programs for FETV. The costs incurred in acquiring and producing programs accounts is contractually reimbursed by XHJ and the Company did not net agency commissions against advertising revenue.

g. Income taxes

The Company accounts for income taxes using tax payable approach which did not need the recognition and measurement of deferred tax assets.

h. Segment reporting

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

During the six month periods ended June 30, 2008 and 2007, the Company is organized into two main business segments: tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended June 30, 2008 and 2007:

	Six month periods ended June 30
	2008	2007
Revenues from unaffiliated customers:
Advertisement	$11,132,918	$1,825,871
Tourism	2,621,653	1,966,245
Consolidated	$13,754,571	$3,792,116

Operating income:
Advertisement	$8,371,956	$717,423
Tourism	796,810	1,225,379
Reconciling Item (1)	(113,000)	-
Consolidated	$9,055,766	$1,942,802

Net income:
Advertisement	$8,317,553	$450,386
Tourism	508,249	1,139,752
Reconciling Item (1)	(97,846)	-
Consolidated	$8,727,957	$1,590,138

Identifiable assets:
Advertisement	$23,386,287	$8,061,010
Tourism	20,099,923	5,222,794
Reconciling Item (1)	1,217,342	-
Consolidated	$44,703,552	$13,283,804

Depreciation and amortization
Advertisement	606,500	165,343
Tourism	1,416,700	84,269
Reconciling Item (1)	-	-
Consolidated	2,023,200	249,612

Interest expense:
Advertisement	$51,560	$45,382
tourism	36,524	80,751
Consolidated	$88,083	$126,134

 (1) The reconciling amounts include certain assets which are excluded from segments.

i. Recent accounting pronouncements

In September 2006, FASB issued SFAS 158 EmployersAccounting for Defined Benefit Pension and Other Postretirement Plansan amendment of FASB Statements No. 87, 88, 106, and 132(R)This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognizethe funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles.  The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  This pronouncement will become effective 60 days following SEC approval.  The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

 j. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.      DUE FROM (TO) RELATED PARTY

Due to related party is payable to XHJ for normal business purposes in amount of $206,646 as of June 30, 2008.  The amount due to XHJ includes the loan amounting of $550,000 net of $343,354 receivable from XHJ for reimbursement of purchasing programs for FETV as of June 30, 2008.   80% shares of XHJ is owned by a major shareholder of the company and the rest 20% owned by the shareholder’s mother.

Amount due from related party is receivable from Jinyang Company and XHJ for $294,770 and $56,680 as of December 31, 2007, respectively. Jinyang is 96% owned by 2 shareholders of the Company and XHJ which is 80% owned by a shareholder of the company and 20% owned by the shareholder’s mother.

The amount due from XHJ includes the loan to XHJ for $606,680 minus $550,000, which is the expense XHJ paid for the company’s reverse merger. The amount is due on demand, unsecured and interest free. As of December 31, 2007, the amount due from related party amounted to $351,450.  The amount due from related parties has been collected as of March 26, 2008.

4.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
House & Building	$9,004,919	8,467,310
Electronic Equipments	188,117	171,893
Transportation Equipments	63,104	59,336
Office Furniture	8,451	7,946
Subtotal	9,264,591	8,706,485
Less: Accumulated Depreciation	(757,399)	(521,939)
Total	$8,507,192	8,184,546

 Depreciation expenses for the six month periods ended June 30, 2008 and 2007 were $196,280 and $173,973 respectively.

5.      CONSTRUCTION IN PROGRESS

Construction in progress amounted to $15,028,599 and $278,803 as of June 30, 2008 and December 31, 2007 respectively and comprised mainly of new landscapes in the tourist resort where the Company has management right.

The Company entered a construction contract with an unrelated party to develop project of Zhuangyuanyan resort on January 2008. The total contract amount is $11,649,250 (RMB82.57 million) and the whole project will finish within 180 days. As of June 30, 2008, $11,637,095 (RMB79.82 million) was paid per contract.

The Company also entered another construction contract with an unrelated party to develop project of Luohanshan resort on May 2008. The total contract amount is $7,540,348 (RMB51.72 million) and the whole project will finish within 180 days. As of June 30, 2008, $2,011,926 (RMB13.8 million) was paid per contract.

The rest amount of $1,379,758 was construction for parking and boarding construction in the resort the Company managed.

6.      INTANGIBLE ASSETS

As of June 30, 2008 and December 31, 2007, intangible assets were as follows:

	June 30, 2008	December 31, 2007
Intangible asset
Management right of tourist resort	$5,102,710	4,798,070
Advertising board	6,560,627	-
Accumulated amortization	(1,417,013)	(841,185)
Total	$10,246,324	3,956,885

The company acquired 30 years tourist resort management right at August, 2001 from unrelated parties by paying cash. The Company entered an agreement with one third party on February 29, 2008 and obtained five-year use rights of 30 outside advertising boards in Fuzhou city amounting to $6,408,248 (RMB45,000,000).

In accordance with SFAS 142 the advertising board is a non monetary asset without physical substance that provides probable future economic benefits and has costs that can be reliably measured. An intangible asset is identifiable if it arises from contractual or other legal rights, regardless of whether those rights are transferable or separable from the entity or from other rights and obligations.

The term of the contact is in excess of twelve months and inures exclusive operation rights for the registrant in the future 5 years. The registrant expects the future economic benefits from the advertising revenue through the 30 outside boards and the cost was prepaid in the amount to $6,408,248.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008 the Company expects these assets to be fully recoverable.

Total amortization expenses for the six month periods ended June 30, 2008 and 2007 amounted to $506,823 and $75,639 respectively. Amortization expenses for next five years after June 30, 2008 are as follows:

1st year	$1,013,646
2nd year	1,013,646
3rd year	1,013,646
4th year	1,013,646
5th year	1,013,646
After	4,043,906
Total	$10,246,324

7.      LONG TERM PREPAID EXPENSE

As of June 30, 2008 and December 31, 2007, the company has long term prepaid expenses amounting to $8,698,906 and $9,459,052 respectively.

Fuyu and Yintai entered two marketing promotion agreements with two tour agents (unrelated parties) for promoting the resorts the Company owns in the next three years in March 2008. The two tour agents promise to bring tourism revenue for Yintai amounting to $2,926,552 (RMB 21 million) annually for the next three years. At the same time, Fuyu had prepaid the special market promotion fee $5,346,421 ($1,782,140 annual) to the two contractors entirely for the next three years.   Fuyu also provide 500 minutes advertisement free annually for the two contractors. The prepaid expense for the two tour agents as of June 30, 2008 and December 31, 2007 was $5,054,113 and $5,357,385 respectively.

Fuyu entered another contract with another unrelated party for purchasing TV programme . Fuyu prepaid $4,112,631 (RMB 30 million) to the unrelated party as of December 31, 2007 and the contractor promise to bring advertising revenue to Fuyu  amounting to $2,741,754 (RMB 20 million) annually for the next three years.  The prepaid balance for this contract was amounting to $3,644,793 and $4,101,667 as of June 30, 2008 and December 31, 2007.

Total amortization expenses for the six months ended June 30, 2008 and 2007 amounted to $1,320,097 and $0 respectively. Amortization expenses for next three years after June 30, 2008 are as follows:

1st year	$3,253,097
2nd year	3,253,097
3rd year	2, 213,079
Total	$8,719,273

8.     OTHER PAYABLE

Other payables are payables to unrelated parties other than suppliers. The amount is $428,732 and $449,507. The balances were due on demand and interest free without secures.

9.     TAX PAYABLES

Tax payables consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
City planning tax	2,140	50,876
Business tax payable	71,316	873,701
Individual income tax payable	986	667
Income tax payable	302,757	142,604
Education plus tax	2,559	34,911
Cultural construction fee	21,607	523,339
Total	401,364	1,626,099

10.    LOAN PAYABLE

As of June 30, 2008 and December 31, 2007, the loans payables were as follows:

	June 30, 2008	December 31, 2007
Short term loans
Fuzhou Commercial Bank	$1,166,334	1,096,702
Bank of China	-	822,526
Total	$1,166,334	1,919,228

As of June 30, 2008, Jiaoguang had a loan payable of $1,166,334 to Fuzhou Commercial Bank, with an annual interest rate of 8.748% and due on November 16, 2008. The loan is guaranteed by a related party which is under common control of the major shareholder of the Company.

The interest expenses are $88,083 and $126,134 for the six month periods ended June 30, 2008 and 2007.

11.  INCOME TAXES

The Company is registered in Hong Kong, China and has operations in primarily two tax jurisdictions - the PRC and China (HK). For certain operations in the HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from operations income consists of the following for the six month periods ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
HK Current Income Tax Expense (Benefit)	$-	$-

PRC Current Income Expense (Benefit)	$247,382	$221,832

Total Provision for Income Tax	$247,382	$221,832

The following is a reconciliation of the provision for income taxes at the PR and HK tax rate to the income taxes reflected in the Statement of Operations:

	6-30-2008	6-30-2007
Tax expense (credit) at statutory rate - HK	17.5%	17.5%
Changes in valuation allowance	(17.5%)	(17.5%)
Foreign income tax benefit - PRC	25%	30%
Tax expense at actual rate	3%	12%

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

The applicable income tax rate for the business operation in PRC is 25% in 2008 except Fuyu. Fuyu is completely exempt of income tax for the first 2 years up to December 2008.There were no significant book and tax basis difference.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of June 30, 2008 and 2007.

	6-30-2008	6-30-2007
Net operation gain (loss) carry forward	$(418,293)	$1,590,178
Total deferred tax assets	104,573	-
Less: valuation allowance	(104,573)	-
Net deferred tax assets	$-	$-

Hong Kong (HK)

The following table sets forth the significant components of the net deferred tax assets for operation in the HK as of June 30, 2008 and 2007.

	6-30-2008	6-30-2007
Net operation gain (loss) carry forward	$(97,846)	$-
Total deferred tax assets	17,123	-
Less: valuation allowance	(17,123)	-
Net deferred tax assets	$-	$-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2008 and 2007:

	6-30-2008	6-30-2007
Aggregate:
Total deferred tax assets	$121,696	$-
Less: valuation allowance	(121,696)	-
Net deferred tax assets	$-	$-

13.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the six months ended June 30, 2008. There are no major vendors which accounting over 10% of the total purchase for the six months ended June 30,2008. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

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

15.   COMMITMENTS AND LEASES

Operating Contract

Jintai entered an agreement of operating of Big Golden Lake Tourism Project with management committee of Fujian Taining Jinhu Tourism Economic Developing District on 2001. Pursuant the agreement, Jintai has the operation right of Province Park in the Big Golden Lake Tourism Project for 31 years, including the landscapes of Golden Lake, Shangqinxin, Zhuangyuanyan and etc. The transferring fee of the operation right of province park was $4,785,278 (RMB35 million). Jintai Tourism may enjoy the revenue generated from tickets sold and other income generated from the resort affiliated and services provided.

The Company booked the operation right of landscapes as intangible assets with the original cost amounting of $4,785,278 (RMB35 million). The operation right of landscape was amortized equally in 31 years started from 2001. The Company booked amortization expense under “General and Administration expense” as of June 30, 2008 and December 31, 2007.

Management contract

On December 30, 2004, shareholders of Jiaoguang Media entered into a set of Contractual Arrangements with the Company. The relationships with the Company and its shareholders are governed by the Contractual Arrangements.

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which the Company has the right to advise, consult, manage and operate Jiaoguang Media, and collect and own all of respective net profits of Jiaoguang Media. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Jiaoguang Media have vested their voting control over Jiaoguang Media to the Company. In order to further reinforce the Company’s rights to control and operate Jiaoguang Media, Jiaoguang and its shareholders have granted the Company, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Jiaoguang Media or, alternatively, all of the assets of the Jiaoguang Media. Further, the shareholders of Jiaoguang Media have pledged all of their rights, titles and interests in the Jiaoguang Media to the Company under an Equity Pledge Agreement.

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

Because Jiaoguang Media and the Company’s contractual relationship comply with FIN 46R, the Company has consolidated Jiaoguang Media as VIE since 2004. The Company has consolidated Jiaoguang Media as a VIE in the 10Q and 10KSB as of June 30, 2008 and December 31, 2007 filed with SEC.

Lease commitments

The Company incurred rent expenses $9,785 and $8,034 for the years ended June 30, 2008, and 2007.

The Company and its subsidiaries made no commitments of leases for future periods.

16.  SHAREHOLDERS’ EQUITY

 1) SHARE EXCHANGE AGREEMENT

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

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

	Common Shares	Common Stock	Additional Paid-in Capital	Total
Balance, January 1, 2007 (1)	94,015,167	$94,016	$8,507,831	$8,601,847
Recapitalization (2)	5,983,580	5,984	(5,984)	-

Balance, December 31, 2007	99,999,547	$100,000	$8,501,847	$8,601,847

(1)
The amount shown for paid in capital would be valued in terms of the issued capital of the nominal acquiree (the new subsidiary). The above amount of $8,601,847 represents the capital amount of Keenway Limited.

(2)
This amount represents the value of shares issued by the shell company prior to reverse acquisition recorded as a difference between the opening balance of equity of Keenway Limited as of January 1, 2007 and December 31, 2007. Any transaction after the reverse acquisition is not part of this amount.

2) Our common stock has been quoted on the OTC Bulletin Board under the symbol "IYSA.OB" since 1999.  In December 2007, the symbol changed to “IAVA.OB” pursuant to a 10 for 1 reverse split.  Since the end of the 2007 fiscal year and in February 2008, we effectuated another 10 for 1 reverse stock split and changed our name to China Yida Holding, Co. as a result of the reverse merger that closed on November 17, 2007.  Accordingly, our symbol was changed to “CYID.OB.”

3) On February 29, 2008, the Company issued shares of our common stock to certain individuals and entities listed below pursuant to the terms of the Share Exchange Agreement entered into on November 19, 2007.  Specifically, we issued a total of 44,751,046 shares of common stock to certain entities

On March 7, 2008, the Company entered into a Financing transaction with Pope Investments II LLC, an accredited investor, and certain other accredited investors.  Pursuant to the Financing Documents, we sold units of securities that consisted of an aggregate of 13,333,334 shares of common stock and warrants exercisable into 6,666,667 shares of common stock for a total purchase price of 14,000,000.  The purchase price of one unit was $1.05. The fair market value of the 6,666,667 shares of warrants was $21,999,901 as of March 7, 2008. The company paid $972,750 to the various parties as fund raising cost which was deducted directly from the fund raised amounting of 14,000,000 on March 2008.

Pursuant to terms, the warrants can be converted into 6,666,667 shares of common stock at an exercise price of $1.25 per share and can be exercised beginning on September 6, 2008 and will expire on September 6, 2011. Cashless exercise available with payment in common shares of the company if shares underlying the warrant are not registered. And Call provision (at the option of the grantor) in the warrants is available if the company attains certain EPS at December 31, 2008.  The warrants are permanent in nature with no requirement on the part of the Company to redeem for cash.

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

The assumptions used for warrants issued with the share purchasing in Black Scholes calculation are as follow:

Risk-free interest rate	2.5%
Expected life of the options	3 year
Expected volatility	514.17%
Expected dividend yield	0%

Warrants outstanding at June 30, 2008 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$1.05	6,666,667	3	$1.05	6,666,667	$1.05	$4,333,334

17.  OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2008 and December 31, 2007 are as follows:

Translation Adjustment
Balance at December 31, 2006	$42,584
Change for 2007	961,760
Balance at December 31, 2007	1,004,344
Change for 2008	1,788,184

Balance at March 31, 2008	$2,792,528

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

·	Keenway became our wholly owned subsidiary;
·
In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which was transferred from certain InteliSys Shareholders;

·	Immediately following the closing of the Merger, the Keenway Shareholders own approximately 94.5% of our issued and outstanding shares on a fully diluted basis.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Net Revenues increased from $2,250,360 for the three months ended June 30, 2007 to $6,902,287 for the three months ended June 30, 2008.  This is an increase of 306.7% from the previous years three months ended June 30.

Costs of Revenue

Our Costs of Revenues (“COR”) increased from $403,672 for the three months ended June 30, 2007 to $1,235,228 for the three months ended June 30, 2008.  This is an increase of 306% and was incurred based on the growth of the business and the increase in revenues by $831,556 during the first 6 months of 2008 compared to the same period in 2007.

Gross Profit

As a result of the increased revenue, our Gross Profits increased by306.8% from $1,846,688 during the three months ended June 30, 2007 as compared to $5,667,060 for the three months ended June 30, 2008.

Operating Expenses

Total operating expenses during the three months ended June 30, 2008 were $1,089,992 compared to $719,735 during the three months ended June 30, 2007, an increase of $370,257or 151.4%.  This increase is a direct result of the growth the company is experiencing.

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

With respect to the mass media, we expect to grow by obtaining permission to run another operating television network.  We will be looking to operate a provincial-level educational TV station.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2008, we had approximately $2,080,324 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

China Yida Holding, Co.

Date: August 14, 2008	By:	/S/ Chen Minhua
Chen Minhua Chief Executive Officer