Form 10KSB/A
period 2007-12-31
CHINA YIDA HOLDING, CO.
filed 2008-08-29
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Fiscal year ended December 31, 2007 Compared to fiscal year ended December 31, 2006
	DECEMBER 31，
	2007	2006
Net revenue
Advertisement	$12,246,964	$7,651,441
Tourism	2,330,801	2,560,392
Total	14,577,765	10,211,833

Cost of revenue (exclusive of depreciation shown separately below)
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

Net Revenue:

Net revenue increased by $4,365,932, or 42.75%, from $10,211,833 in the fiscal year ended December 31, 2006 to US$14,577,765 in the fiscal year ended December 31, 2007.  Our overall net revenue increased because our company is continuing to grow, specifically, our revenue increased due to the increased revenue in our media and advertising business.  We have been able to capitalize on the growing Chinese economy.  Our revenue for our tourism segment decreased from fiscal year 2006 to fiscal year 2007 because of construction of a dam at our Great Golden Lake.  From October 2007 until February 2008 we were constructing a dam to control the water level at the tourist destination.  This construction negatively impacted our revenues for fiscal year 2007 for the tourism business.  However, we do not expect this construction to negatively affect our tourism revenues for fiscal year 2008.  This construction was only temporary and the dam is completed and the water level is now constant.  Our revenue from the advertising business increased from fiscal year 2006 to fiscal year 2007 and we expect it to continue to increase due to the growing Chinese economy.

Our revenue from advertisement for the fiscal year ended December 31, 2007 was $12,246,964 and for the fiscal year ended December 31, 2006 it was $7,651,441.  This was a one year increase of $4,595,523 or 60%.  This increase was the result of FETV’s successful completion of the reconstruction of its programming.  The re-programming went into effect in the last 6 months of 2007 and the audience ratings increased dramatically after this went into effect.  As a result, our clients increased their advertising budgets on our programs.  This led to the dramatic increase from our advertising revenue.

Our revenue from tourism for the fiscal year ended December 31, 2007 was $2,330,801 and for the fiscal year ended December 31, 2006 it was $2,560,392.  This was a decrease of $229,591 or 9%.  This decrease was due to construction of a dam on our tourist attraction, the Great Golden Lake.  The construction was only temporary but slowed visitors to our tourist attraction.  The construction is now completed and the water level is now constant.

Cost of revenue:

Cost of revenue decreased by US$213,019, or 9.3%, from US$2,284,428 in the fiscal year ended December 31, 2006 to US$2,071,409 in the fiscal year ended December 31, 2007. The cost of revenue decreased because in 2006 we had high expenses to purchase licenses of TV programs.  The cost to purchase those licenses decreased in fiscal year 2007.

Our cost of revenue from advertisement for the fiscal year ended December 31, 2007 was $2,000,684 and for the fiscal year ended December 31, 2006 it was $2,205,646.  This was a decrease of $204,962 or 9.2%.  The decrease was the result of our successful reconstruction of our programming which led to a reduction in the speed in purchasing TV programs.  Accordingly, the cost of our revenue decreased.

Our cost of revenue from tourism for the fiscal year ended December 31, 2007 was $70,726 and for the fiscal year ended December 31, 2006 it was $78,782.  This was a decrease of $8,056 or 10.2%.  Our cost of tourism decreased because the amount of tourists visiting our site decreased because we were doing construction on our tourist attraction, the Great Golden Lake, during the last few months of 2007.  This led to less revenue and less costs associated with the revenue.

Gross profit:

Gross profit increased by US$4,578,951, or 57.76%, from US$7,927,405 in the fiscal year ended December 31, 2006 to US$12,506,356 in the fiscal year ended December 31, 2007 mainly due to the increase in advertisement revenue and tourism revenue. Our gross profit increased because our revenues increased and our costs, both fixed and variable, did not increase at the same rate that our revenues increased.

Operating Expenses:

Operating expenses were US$1,840,312 in the fiscal year ended December 31, 2006, compared to US$3,595,876 in the fiscal year ended December 31, 2007.  This represents an increase of US$1,755,564, or 95%, primarily due to a large increase in operations and significant business growth. The operating expenses increased due to the increase in revenues.  The increase in revenues cause the company to increase its expenses in order to keep up with the increasing revenues.  This is a variable expense and should fluctuate according to our revenues.

Income from Operations:

Operating profit was US$6,087,093 in the fiscal year ended December 31, 2006 and US$8,910,480 in the fiscal year ended December 31, 2007.  The increase of US$2,823,387, or 46%, was primarily the result of increased gross profit. Our income from operations increased because we increased our revenue at a greater rate than our expenses from operations increased.

Net Income:

Net income was US$5,816,636 in the fiscal year ended December 31, 2006, compared to US$10,978,150 in the fiscal year ended December 31, 2007, an increase of US$5,161,514, or 88.7%. Our net income increased because our revenues increased.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

ITEM 7.    FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2007

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET

PAGE	F-3	STATEMENT OF OPERATIONS

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

PAGE	F-5	STATEMENT OF CASH FLOWS

PAGES	F-6 - F-20	NOTES TO FINANCIAL STATEMENTS

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

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 10, 2008

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$726,631
Accounts receivable	21,965
Other receivables, net	36,532
Amount due from related party	351,450
Prepayments	24,173
Total current assets	1,160,751

Property, plant and equipment, net	8,184,546

Construction in progress, net	278,803

Intangible assets, net	3,956,885

Advances	9,459,052

Total assets	$23,040,037

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$170,226
Other payable	449,507
Unearned revenue	135,945
Accrued payroll	70,762
Tax payables	1,626,099
Loan payable, short term	1,919,228
Total current liabilities	4,371,767

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 0 shares issued and outstanding, par value $0.001 per share , no voting rights )	-
Common stock (100,000,000 shares authorized and 99,999,547 issued and outstanding, par value $0.001 per share , non-cumulative voting )	100,000
Additional paid in capital	8,501,847
Accumulated other comprehensive income	1,004,344
Retained earning	9,062,079

Total stockholders' equity	18,668,270

Total liabilities and stockholders' equity	$23,040,037

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	DECEMBER 31，
	2007	2006
Net revenue
Advertisement	$12,246,964	$7,651,441
Tourism	2,330,801	2,560,392
Total	14,577,765	10,211,833

Cost of revenue (exclusive of depreciation shown separately below)
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

Subsequent to November 17, 2006, the Company (InteliSys Aviation Systems of America, Inc.) became a public shell whose business plan contemplated merger with an unidentified Company or Companies.  The merger between Keenway Limited and Intllisystem facilitated the merger with the operating company.  The Merger was accomplished by means of a share exchange in which the Keenway Shareholders exchanged all of their stock in Keenway for the transfer and additional issuance of our common stock.  Under the terms of the Exchange Agreement and as a result of the Merger:

	Keenway became our wholly owned subsidiary;

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

Fujian Jintai Tourism Developments Co.Ltd (“Jintai”) is incorporated on October 29, 2001 under the laws of PRC and located in Taining County, Fujian Province in China. It mainly engages in tourism developments, ethnic culture communication, timeshare resorts operation, souvenirs sales, and related tourism services. It has gained 30 years of management rights (from 2001 to 2031) to manage the Big Golden Lake in Fujian province, one of the 7 best Danxia landforms in China.   Jintai Tourism entered into an operating agreement, Big Golden Lake Tourism Project, with the management committee of Fujian Taining Jinhu Tourism Economic Developing District in 2001. Pursuant to the agreement, Jintai Tourism has had the operation right of province park in the Big Golden Lake Tourism Project for 31 years, including the landscapes of Golden Lake, Shangqinxin, Zhuangyuanyan and etc. The transferring fee of the operation right of province park was $4,785,278 (RMB35 million). Jintai Tourism may enjoy the revenue generated from tickets sold and other income generated from the affiliated resort and the services provided.  The Company booked the operation right of landscapes as intangible assets with the original cost amounting to $4,785,278 (RMB35 million). The operation right of landscape was equally amortized in 31 years starting in 2001. The Company booked amortization expense under “General and Administration expense” as of December 31, 2007.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fujian Jiaoguang Media Co.Ltd (“Jiaoguang”) is incorporated on October 9, 2004 under the laws of PRC and located in Fuzhou City, Fujian Province in China. It mainly engages in advertisement, publishing, exhibition, cultural communication and coordinating  cultural performance as an agent. Jiaoguang did not hold, lease, or otherwise account for broadcasting licenses with the Chinese government.   It has gained 7 years of managing rights of Fujian Education TV advertisement (from 2003 to 2010), and has option to another 5 years’ management.

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

The Company did consolidate the financial statements of Jiaoguang Media as of and for the year ended, December 31, 2007.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company consolidated the financial statements of Jiaoguang as of, and for the year ended December 31, 2007 because Jiaoguang and the Company’s contractual relationship comply with FIN 46R. Jiaoguang was authorized to acquire programs and produce programs for FETV. The costs incurred in acquiring and producing programs accounts as the Cost of Revenue and Jiaoguang did not net agency commissions against advertising revenue.

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

Revenues from advance resort ticket sales are recognized when the tickets are used. Revenues from the companies who have tourism contracts with the company are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction. As of December 31, 2007, the Company did not generate revenue from ethnic culture communications, timeshare resorts operations, souvenir sales and the related tourism service.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Xinghenji (“XHJ”) has contracted with the Company to enable it to own the rights to sell commercial advertising minutes on FETV television stations. This right was acquired by the Company under the provisos of a year term with total cost of $657,393 (RMB5,000,000). The total value of the arrangement is charged on a monthly basis, no intangible assets have been recorded in this regard.  The Company records the right in the amount of $54,783 (RMB416,667) as cost of revenue against advertisement revenue monthly.,

As a coincidental part of the arrangement the Company is obligated to purchase appropriate television programming for FETV station.  XHJ is obligated to reimburse the registrant for up to $657,393 (RMB 5,000,000) for the purchase of the television programs. If the amount paid for purchasing programs is more than $657,393 (RMB 5,000,000) the Company bears the excess cost.  These are the significant provisions of the contract and do not include any agency relationships.

The Company has recorded a receivable from XHJ for the amount of purchasing programs for FETV up to the aforementioned $657,393 (RMB 5,000,000). To the extent the Company has expended in excess of  $657,393 (RMB 5,000,000) in connection with the purchase of programming, this amount is borne by the Company.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because our business structure is separate for each segment, the operating costs included in one segment will not benefit the other segment. For the year ended December 31, 2006, there are no reconciling amounts. For the year ended December 31, 2007, the reconciling items for were as follows:

Year ended December 31,
2007

Operating income :
A dvertisement	$8,996,777
T ourism	467,452
Consolidated	9,464,229
Reconciling item (1)	(553,749)
Total	$8,910,480

Identifiable assets:
Advertisement	$17,887,803
Tourism	4,683,177
Consolidated	22,570,980
Reconciling item (1)	469,057
Total	23,040,037

Net income
Advertisement	$9,354,241
Tourism	2,177,645
Consolidated	11,531,886
Reconciling item (1)	(553,736)
Total	$10,978,150

(1) The reconciling amounts include certain assets which are excluded from segments.

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

3.  ADVANCES

As of December 31, 2007, the company has Advances amounting to $9,459,052.

Fuyu entered two marketing promotion agreements with two tour agents (unrelated parties) for promoting the resorts the Company owns in the next three years started from 2008. The two tour agents promise to bring tourism revenue to Fuyu amounting to $2,878,842 (RMB 21 million) annually for the next three years.

At the same time, Fuyu had prepaid the special market promotion fee $5,346,420 ($1,782,140 annum) to the two contractors entirely for the next three years as of December 31, 2007.   Fuyu also agreed to provide 500 minutes of free advertising annually for the two contractors. The advances for the two tour agents as of December 31, 2007 were $5,346,420. Subsequently in March 2008, the Company reorganized the business arrangement and transferred the two agreements to Yintai which set up in 2008 and specialize in tourism.

Fuyu entered another contract with a third unrelated party for purchasing TV programs. The advance balance amounted to $4,112,632 as of December 31, 2007.  The contractor agreed to bring advertising revenue to Fuyu amounting to $2,741,754 (RMB 20 million) annually for the next three years.

4 .   OTHER RECEIVABLE

Other receivable amounted to $36,532 as of December 31, 2007. Other receivable is comprised of advances to employees and other unrelated parties, interest free, and due on demand.

5 .   AMOUNT DUE FROM RELATED PARTIES

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

6.    PROPERTY, PLANT AND EQUIPMENT

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

7 .  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $278,803 as of December 31, 2007 and is mainly constructions for parking and boarding constructions in the tourist resort where the Company has management right.

8.     INTANGIBLE ASSETS

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

Jiaoguang Media did not hold, lease, or otherwise account for broadcasting licenses with the Chinese government

9 .   OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount is $449,507, due on demand and interest free as of December 31, 2007.

10 .   TAX PAYABLES

Tax payables consist of the following as of December 31, 2007:

City planning tax	50,876
Business tax payable	873,701
Individual income tax payable	667
Income tax payable	142,604
Education fee	34,911
Cultural construction fee	523,339
Total	1,626,099

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11 .   LOAN PAYABLE

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

12.   SHAREHOLDERS’ EQUITY
(a) SHARE EXCHANGE AGREEMENT

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

In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which was transferred from certain InteliSys Shareholders; Immediately following the closing of the Merger, the Keenway Shareholders owned approximately 94.5% of our issued and outstanding shares on a fully diluted basis.

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

(b) EQUITY TRANSACTION

Jiaoguang Media increased its share capital from $1,778,823 to $2,564,000 (RMB 2,000 million) on November 2006 by its original shareholders.

13 .   OTHER (INCOME) EXPENSES

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 .   INCOME TAXES

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

15.    MAJOR CUSTOMERS AND VENDORS

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

16 .   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

17.   COMMITMENTS AND LEASES

Operating Contract

Jintai entered an agreement of operating of Big Golden Lake Tourism Project with management committee of Fujian Taining Jinhu Tourism Economic Developing District on 2001. Pursuant the agreement, Jintai has the operation right of Province Park in the Big Golden Lake Tourism Project for 31 years, including the landscapes of Golden Lake, Shangqing River Zhuangyuan Rock and etc. The transferring fee of the operation right of province park was $4,785,278 (RMB35 million). Jintai Tourism may enjoy the revenue generated from tickets sold and other income generated from the resort affiliated and services provided.

The Company booked the operation right of landscapes as intangible assets with the original cost amounting of $4,785,278 (RMB35 million). The operation right of landscape was amortized equally in 31 years started from 2001. The Company booked amortization expense under “General and Administration expense” as of December 31, 2007.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Because Jiaoguang Media and the Company’s contractual relationship comply with FIN 46R, the Company has consolidated Jiaoguang Media as VIE since 2004. The Company has consolidated Jiaoguang Media as a VIE in the 10KSB as of December 31, 2007 filed with SEC.

Leases commitments

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

18 .  SUBSEQUENT EVENTS

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

ITEM 8A.         CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules   based on the material weakness described below:

-	We failed to include the Management’s Report on Internal Control Over Financial Reporting in our Form 10-KSB filed on April 1, 2008.

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weaknesses in our internal control over financial reporting:

1.	We have amended the Form 10-KSB to include the Management’s Report on Internal Controls Over Financial Reporting;
2.	We will continue to educate our management personnel to comply with the disclosure requirements of Securities Exchange Act of 1934 and Regulation S-K; and
3.	increase management oversight of accounting and reporting functions in the future.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

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
and Directors as a Group
(3 people)

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.    EXHIBITS

Exhibit Number	Exhibit Title

14	Code of Ethics *

31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Lin Yongxi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lin Yongxi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the registrants Annual Report on Form 10-KSB (file number 000-26777) filed on March 27, 2008.

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

China Yida Holding, Co.
By:	/s/ Chen Minhua
Chief Executive Officer
Dated:	August 29 , 2008

By:	/s/ Peter Zheng
Principal Accounting Officer
Dated:	August 29 , 2008