Form 10-Q/A
period 2008-03-31
CHINA YIDA HOLDING, CO.
filed 2008-08-29
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 1 to
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

China Yida Holding, Co.
FORM 10-Q

March 31, 2008

PART I-- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,516,587	$726,631
Accounts receivable	33,568	21,965
Due from related party	-	351,450
Other current assets	200,485	60,705
Total current assets	5,750,640	1,160,751

Property, plant and equipment, net	8,403,902	8,184,546
Construction in progress, net	7,847,306	278,803

Intangible assets, net	10,370,286	3,956,885

Long-term prepaid expenses	9,007,149	9,459,052

Total assets	$41,379,284	$23,040,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$246,294	$240,988
Loan payable	1,139,244	1,919,228
Other payable	217,981	449,507
Due to related parties	1,963,774	-
Unearned revenue	49,050	135,945
Tax payables	786,551	1,626,099

Total current liabilities	4,402,894	4,371,767

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 1 share issued and outstanding, par value $0.001 , no voting right )	-	-
Common stock (100,000,000 shares authorized and 68,084,335 and 9,999,955 issued and outstanding as of March 31, 2008 and December 31, 2007, par value $0.001 , non-cumulative voting )	68,084	10,000
Additional paid in capital	21,561,013	8,591,847
Accumulated other comprehensive income	1,973,509	1,004,344
Retained earning	13,373,783	9,062,079

Total stockholders' equity	36,976,390	18,668,270

Total liabilities and stockholders' equity	$41,379,284	$23,040,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Net revenue
Advertisement	$5,859,330	$873,614
Tourism	992,954	668,142
Total net revenue	6,852,285	1,541,756

Cost of revenue (exclusive of depreciation shown separately below)
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

Revenues from advance resort ticket sales are recognized when the tickets are used. Revenues from our contractors who have tourism contracts with us are generally recognized over the period of the applicable agreements commencing with the opening of the related attraction.

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

Xinghenji has contracted with the Company to enable it to own the rights to sell commercial advertising minutes on FETV television stations. This right was acquired by the Company under the provisos of a year term with total cost of $657,393 (RMB5, 000,000). The total value of the arrangement is charged on a monthly basis, no intangible assets have been recorded in this regard.  The Company records the right in the amount of $54,783 (RMB416, 667) as cost of revenue against advertisement revenue monthly.,

As a coincidental part of the arrangement the Company is obligated to purchase appropriate television programming for FETV station.  XHJ is obligated to reimburse the registrant for up to $657,393 (RMB 5,000,000) for the purchase of the television programs. If the amount paid for purchasing programs is more than $657,393 (RMB 5,000,000) the Company bears the excess cost.  These are the significant provisions of the contract and do not include any agency relationships.

The Company has recorded a receivable from XHJ for the amount of purchasing programs for FETV up to the aforementioned $657,393 (RMB 5,000,000). To the extent the Company has expended in excess of $657,393 (RMB 5,000,000) in connection with the purchase of programming; this amount is borne by the Company.

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

During the three month periods ended March 31, 2008 and 2007, the Company is organized into two main business segments: tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Revenues from unaffiliated customers:
Advertisement	$5,859,330	$873,614
Tourism	992,954	668,142
Consolidated	$6,852,285	$1,541,756

Operating income :
Advertisement	$4,291,565	$374,628
Tourism	187,845	441,222
Reconciling items(1)	(712)	-
Consolidated	$4,478,698	$815,850

Identifiable assets:
advertisement	$23,765,026	$8,396,526
tourism	17,126,251	4,706,488
Reconciling items(1)	487,807	-
Consolidated	$41,379,084	$13,103,014

Net income
advertisement	$4,261,766	$236,505
tourism	50,699	310,346
Reconciling items(1)	(762)	-
Consolidated	$4,311,704	$546,852

Interest expense:
advertisement	$25,262	$21,688
tourism	35,987	43,364
Consolidated	$61,249	$65,052

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

Fuyu and Yintai entered two marketing promotion agreements with two tour agents (unrelated parties) for promoting the resorts the Company owns in the next three years in March 2008. The two tour agents promise to bring tourism revenue for Yintai amounting to $2,926,552 (RMB 2,1 million) annually for the next three years. At the same time, Fuyu had prepaid the special market promotion fee $5,332,166 ($1,777,389 annum) to the two contractors entirely for the next three years.   Fuyu also provide 500 minutes advertisement free annually for the two contractors. The prepaid expense for the two tour agents as of March 31, 2008 and December 31, 2007 was $5,090,997 and $5,357,385 respectively.  The corresponding amortization expenses for the three months ended March 31, 2008 and 2007 amounted to $452,919 and $0 respectively which were part of cost of revenue.

Fuyu entered another contract with another unrelated party for ordinary business contract. Fuyu prepaid $4,101,667 (RMB 3,000 million) to the unrelated party as of December 31, 2007 and had the prepaid balance amounting to $3,916,152 as of March 31, 2008.  The amortization expenses for the three months ended March 31, 2008 and 2007 amounted to $365,912 and $0 respectively.

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

The Company booked the operation right of landscapes as intangible assets with the original cost amounting of $4,785,278 (RMB35 million). The operation right of landscape was amortized equally in 31 years started from 2001. The Company booked amortization expense under “General and Administration expense” as of March 31, 2008 and December 31, 2007.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Because Jiaoguang Media and the Company’s contractual relationship comply with FIN 46R, the Company has consolidated Jiaoguang Media as VIE since 2004. The Company has consolidated Jiaoguang Media as a VIE in the 10KSB as of March 31, 2008 and December 31, 2007 filed with SEC.

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

2) EQUITY TRANSACTIONS

Jiaoguang Media was increased its share capital amounting of $1,778,823 to $2,564,000 (RMB 2,000 million) on November 2006 by its original shareholders.

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

Cost of revenue (exclusive of depreciation shown separately below)
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

Net Revenue:

Net revenue increased by US$5,315,529 or 344%, from US$1,541,756 for the three months ended March 31, 2007 to US$6,852,285 for the three months ended March 31, 2008.  Our overall net revenue increased because our company is continuing to grow, specifically, our revenue increased due to the increased revenue in our media and advertising business.

Our revenue from advertisement for the three months ended March 31, 2008 was $5,859,330 and for the three months ended March 31, 2007 it was $873,614.  This was an increase of $4,985,716 or 570%.  In the last 6 months, the Company successfully completed a reconstruction for FETV’s television programs.  After the reprogramming, the audience rating increased dramatically.  As a result, our advertisement customers increased their advertising budget and we realized an increase in our revenues from advertisement.

Our revenue from tourism for the three months ended March 31, 2008 was $992,954 and for the three months ended March 31, 2007 it was $668,142.  This was an increase of $324,812 or 48%.  In 2008, the Company has been increasing its budget on some specialized tourism markets to enhance the brand awareness of the Great Golden Lake.  With the increase of the number of visitors to our site, our revenue has increased.

Cost of revenue:

Cost of revenue increased by US$1,557,472 or 462%, from US$330,128 in the three months ended March 31, 2007 to US$1,887,600 in the three months ended March 31, 2008. The cost of revenue increased because of the increase revenue.  To maintain the sustainable increase

Our cost of revenue from advertisement for the three months ended March 31, 2008 was $1,384,565 and for the three months ended March 31, 2007 it was $324,977.  This was an increase of $1,059,588 or 326%.  In 2008, we have increased our amounts that we allocate for marketing and business development to raise the brand awareness for the Great Golden Lake.  The cost of revenue, therefore, has dramatically increased.

Our revenue from tourism for the three months ended March 31, 2008 was $503,035 and for the three months ended March 31, 2007 it was $5,151.  This was an increase of $497,884 or 9666%.

Gross profit:

Gross profit increased by US$3,753,057, or 309%, from US$1,211,628 in the three months ended March 31, 2007 to US$4,964,685 for the three months ended March 31, 2008 mainly due to the increase in advertisement revenue and tourism revenue. Our gross profit increased because our revenues increased and our costs, both fixed and variable, did not increase at the same rate that our revenues increased.

Operating Expenses:

Operating expenses were US$395,778 in the three months ended March 31, 2007, compared to US$485,987 in the three months ended March 31, 2008.  This represents an increase of US$90,209 or 22%, primarily due to a large increase in operations and significant business growth. The operating expenses increased due to the increase in revenues.  The increase in revenues caused the company to increase its expenses in order to keep up with the increasing revenues.  This is a variable expense and should fluctuate according to our revenues.

Income from Operations:

Operating profit was US$815,850 in the three months ended March 31, 2007 and US$4,478,698 in the three months ended March 31, 2008.  The increase of US$3,662,848, or 448%, was primarily the result of increased gross profit. Our income from operations increased because we increased our revenue at a greater rate than our expenses from operations increased.

Net Income:

Net income was US$547,480 in the three months ended March 31, 2007, compared to US$4,311,704 in the three months ended March 31, 2008, an increase of US$3,764,224 or 687%. Our net income increased because our revenues increased.

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

China Yida Holding, Co.

Date: August 29 , 2008	By:	/S/ Chen Minhua
Chen Minhua Chief Executive Officer