Form 10-Q
period 2008-09-30
CHINA YIDA HOLDING, CO.
filed 2008-11-14
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 5,2008: 68,084,487 shares

China Yida Holding, Co.
FORM 10-Q
September 30, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I-- FINANCIAL INFORMATION

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,373,184	$726,631
Accounts receivable	4,988	21,965
Due from related party	-	351,450
Other current assets	429,419	60,705
Total current assets	1,807,591	1,160,751

Property, plant and equipment, net	8,456,954	8,184,546
Construction in progress, net	22,609,581	278,803

Intangible assets, net	9,934,864	3,956,885

Long-term prepaid expenses	7,907,641	9,459,052

Total assets	$50,716,630	$23,040,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$320,893	$240,988
Loan payable	1,173,313	1,919,228
Other payable	402,136	449,507
Due to related parties	550,000	-
Unearned revenue	384,969	135,945
Tax payables	498,711	1,626,099

Total current liabilities	3,330,022	4,371,767

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 1 share issued and outstanding, par value $0.001)	-	-
Common stock (100,000,000 shares authorized and 68,084,487 and 9,999,955 issued and outstanding as of September 30, 2008 and December 31, 2007, par value $0.001)	68,085	10,000
Additional paid in capital	21,561,012	8,591,847
Accumulated other comprehensive income	3,063,678	1,004,344
Retained earning	22,693,833	9,062,079

Total stockholders' equity	47,386,608	18,668,270

Total liabilities and stockholders' equity	$50,716,630	$23,040,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)
	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2008	2007	2008	2007
Net revenue			-
Advertisement	$16,947,170	$8,061,125	$5,814,252	$6,235,254
Tourism	4,471,293	3,365,249	1,993,757	1,481,229
Total net revenue	21,418,463	11,426,374	7,808,009	7,716,483

Cost of revenue
Advertisement	3,621,435	1,548,091	1,238,597	839,490
Tourism	1,921,452	597,831	900,292	333,726
Total cost of revenue	(5,542,887)	(2,145,922)	(2,138,889)	(1,173,216)

Gross profit	15,875,576	9,280,452	5,669,119	6,543,266

Operating expenses
Selling expenses	533,097	324,211	139,524	125,359
Operating and administrative expenses	1,201,403	953,106	444,286	357,575
Total operating expenses	1,734,500	1,277,317	583,810	482,934

Income from operations	14,141,075	8,003,135	5,085,309	6,060,333

Other (income) expense
Other expense, net	3,083	11,449	6,059	5,972
Interest expense	115,226	179,637	27,143	53,503
Interest income	(5,555)	(839)	(875)	(61)

Total other expense	112,754	190,247	32,327	59,414

Income before income taxes	14,028,322	7,812,888	5,052,983	6,000,919

Provision (benefit) for income taxes	396,568	79,089	149,186	(142,743)

Net income	13,631,754	7,733,800	4,903,797	6,143,662

Other comprehensive income
Foreign currency translation gain	2,059,334	308,646	271,150	121,847

Other comprehensive income	$15,691,088	$8,042,446	$5,174,947	$6,265,509

Basic net earnings per share	$0.25	$0.82	$0.07	$0.65
Basic weighted average shares outstanding	54,042,072	9,401,597	68,084,487	9,401,597

Diluted net earnings per share	$0.25	$0.82	$0.07	$0.65
Diluted weighted average shares outstanding	55,108,739	9,401,597	69,151,154	9,401,597

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,631,754	$7,733,800
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	297,897	267,262
Amortization	3,033,185	116,341
Bad debt reserve	32,226	-
(Increase) / decrease in assets:
Accounts receivables	(2,662)	97,525
Other current assets	(154,944)	(6,591)
Inventories	-	(3,802)
Advances	(123,717)	208,823
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	61,505	(91,118)
Tax payable	(1,210,134)	735,784
Unearned revenue	233,573	115,295
Other payable	(126,078)	328,351

Total Adjustments	2,040,850	1,767,870

Net cash provided by operating activities	15,672,604	9,501,670

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property & equipment	(6,004)	(204,363)
Payments to construction in progress	(21,756,718)	(2,208,496)
Investment in intangible assets	(6,435,835)	-
Net cash used in investing activities	(28,198,557)	(2,412,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related parties	901,450	-
Issuance of shares for cash	13,027,250	398,883
Loan payments	(895,383)	(9,439,379)
Net cash provided by (used in) financing activities	13,033,318	(9,040,496)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	139,189	131,438

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	646,553	(1,820,247)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	726,631	2,169,159

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,373,184	$348,912

SUPPLEMENTAL DISCLOSURES:	0.00

Income tax payments	$172,783	$-

Interest payments	$87,677	$179,637

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of September 30, 2008 and December 31, 2007, the Company has consolidated Jiaoguang’s financial statements in the accompanying consolidated financial statements as VIE since Jiaoguang and the Company’s contractual relationship comply with FIN 46R .

2.     BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Yida Holding Co. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB. The results of the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

c. Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2008 and December 31, 2007, the Company had accounts receivable of $4,988 and $21,965 net of bad debt allowances of $21,241 and $0, respectively.

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

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine month period ended September 30, 2008.

e. Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $384,969 and $135,945 respectively as of September 30, 2008 and December 31, 2007. .

Revenues from advance resort ticket sales are recognized when the tickets are used. Revenues from our contractors who have tourism contracts with us are generally recognized over the period of the applicable agreements commencing with the tourists visit the resort.

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

As of September 30, 2008 and December 31, 2007, the Company did not generate revenue from ethnic culture communications, timeshare resorts operation, souvenir sales and the related tourism service.

f. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine month period ended September 30, 2008 and 2007 were $687,230 and $716,154, respectively.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the nine month periods ended September 30, 2008 and 2007, the Company is organized into two main business segments: tourism and advertisement. The primary business relates to tourism and, specifically, tourism at the Great Golden Lake.  The company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended September 30, 2008 and 2007:

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine month periods ended September 30
	2008	2007
Revenues from unaffiliated customers:
Advertisement	$16,947,170	$8,061,125
Tourism	4,471,293	3,365,249
Consolidated	$21,418,463	$11,426,374

Operating income:
Advertisement	$12,696,843	$5,888,811
Tourism	1,611,570	2,114,842
Reconciling Item (1)	(167,338)	(518)
Consolidated	$14,141,075	$8,003,135

Net income:
Advertisement	$12,537,457	$5,749,938
Tourism	1,261,635	1,984,380
Reconciling Item (1)	(167,388)	(518)
Consolidated	$13,631,754	$7,733,800

Depreciation and amortization
Advertisement	$1,842,966	$17,992
Tourism	1,488,117	365,611
Reconciling Item (1)	-	-
Consolidated	$3,331,083	$383,603

Identifiable assets:
Advertisement	$27,750,412	$11,270,749
Tourism	22,214,706	8,635,827
Reconciling Item (1)	751,512	133,461
Consolidated	$50,716,630	$20,040,037

Capital expenditure
Advertisement	$6,435,835	$-
Tourism	21,756,723	2,412,859
Reconciling Item (1)	-	-
Consolidated	$28,198,557	$2,412,859

Interest expense:
Advertisement	$78,294	$72,058
Tourism	36,932	107,579
Reconciling Item (1)		-
Consolidated	$115,226	$179,637

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

3.     DUE FROM (TO) RELATED PARTY

Due to related party is payable to XHJ as loan in amount of $550,000 as of September 30, 2008.  The loan is due on demand, unsecured and interest free.

Amount due from related party is receivable from Jinyang Company and XHJ for $294,770 and $56,680 as of December 31, 2007, respectively. Jinyang is 96% owned by 2 shareholders of the Company and XHJ which is 80% owned by a shareholder of the company and 20% owned by the shareholder’s mother.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amount due from XHJ includes the loan to XHJ for $606,680 minus $550,000, which is the expense XHJ paid for the company’s reverse merger. The amount is due on demand, unsecured and interest free. As of December 31, 2007, the amount due from related party amounted to $351,450.  The amount due from related parties has been collected as of March 26, 2008.

4.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
House & Building	$9,058,803	8,467,310
Electronic Equipments	190,058	171,893
Transportation Equipments	63,481	59,336
Office Furniture	8,502	7,946
Subtotal	9,320,844	8,706,485
Less: Accumulated Depreciation	(863,890)	(521,939)
Total	$8,456,954	8,184,546

 Depreciation expenses for the nine month periods ended September 30, 2008 and 2007 were $297,897 and $267,262 respectively.

5.     CONSTRUCTION IN PROGRESS

Construction in progress amounted to $22,609,581 and $278,803 as of September 30, 2008 and December 31, 2007 respectively and comprised mainly of new landscapes in the tourist resort where the Company has management right.

The Company entered a construction contract with an unrelated party to develop project of Zhuangyuanyan resort on January 2008. The total contract amount is $11,649,250 (RMB82.57 million) and the whole project will finish within 180 days. As of September 30, 2008, $11,706,730 (RMB79.82 million) was paid per contract.

The Company also entered another construction contract with an unrelated party to develop project of Luohanshan resort on May 2008. The total contract amount is $7,540,348 (RMB51.72 million) and an additional contract for Luohanshan resort on August 2008 amount to $2,224,895 (RMB15.17 million), the whole project will finish within 180 days. As September 30, 2008, $9,266,239 (RMB63.18 million) was paid per contract.

The rest amount of $1,636,612 was construction for parking, boarding construction and etc in the resort the Company managed.

6.     INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, intangible assets were as follows:

	September 30, 2008	December 31, 2007
Intangible asset
Management right of tourist resort	$5,133,244	4,798,070
Advertising board	6,599,885	-
Accumulated amortization	(1,798,265)	(841,185)
Total	$9,934,864	3,956,885

The company acquired 30 years tourist resort management right at August, 2001 from unrelated parties by paying cash in the amount of 4,785,278 (RMB35,000,000) on 2001. The Company entered an agreement with one third party on February 29, 2008 and obtained five-year use rights of 30 outside advertising boards in Fuzhou city amounting to $6,599,885 (RMB45,000,000).

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The term of the contact is in excess of twelve months and inures exclusive operation rights for the registrant in the future 5 years. The registrant expects the future economic benefits from the advertising revenue through the 30 outside boards and the cost was prepaid in the amount to $6,599,885.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008 the Company expects these assets to be fully recoverable.

Total amortization expenses for the nine month periods ended September 30, 2008 and 2007 amounted to $875,989 and $116,341 respectively. Amortization expenses for next five years after September 30, 2008 are as follows:

1st year	$1,454,022
2nd year	1,454,022
3rd year	1,454,022
4th year	1,454,022
5th year	1,454,022
After	2,664,754
Total	$9,934,864

7.     LONG TERM PREPAID EXPENSE

As of September 30, 2008 and December 31, 2007, the company has long term prepaid expenses amounting to $7,907,641 and $9,459,052 respectively.

Fuyu and Yintai entered two marketing promotion agreements with two tour agents (unrelated parties) for promoting the resorts the Company owns in the next three years in March 2008. The two tour agents promise to bring tourism revenue for Yintai amounting to $2,926,552 (RMB 21 million) annually for the next three years. At the same time, Fuyu had prepaid the special market promotion fee $5,346,421 ($1,782,140 annual) to the two contractors entirely for the next three years.   Fuyu also provide 500 minutes advertisement free annually for the two contractors. The prepaid expense for the two tour agents as of September 30, 2008 and December 31, 2007 was $4,607,698 and $5,357,385 respectively.

Fuyu entered another contract with another unrelated party for purchasing TV programme . Fuyu prepaid $4,112,631 (RMB 30 million) to the unrelated party as of December 31, 2007 and the contractor promise to bring advertising revenue to Fuyu  amounting to $2,741,754 (RMB 20 million) annually for the next three years.  The prepaid balance for this contract was amounting to $3,299,943 and $4,101,667 as of September 30, 2008 and December 31, 2007.

Total amortization expenses for the nine month periods ended September 30, 2008 and 2007 amounted to $2,157,196 and $0 respectively. Amortization expenses for next three years after September 30, 2008 are as follows:

1st year	$ 3,289,427
2nd year	3,289,427
3rd year	518,787
Total	$ 7,907,641

8.     TAX PAYABLES

Tax payables consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
City planning tax	2,325	50,876
Business tax payable	80,558	873,701
Individual income tax payable	1,116	667
Income tax payable	235,546	142,604
Education plus tax	2,772	34,911
Cultural construction fee	176,394	523,339
Total	498,711	1,626,099

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.           LOAN PAYABLE

As of September 30, 2008 and December 31, 2007, the loans payables were as follows:

	September 30, 2008	December 31, 2007
Short term loans
Fuzhou Commercial Bank	$1,173,313	1,096,702
Bank of China	-	822,526
Total	$1,173,313	1,919,228

As of September 30, 2008, Jiaoguang had a loan payable of $1,173,313 to Fuzhou Commercial Bank, with an annual interest rate of 8.748% and due on November 16, 2008. The loan is guaranteed by a related party which is under common control of the major shareholder of the Company.

The interest expenses are $115,226 and $179,637 for the nine month periods ended September 30, 2008 and 2007.

10.  INCOME TAXES

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

The provision for income taxes from operations income consists of the following for the nine month periods ended September 30, 2008 and 2007:

	September 30, 2008	September 30, 2007
HK Current Income Tax Expense (Benefit)	$-	$-

PRC Current Income Expense (Benefit)	$396,568	$79,089

Total Provision for Income Tax	$396,568	$79,089

The following is a reconciliation of the provision for income taxes at the PR and HK tax rate to the income taxes reflected in the Statement of Operations:

	9-30-2008	9-30-2007
Tax expense (credit) at statutory rate - HK	17.5%	17.5%
Changes in valuation allowance	(17.5%)	(17.5%)
Foreign income tax rate	25%	30%
Foreign income tax benefit - PRC	(22%)	(29%)
Tax expense at actual rate	3%	1%

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The applicable income tax rate for the business operation in PRC is 25% in 2008 except Fuyu and Jiaoguang. Fuyu and Jiaoguang are completely exempt of income tax for the first 2 years up to December 2008.There were no significant book and tax basis difference.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of September 30, 2008 and 2007.

	9-30-2008	9-30-2007
Net operation gain (loss) carry forward	$(694,137)	$-
Total deferred tax assets	192,492	-
Less: valuation allowance	(192,492)	-
Net deferred tax assets	$-	$-

Hong Kong (HK)

The following table sets forth the significant components of the net deferred tax assets for operation in the HK as of September 30, 2008 and 2007.

	9-30-2008	9-30-2007
Net operation gain (loss) carry forward	$(147,531)	$-
Total deferred tax assets	25,818	-
Less: valuation allowance	(25,818)	-
Net deferred tax assets	$-	$-

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2008 and 2007:

	9-30-2008	9-30-2007
Aggregate:
Total deferred tax assets	$218,310	$-
Less: valuation allowance	(218,310)	-
Net deferred tax assets	$-	$-

11.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the nine month period ended September 30, 2008. There are no major vendors which accounting over 10% of the total purchase for the nine month period ended September 30, 2008. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

12.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.  COMMITMENTS AND LEASES

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

The Company booked the operation right of landscapes as intangible assets with the original cost amounting of $4,785,278 (RMB35 million). The operation right of landscape was amortized equally in 31 years started from 2001. The Company booked amortization expense under “General and Administration expense” as of September 30, 2008 and December 31, 2007.

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

Because Jiaoguang Media and the Company’s contractual relationship comply with FIN 46R, the Company has consolidated Jiaoguang Media as VIE since 2004. The Company has consolidated Jiaoguang Media as a VIE in the 10Q and 10KSB as of September 30, 2008 and December 31, 2007 filed with SEC.

Lease commitments

The Company incurred rent expenses $15,108 and $11,007 for the nine month periods ended September 30, 2008, and 2007.

The Company and its subsidiaries made no commitments of leases for future periods.

14.   SHAREHOLDERS’ EQUITY

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

2) SECURITY ISSUANCE AGREEMENT

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants outstanding at September 30, 2008 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$1.05	6,666,667	3	$1.05	6,666,667	$1.05	$1,333,333

15.  OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at of September 30, 2008 and December 31, 2007 are as follows:

Translation Adjustment
Balance at December 31, 2006	$42,584
Change for 2007	961,760
Balance at December 31, 2007	1,004,344
Change for 2008	2,059,334

Balance at March 31, 2008	$3,063,678

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

This transaction closed on November 19, 2007.

Our Business

Through Keenway’s subsidiaries and certain commercial and contractual arrangements with other Chinese companies, we operate tourism and mass media companies in China.  We mainly operate in Fujian Province. Our tourism business is beginning to flourish and we provide operational and management support for tourist attractions in China. Another part of our business revolves around television media and advertising. Since 2004, our company has operated a tourist site and worked with tourist attractions to provide advertising through television ads and other marketing campaigns. Our biggest attraction is the Great Golden Lake Tourist Attraction which is a scenic area hidden in a deep mountain that consists of a world-class geological park.

We also run a television station, FETV, which is currently the fourth most viewed among the 11 provincial media stations in Fujian Province.

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

The tourism industry in China is highly regulated by the PRC government.  However, after China granted the WTO access, China has been relaxing its regulations and the tourism industry in China is expanding rapidly and consists of almost 34% of the total tourism in the Asia-Pacific region.  In addition, the 2008 Beijing Olympics promoted tourism in China and encouraged foreigners to visit which in turn helped us to grow.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

	September 30，
	2008	2007
Net revenue
Advertisement	$16,947,170	$8,061,125
Tourism	4,471,293	3,365,249
Total	21,418,463	11,426,374

Cost of revenue (exclusive of depreciation shown separately below)
Advertisement	3,621,435	1,548,091
Tourism	1,921,452	597,831
Total	(5,542,887))	(2,145,922))

Gross profit	15,875,576	9,280,452

Operating expenses
Selling expenses	533,097	324,211
Operating and administrative expenses	1,201,403	953,106
Total operating expenses	1,734,500	1,277,317
Income from operations	14,141,075	8,003,135

Other (income) expense
Other expenses	3,083	11,449
Interest expense	115,226	179,637
Interest income	(5,555))	(839))

Total other (income) expense	112,754	190,247
Income before income taxes	14,028,322	7,812,888
Provision for income taxes	396,568	79,089
Net income	13,631,754	7,733,800
Other comprehensive income
Foreign currency translation gain (loss)	2,059,334	308,646

Comprehensive income	$15,691,088	$8,042,446
Basic weighted average shares outstanding	54,042,072	9,401,597
Basic net earnings per share	$0.25	$0.82
Diluted weighted average shares outstanding	55,108,739	9,401,597
Diluted net earnings per share	$0.25	$0.82

Net Revenue

Our net revenue increased by $9,992,089 or 87.45%, from $11,426,374 for the nine months ended September 30, 2007 to $21,418,463 for the three months ended September 30, 2008. Our overall net revenue increased because our company is continuing to grow.

Our revenue from advertisement for the nine months ended September 30, 2008 was $16,947,170 and for the nine months ended September 30, 2007 it was $8,061,125.  This was an increase of $8,886,045 or 110.23%.  In the last nine months, the Company successfully completed a reconstruction for the television programs of Fujian Education Television.  After the reprogramming, the audience rating increased dramatically.  As a result, our advertisement customers increased their advertising budget and we realized an increase in our revenues from advertisement.

Our revenue from tourism for the nine months ended September 30, 2008 was $4,471,293 and for the nine months ended September 30, 2007 it was $3,365,249.  This was an increase of $1,106,044 or 32.87%.  In 2008, the Company has been increasing its budget on some specialized tourism markets to enhance the brand awareness of the Great Golden Lake.  With the increase of the number of visitors to our site, our revenue has increased.

Cost of Revenue

Our Cost of Revenue (“COR”) increased from $ 2,145,922 for the nine months ended September 30, 2007 to $ 5,542,887 for the nine months ended September 30, 2008. This is an increase of $ 3,396,965 or 158.3% and was incurred based on the growth of the business and the increase in revenues by $9,992,089 during the first 9 months of 2008 compared to the same period in 2007.

Specifically, our Cost of Revenue for our advertisement business increased from $1,548,091 for the nine months ended September 30, 2007 to $3,621,435 for the nine months ended September 30, 2008. This increase was due to us reprogramming of the Fujian Education Television or “FETV.” Our Cost of Revenue for the tourism business increased from $597,831 for the nine months ended September 30, 2007 to $ 1,921,452 for the nine months ended September 30, 2008. This increase was due to our recent development of specialized tourism markets to enhance the brand awareness of the Great Golden Lake.

Gross Profit

As a result of our increased net revenue for the nine months ended September 30, 2008, our Gross Profits increased by13.36% from $ 9,280,452 during the nine months ended September 30, 2007 as compared to $15,875,576 for the nine months ended September 30, 2008. This increase was the direct result of the growth of our business.

Operating Expenses

Total operating expenses during the nine months ended September 30, 2008 were $1,734,500 compared to $1,277,317 during the nine months ended September 30, 2007, an increase of $457,183 or 35.79%.  This increase is a direct result of the growth that the company is experiencing.

Income from Operations

Our operating profit was $8,003,135 in the nine months ended September 30, 2007 and $14,141,075 in the nine months ended September 30, 2008.  The increase of $6,137,940, or 76.7%, was primarily the result of increased gross profit. Our income from operations increased because we increased our revenue at a greater rate than our expenses from operations increased.

Net Income

Net income was $7,733,800 in the nine months ended September 30, 2007, compared to $13,631,754 in the nine months ended September 30, 2008, an increase of $5,897,954 or 76.26%. Our net income increased because our revenues increased.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Chen Minhua, our Chief Executive Officer, and Alfred Cheng-Chieh Ying, our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluations, Mr. Minhua and Mr. Ying concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITME 5.     OTHER INFORMATION

On August 29, 2008, Peter Zheng resigned from his position as our Chief Financial Officer. On September 16, 2008, the Board of Directors appointed Alfred Chung-Chieh Ying to replace Mr. Zheng as our Chief Financial Officer.  A copy of Mr. Ying’s employment agreement is filed as an Exhibit to our Form 8-k filed on September 18, 2008 and referred and incorporated herein by reference.

ITEM 6.     EXHIBITS

Exhibit Number:	Description

10.1	Employment Agreement with Alfred Chung-Chieh Ying Incorporated by Reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2008. *

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

33.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Referred to and Incorporated herein by reference to the Form 8-K filed on September 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yida Holding, Co.

Date: November 14, 2008	By:	/s/ Chen Minhua
Chen Minhua Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Alfred Chung-Chieh Ying
Alfred Chung-Chieh Ying Chief Financial Officer (Principal Financial and Accounting Officer)