Form 10-K
CHINA YIDA HOLDING, CO.
filed 2009-03-31
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No ☒

Revenues for year ended December 31, 2008: $30,599,493

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $22,956,629

As of March 24, 2009, the registrant had 68,084,487 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

		PAGE
	PART I
ITEM 1.	Business	1
ITEM 1A.	Risk Factors	9
ITEM 2.	Properties	9
ITEM 3.	Legal Proceedings	9
ITEM 4.	Submission of Matters to a Vote of Security Holders	10

	PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
ITEM 6.	Selected Financial Data	12
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	12
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 8.	Financial Statements and Supplementary Data	18
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
ITEM 9A(T).	Controls and Procedures	19
ITEM 9B.	Other Information	--

	PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	19
ITEM 11.	Executive Compensation	21
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	22
ITEM 14.	Principal Accounting Fees and Services	22

	PART IV
ITEM 15.	Exhibits, Financial Statement Schedules

SIGNATURES

PART I

ITEM 1.      BUSINESS

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

BUSINESS DEVELOPMENT OF KEENWAY

Overview

Keenway Limited is a company incorporated under the laws of Cayman Islands and owns 100% of the issued and outstanding capital stock of Hong Kong Yi Tat International Investment Limited, a limited company incorporated under the laws of Hong Kong Special Administration Region (“Yi Tat”).  Yi Tat owns 100% of the issued and outstanding capital stock of Fujian Jintai Tourism Development, a company formed under the laws of the PRC (“Fujian Jintai,” collectively, referred to herein as “Keenway” or the “Company”), and 100% of the issued and outstanding capital stock of Fujian Yunding Tourism Industrial Co. Ltd., a company formed under the law of the PRC (“Yunding Company”, collectively, referred to herein as “Keenway” or the Company), and 100% of the issued and outstanding capital stock of Fujian Yida Earth Buildings Tourism Development Co. Ltd., a company formed under the law of the PRC (“Earth Buildings Company”(, collectively, referred to herein as “Keenway” or the Company).

Business

We are one of major diversified entertainment companies in China, currently covering China’s tourism, media and other entertainment-related industries.

1)	Tourism; and
2) 3)	media. Other entertainment-ralted

Through following subsidiaries and contractually binding entity located in China, we identify, manage, operate and promote tourist attractions, TV channels and stations, and other profitable entertainment-related operations.

Fujian Jintai Tourism Industrial Development Co., Ltd. (“Fujian Jintai”) is an entity that was established on October 29, 2001, and is domiciled at Floor 4, 1, Helping Street, Taining County, Fujian Province. Fujian Jintai is 100% owned by Yi Tat. Fujian Jintai owns 100% of Fuzhou Hongda Commercial Services Co., Ltd. (“Hongda”) which was incorporated on July 6, 2007 under the laws of the PRC and is located in Fuzhou City. Hongda’s wholly owned subsidiary is Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) which is an entity established on July 31, 2007 with its primary place of business at , No. 5 Xian Fu Road, Zhang Cheng Town, Yongtai County, China. Fujian Jintai also owns 100% of Fujian Yintai Tourism Co., Ltd. (“Yintai”) was incorporated on March 20, 2008 and has its primary place of business at No. 5 Xianfu Road, Zhangcheng Town, Yongtai County, China..

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

Fujian Yida Earth Buildings Tourism Development Co. Ltd. (“Earth Buildings Company”) is incorporated on March 23, 2009, and is domiciled at Floor 8, 34 Nonglin Road, Postal Building, Hua’an County, Fujian Province. Fujian Jintai is 100% owned by Yi Tat.

Fujian Yunding Tourism Industrial Co. Ltd. (“Yunding Company”) is incorporated on January 21, 2009, and is domiciled at 68 Xianfu Road, Zhangcheng Town, Yongtai County, Fujian Province. Fujian Jintai is 100% owned by Yi Tat.

These subsidiaries and the contractually binding entity of the Company provide it with a unique opportunity to integrate industries that are at the forefront of Chinese growth.

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

This transaction closed on November 19, 2007.

BUSINESS MODEL

The Company currently is comprised of its three key divisions: creation, management and marketing divisions.

Our Creation Division is comprised of our research and origination groups. Together they are dedicated to discover the value of our existing and potential operations through in‐depth studies and researches, and eventually to aviate the opportunities to pre‐grand‐opening stage. ..

Our Management Division is dedicated to realize the value of our assets through Company’s management professionals with rich experiences in China’s media, tourism and entertainment industries.

Our Marketing Division is dedicated to maximize the value of our assets and operations with efficient cross‐platform promotions through Company’s platforms currently available brought by Company’s integrated operations, network of partners, clients and other resources.

PRINCIPAL PRODUCTS

PRINCIPAL PRODUCTS AND SERVICES

The Company is principally in the services business and does not produce or manufacture any products.  Its major source of income is from services provided at tourist destinations, entrance fee, advertisement and paid-programming revenue through the following operations:

Great Golden Lake: It is located between the cities Sanming and Nanping of Fujian Province and Fuzhou of Jianxi Province.  This property consists of 5 scenic areas: (1) Golden Lake; (2) Shangqing River; (3) Zhuanyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.  The entire property covers more than 230 kilometers. In February of 2005, the United Nations Educational, Scientific, and Cultural Organization gave the Global Geopark title to Great Golden Lake.  The major source of income at Great Golden Lake is currently from services provided at the park and park entrance fee.

Dadi Tulou (Earth Buildings): On December 26, 2008, we entered into the Dadi Tulou Tourist Resources Development Agreement with the Hua’an County People’s Government in Zhangzhou, China.  Pursuant to this agreement, we have begun to develop the Dadi Tulou Tourism Destination and its surrounding scenic areas located in the Hua’an County. As a world cultural heritage, Dadi Tulou is classified as a world class tourist destination. The surrounding scenic areas include the Bamboo Plant Garden, Xianzi Lake, rivers along the Xianzi Lake, Taikou Village, Shangping Wanli Building Three, and South Mountain Palace. Dadi Tulou and its surrounding scenic areas are well-developed, and can be put into operation without extensive development.  The major source of income at Dadi Tulou is currently from entrance fee.

Yunding: On November 27, 2008, we entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China.  Pursuant to the agreement, the Yongtai government shall grant us the exclusive right and special authorization to develop tourist destinations in Fuzhou located at Yongtai Beixi and Jiezhukou Lake.  Accordingly, we are obligated to construct, operate and manage the two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtai government.  We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the Yongtai government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. The major source of income at Mountain-top will come from services provide at Mountain-top and entrance fee after the grand-opening.

Fujian Education Television: a provincial comprehensive entertainment television channel ranked the 4th place with 92% population coverage in Fujian Province.  The major source of income at Fujian Education Television is from advertising.

Railroad On-board Programming:  Effective February 13, 2009, we entered into a Cooperation Agreement with Railway Media Center for the purpose of collaborating with RMC to produce programs titled “Journey through China on the Train” that will be broadcast to passengers traveling on train.  Pursuant to this agreement, we are obligated to plan and film the Journey Program, and RMC shall review and broadcast the Journey Program. The content of the Journey Program will focus on introduction and preview of natural resources, culture and history of tourism destinations, tourism advertisement and travel tips. RMC will appoint the program supervisor and we will appoint all the other personnel.

We and RMC agreed that the Journey Program shall be inserted into the programs produced by RMC for train passengers and be broadcast in accordance with the following rules:

(1)
For the train line into Tibet, the Journey Program will be limited to 20’ duration, and be inserted into the program that RMC produced by themselves. The Journey Program shall be broadcast daily on a rolling basis.

(2)	For the high-speed motor train unit, the Journey Program will be limited to the range of 5-20 minutes, and be broadcast daily on a rolling basis.

(3)	For the national broadcast channels covering 18 railway bureaus, we will produce a new 20’ episode every week with its premier broadcast on Saturday evening and replay on Sunday afternoon.

(4)	During the Term, if RMC increases its train TV broadcast channels, the Journey Program will be inserted into these added channels and be broadcast on a rolling basis.

The major source of income is currently from paid-programming and other advertising revenue.

MARKETING AND DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

Tourist and related Operations

The current marketing strategy of our tourist and related operations has two major promotional elements. The first is promoting the unique brand and scenic location through traditional advertisement mediums.  These traditional channels include television, radio and print media.  To cut costs, the Company has implemented a cost minimization plan whereby the majority of the media advertisement and promotion of the tourist destination is done through the media platforms available to the Company, including Fujian Education Television and transportation on-board programming. This cost minimization plan allows our tourist and related operations to reduce its cost of advertising while maintaining a relatively high degree of exposure through our provincial TV channel province-wide and through our transportation on-board programming nation-wide.

The second element of the Company's marketing effort of tourist and related operations is promotion of the scenic destinations through the attainment of nationally and internationally recognized merits of scenic achievement.  To this end, the Great Golden Lake has received the designation of the Global Geo-park title from the UN and ranked in China’s Top 10 Most Appealing Destinations and Top 50 Places for Foreigners to Visit.  During the second half of 2008, Dadi Tulou was included on the World Heritage List as part of the Hua’an Tulou Group.  By achieving this high degree of recognition, the destination becomes visible on a massive scale increasing the draw of tourists from a provincial to an international level.  The goal is to significantly increase the daily visitation rate through attainment of significant merit.

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

Media and related Operations

The marketing efforts of our media and related operations can also be split into two elements.  The first is promoting advertising revenue through program contents with high viewing rates.  The second is promoting advertising revenue through larger media coverage.

Promotion through viewing rate: Through our tourist destinations, network of partners and content exchange programs, we create and promote our own educational and entertainment contents which can increase consumer awareness of its contents. The goal of promoting its programming is to increase its daily viewing rates and in turn increase the fees it can charge to third party advertisers. By achieving high rankings in China's television statistics, the Company becomes better known by potential advertising clients.  With a high degree of coverage, advertisers are willing to pay more for the Company’s services.  The Company also engages in strategic partnerships with other content providers by which they share and promote each others advertising client base to one another.  Oftentimes, the referring content provider will receive a finder's fee for introducing the Company to qualified advertising clients.

Promotion through media coverage: we attract a lot of our advertising clients through our media coverage.  For TV channels, we hope to increase our coverage to reach a national level.  Our FETV channels reach a coverage rate of 92% in Fujian Province which covers approximately 28 million people.  Our on-board programming on China’s railroad system currently covers approximately 1 billion passengers a year.

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS/SERVICES

We expect that our company will grow over the next few years.  Currently, we own and operate the Great Golden Lake which is a tourist destination in Fujian Province.

On December 26, 2008, we entered into the Dadi Tulou Tourist Resources Development Agreement with the Hua’an County People’s Government in Zhangzhou, China.  Pursuant to this agreement, we have begun to develop the Dadi Tulou Tourism Destination and its surrounding scenic areas located in the Hua’an County. As a world cultural heritage, Dadi Tulou is classified as a world class tourist destination. The surrounding scenic areas include the Bamboo Plant Garden, Xianzi Lake, rivers along the Xianzi Lake, Taikou Village, Shangping Wanli Building Three, and South Mountain Palace. Dadi Tulou and its surrounding scenic areas are well-developed, and can be put into operation without extensive development. The Hua’an County Government and we are jointly responsible for obtaining the approval and support from the appropriate administrative agency regarding the admission ticket price of the Dati Tulou, and its surrounding scenic areas. Our cooperation and development of the scenic areas shall strictly comply with applicable world heritage maintenance guide.

On November 27, 2008, we entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China.  Pursuant to the agreement, the Yongtai government shall grant us the exclusive right and special authorization to develop tourist destinations in Fuzhou located at Yongtai Beixi and Jiezhukou Lake.  Accordingly, we are obligated to construct, operate and manage the two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtai government.  We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the Yongtai government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement.

Effective February 13, 2009, we entered into a Cooperation Agreement with Railway Media Center (“RMC”) for the purpose of collaborating with RMC to produce programs titled “Journey through China on the Train” that will be broadcast to passengers traveling on train.  Pursuant to this agreement, we are obligated to plan and film the Journey Program, and RMC shall review and broadcast the Journey Program. The content of the Journey Program will focus on introduction and preview of natural resources, culture and history of tourism destinations, tourism advertisement and travel tips. RMC will appoint the program supervisor and we will appoint all the other personnel.

We and RMC agreed that the Journey Program shall be inserted into the programs produced by RMC for train passengers and be broadcast in accordance with the following rules:

(1)
For the train line into Tibet, the Journey Program will be limited to 20’ duration, and be inserted into the program that RMC produced by themselves. The Journey Program shall be broadcast daily on a rolling basis.

(2)	For the high-speed motor train unit, the Journey Program will be limited to the range of 5-20 minutes, and be broadcast daily on a rolling basis.

(3)	For the national broadcast channels covering 18 railway bureaus, we will produce a new 20’ episode every week with its premier broadcast on Saturday evening and replay on Sunday afternoon.

(4)	During the Term, if RMC increases its train TV broadcast channels, the Journey Program will be inserted into these added channels and be broadcast on a rolling basis.

The Company expects to acquire and develop additional tourist destinations during the next few months.  In addition, the Company intends to acquire an educational based television station in China.  These acquisitions will generate growth for the Company and help the Company establish itself in these industries

INDUSTRY AND COMPETITIVE FACTORS

We are currently involved in the tourism and media industries in China.  Both industries are experiencing significant growth in China.  New competitors are entering these industries at a record pace.  Competition is increasing and it is beginning to become difficult to gain market share and grow.  There are, however, certain factors that we believe will be critical for our growth:

1. Proven replicable and unique business model: cross-platform marketing/promotion system through company multi-platforms
2. Successful track record of operating both business and maintaining its leading management position
3. Experienced management team with more than 70 years of combined experience in China media, tourism and entertainment industry

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

EMPLOYEES

As of December 31, 2008, we had approximately 385 full-time employees, including 16 senior managers.  The majority of our workforce is comprised of:

Fuzhou Fuyu Advertising Co. Ltd.

#	Department	Total # of employee			Age of Current Emplyoee					Eudcation Level					Management Level			Employee Category			
			M	F	<25	26-35	36-45	46-55	56<	High School	Professional School	Junior College	College	Master or Above	Executive	Management	Non Management	Full time	Part Time	Tempoary	Others
1	Management	5	4	1	0	0	3	2	0	0	0	1	2	2	5	0	0	5	0	0	0
2	Office	22	8	14	6	14	1	1	0	1	10	8	3	0	0	4	18	22	0	0	0
3	Marketing Department	12	7	5	3	7	2	0	0	0	1	6	5	0	0	2	10	12	0	0	0
4	Brocasting Department	7	2	5	3	3	1	0	0	0	1	4	2	0	0	1	6	7	0	0	0
5	Fiance Department	4	2	2	0	0	3	1	0	0	1	2	1	0	2	0	2	4	0	0	0
6	Hr Department	9	4	5	1	7		1	0	2	2	2	3	0	2	2	5	9	0	0	0
12																					
	Total	59	27	32	13	31	10	5	0	3	15	23	16	2	9	9	41	59	0	0	0

Fujian Yida Earth Buildings Tourism Development Co. Ltd.

#	Department	Total # of employee			Age of Current Emplyoee					Eudcation Level					Management Level			Employee Category			
			M	F	<25	26-35	36-45	46-55	56<	High School	Professional School	Junior College	College	Master or Above	Executive	Management	Non Management	Full time	Part Time	Tempoary	Others
1	Management	4	4	0	0	0	4		0			2	2		4			4			
2	Office	2	0	2	0	1	1					2				1	1	2			
3	Marketing Department	6	3	3	5	1					1	5				1	5	6			
4	Operation Department	12	10	2	8	2	2			3	9					2	10	12			
6	Fiance Department	5	3	2	1	3	1		0	1		4				1	4	5			
7	Restaurant	17	7	10	8	7	2			13	4					3	14	17			
8	Tour Guide	5	0	5	3	2					4	1				1	4	5			
9																					
15																					
	Total	51	27	24	25	16	10	0	0	17	18	14	2	0	4	9	38	51	0	0	0

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.      PROPERTIES

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

As described above, we also have the rights to develop tourist destinations at two other locations.  The first location is Yongtai Beixi and Jiezhukou Lake in Fuzhou.  The second property is Dadi Tulou Tourism Destination and its surrounding scenic areas located in the Hua’an County.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 16, 2008, the Company received written consents in lieu of a meeting of Stockholders from holders of 78,455,584 shares representing approximately 78.45% of the 99,999,539 shares of the total issued and outstanding shares of voting stock of the Company to amend the previously authorized 1-for-100 reverse stock split to complete a 1-for-10 reverse stock split (pro-rata reduction of outstanding shares) of our issued and outstanding shares of Common Stock and to issue additional shares. There was not an increase or decrease in authorized shares nor did it affect the par value per share of the Company common stock.  The effective date of the reverse stock split was February 28, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Public Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IYSA.OB" since 1999.  In December 2007, the symbol changed to “IAVA.OB” pursuant to a 10 for 1 reverse split.  Since the end of the 2007 fiscal year and in February 2007, we effectuated another 10 for 1 reverse stock split and changed our name to China Yida Holding, Co. as a result of the reverse merger that closed on November 17, 2007.  Accordingly, our symbol was changed to “CYID.OB.”  The following table sets forth the range of quarterly high and sales prices of the common stock as reported on March 24, 2009 for the periods indicated:

Price Information*
Financial Quarter Ended	High	Low
March 31, 2007	0.45	0.31
June 30, 2007	0.25	1.60
September 30, 2007	0.35	0.10
December 31, 2007	4.60	0.10

March 31, 2008	3.90	0.75
June 30, 2008	1.95	1.20
September 30, 2008	2.10	0.50
December 31, 2008	1.25	0.15

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

Holders

As of December 31, 2008, 68,084,487 shares of common stock are issued and outstanding.  There are approximately 173 shareholders of our common stock and each shareholder of our common stock is entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of March 24, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

 Our Business

Through Keenway’s subsidiaries in China, we operate as a major diversified entertainment company in China, currently covering China’s tourism, media and other entertainment-related industries. Our business is to identify, manage, operate and promote tourist attractions, TV channels and stations, and other profitable entertainment-related operations.  Since 2004, our company has operated tourist sites and worked with tourist attractions to provide advertising through television ads and other marketing campaigns.

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

Results of Operations

During the years ended December 31, 2008 and 2007, the Company is organized into two main business segments: tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008		2007
Revenues from unaffiliated customers:
Advertisement	$23,319,235		$12,246,964
Tourism	7,280,258		2,330,801
Consolidated	$30,599,493		$14,577,765

Operating income :
Advertisement	$16,564,398		$8,996,777
Tourism	2,705,267		467,452
Others	(273,012	) )	(3,749)
Consolidated	$18,996,653		$9,460,480

Identifiable assets:
advertisement	$22,327,272		$17,287,260
Tourism	31,050,807		5,751,936
Others	1,165,534)		841
Consolidated	$54,543,613		$23,040,037

Net income
advertisement	$16,461,954		$8,804,241
Tourism	2,084,320		2,177,645
Others	(255,173	) )	(3,736)
Consolidated	$18,291,101		$10,978,150)

Interest expense:
advertisement	$-		$96,308
Tourism	37,168		124,750
Consolidated	$37,168		$221,058

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Net Revenue:

Net revenue increased by $16,021,728 or 109.9%, from $14,577,765 in the fiscal year ended December 31, 2007 to US$30,599,493 in the fiscal year ended December 31, 2008.  Our overall net revenue increased because our company is continuing to grow, specifically, our revenue increased due to the increased revenue in our media and advertising business.  We have been able to capitalize on the growing Chinese economy.

Our revenue from advertisement for the fiscal year ended December 31, 2008 was $23,319,235 and for the fiscal year ended December 31, 2007 it was $12,246,964.  This was a one year increase of $11,072,271 or 90.4%.  This increase was the result of FETV’s successful completion of the reconstruction of its programming.  The re-programming went into effect in the last 6 months of 2007 and the audience ratings increased dramatically after this went into effect.  As a result, our clients increased their advertising budgets on our programs.  This led to the dramatic increase from our advertising revenue.

Our revenue for our tourism increased by $4,949,457 or 312%, from $2,330,801 in the fiscal year 2007 to $7,280,258 in the fiscal year 2008 because we finished most of the infrastructure constructions on the Great Golden Lake, and Great Golden Lake’s capacity can afford more volume of visitors.  From October 2007 until February 2008 we were constructing a dam to control the water level at the tourist destination.  This construction of the dam is completed and the water level is now constant.  Our revenue from the advertising business increased from fiscal year 2007 to fiscal year 200 and we expect it to continue to increase due to the growing Chinese economy.

Cost of revenue:

Cost of revenue increased by $5,666,001, or 273.5%, from $2,071,409 in the fiscal year ended December 31, 2007 to $7,683,410 in the fiscal year ended December 31, 2008. The cost of revenue increased because in 2008 we had high expenses to purchase licenses of TV programs.

Our cost of revenue from media for the fiscal year ended December 31, 2008 was $5,779,082 and for the fiscal year ended December 31, 2007 it was $2,000,684.  This was an increase of $3,578,898 or 178.8%.  The increased was the result of our successful reconstruction of our programming which led to a reduction in the speed in purchasing TV programs.

Our cost of revenue from tourism for the fiscal year ended December 31, 2008 was $1,904,329 and for the fiscal year ended December 31, 2007 it was $70,726.  This was an increase of $1,833,603 or 2,693%.  The increased was the result of the increasing of the promoting cost of Great Golden Lake.

Gross profit:

Gross profit increased by $10,409,727, or 83.2%, from $12,506,356 in the fiscal year ended December 31, 2007 to $22,916,082 in the fiscal year ended December 31, 2008 mainly due to the increase in advertisement revenue and tourism revenue due to increasing promotions as described above.

Operating Expenses:

Operating expenses were $3,595,876 in the fiscal year ended December 31, 2007, compared to $3,919,429 in the fiscal year ended December 31, 2008.  This represents an increase of $323,553, or 8.9%, primarily due to a large increase in operations and significant business growth. The operating expenses increased due to the increase in revenues.  The increase in revenues causes the company to increase its expenses in order to keep up with the increasing revenues.  This is a variable expense and should fluctuate according to our revenues.

Income from Operations:

Operating profit was $8,910,480 in the fiscal year ended December 31, 2007 and $18,996,653 in the fiscal year ended December 31, 2008.  The increase of $10,086,173, or 113.1%, was primarily the result of increased gross profit. Our income from operations increased because we increased our revenue at a greater rate than our expenses from operations increased.

Net Income:

Net income was $10,978,150 in the fiscal year ended December 31, 2007, compared to $ 18,191,044 in the fiscal year ended December 31, 2008, an increase of $7,212,894 or 39.65%. Our net income increased because our revenues increased.

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

2009 – 2010 Outlook

Over the course of the next few years, we intend to grow and expand our businesses in China’s tourism, media, entertainment and other related industry.  We expect to acquire additional tourist areas that will enhance our reputation as a world-class company that develops and manages tourist attractions.  These acquisitions will be financed either through revenues of the Company or by financings and sales of the Company’s stock or other securities.

With respect to the mass media, we expect to grow by acquiring another operating television network.

PLAN OF OPERATIONS

Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2008, we had approximately $8,715,048.08 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

FOR THE YEARS ENDED DECEMBER 31, 2008

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET

PAGE	F-3	STATEMENT OF OPERATIONS

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

PAGE	F-5	STATEMENT OF CASH FLOWS

PAGES	F-6 - F-23	NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Yida Holding Co. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Yida Holding Co. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding Co. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the two years period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
March 25, 2009

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

ASSETS
	2008	2007
Current assets
Cash and cash equivalents	$8,715,048	$726,631
Accounts receivable	76,569	21,965
Due from related party	-	351,450
Other current assets	76,759	36,532
Prepayments	164,169	24,173
Total current assets	9,032,546	1,160,751

Property, plant and equipment, net	34,173,009	8,184,546
Construction in progress	1,979,725	278,803
Intangible assets, net	9,358,333	3,956,885
Advances	-	9,459,052
Total assets	$54,543,613	$23,040,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$65,368	$170,226
Loan payable	1,172,591	1,919,228
Other payable	456,181	449,507
Unearned revenue	6,597	135,945
Accrued payroll	-	70,762
Tax payables	726,524	1,626,099
Total current liabilities	2,427,259	4,371,767

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 1 share issued and outstanding, par value $0.001)	-	-
Common stock (100,000,000 shares authorized and 68,084,487 and 9,999,955issued and outstanding as of December 31, 2008 and December 31, 2007, par value $0.0001)	27,809	10,000
Additional paid in capital	21,601,288	8,591,847
Accumulated other comprehensive income	3,134,077	1,004,344
Retained earning	27,353,180	9,062,079
Total stockholders' equity	52,116,354	18,668,270

Total liabilities and stockholders' equity	$54,543,613	$23,040,037

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Net revenue
Advertisement	$23,319,235	$12,246,964
Tourism	7,280,258	2,330,801
Total net revenue	30,599,493	14,577,765

Cost of revenue
Advertisement	5,779,082	2,000,684
Tourism	1,904,329	70,726
Total cost of revenue	(7,683,410)	(2,071,409)

Gross profit	22,916,082	12,506,356

Operating expenses
Selling expenses	1,456,229	973,459
Operating and administrative expenses	2,463,201	2,622,417
Total operating expenses	3,919,429	3,595,876

Income from operations	18,996,653	8,910,480

Other (income) expense
Other income - donation income	-	(2,437,333)
Other expense, net	22,869	8,869
Interest expense	37,168	221,058
Interest income	(24,832)	(1,775)
Finance expense	-	4,742

Total other expense	35,205	(2,204,440)

Income before income taxes	18,961,448	11,114,920

Provision for income taxes	670,347	136,770

Net income	18,291,101	10,978,150

Other comprehensive income
Foreign currency translation gain	2,129,733	961,760

Other comprehensive income	$20,420,834	$11,939,910

Basic net earnings per share	$0.32	$1.16
Basic weighted average shares outstanding	57,581,530	9,445,859

Diluted net earnings per share	$0.32	$1.16
Diluted weighted average shares outstanding	57,581,530	9,445,859

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	# of shares of common stock outstanding	Common stock	Additional paid in capital	Other comprehensive income	Retained earning (accumulated deficit)	Total
Balance at December 31, 2006	9,401,597	940	8,600,907	42,584	(1,916,071)	6,728,360

Recapitalization	598,358	60	(60)	-	-	-

Foreign currency translation	-	-	-	961,760	-	961,760

Net income for the year ended December 31, 2007	-	-	-	-	10,978,150	10,978,150

Balance at December 31, 2007	9,999,955	10,000	8,591,847	1,004,344	9,062,079	18,668,270

Recapitalization	44,751,046	4,475	(4,475)	-	-	-

Shares issued for cash	13,333,486	13,334	13,013,916	-	-	13,027,250

Foreign currency translation	-	-	-	2,129,733	-	2,129,733

Net income from the year ended December 31, 2008	-	-	-	-	18,291,101	18,291,101

Balance at December 31, 2008	68,084,487	$27,809	$21,601,288	$3,134,077	$27,353,180	$52,116,354

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$18,291,101	$10,978,150
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	399,884	357,066
Amortization	4,264,777	183,333
(Increase) / decrease in assets:
Accounts receivables	(52,128)	156,113
Other receivables	(1,061,873)	1,081,853
Prepaid expense	79	(17,636)
Advances	6,932,750	(8,812,439)
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	(114,535)	(72,670)
Tax payable	(993,859)	1,031,136
Unearned revenue	(136,255)	101,934
Accrued payroll	55,392	28,563
Other payable	(203,257)	(580,370)
Total Adjustments	9,090,975	(6,543,117)
Net cash provided by operating activities	27,382,076	4,435,033

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(25,364,501)	(188,013)
Proceeds from loan to related party	-	595,290
Payments for construction in progress	(1,652,510)	(2,395,927)
Purchase of intangible assets	(6,476,964)	-
Net cash used in investing activities	(33,493,975)	(1,988,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	-	(1,748,987)
Issuance of shares for cash	13,027,250	-
Loan payments	607,928	(2,103,658)
Net cash provided by (used in) financing activities	13,635,178	(3,852,644)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	465,139	(83,017)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,988,417	(1,489,279)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	726,631	2,215,910

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$8,715,048	$726,631

SUPPLEMENTAL DISCLOSURES:
Non-cash transaction:
Transferred to fixed asset from construction in progress	$25,320,569	$171,980.00

Cash paid during the quarter for:
Income tax payments	$317,668	$-

Interest payments	$109,499	$221,058

The accompanying notes are an integral part of these audited consolidated financial statements.

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

On June 20, 2007, the shareholders approved reverse stock split of our common stock on the basis of one post-consolidation share for up to each ten pre-consolidation  shares.

Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd.

Hongkong Yi Tat was established on July 28, 2000, under the laws of Hong Kong Special Administration Region.

Fujian Jintai Tourism Developments Co.Ltd (“Jintai”) is incorporated on October 29, 2001 under the laws of PRC and located in Taining County, Fujian Province in China. It mainly engages in tourism developments, ethnic culture communication, timeshare resort operation, souvenirs sales, and related tourism services. It has gained 30 years of management rights (from 2001 to 2031) to manage the Big Golden Lake in Fujian province, one of the 7 best Danxia landforms in China.

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

d.Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2008 and 2007, the Company had accounts receivable of $76,569 and $21,965, respectively.

e.Prepayments

The Company advances to certain vendors for purchase of its material and necessary service. As of December 31, 2008 and 2007, the prepayments amounted to $164,169 and $24,173, respectively.

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

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2008.

h.Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $6,597 and $135,946 as of December 31, 2008 and 2007, respectively.

The Company sells the television air time to third parties. The company records advertising sales when advertisements are aired. The Company also sells admission and activities tickets for a resort which the Company has the management right. The tourist revenue is recognized when a ticket is purchased.

The Company has no product return or sales discount allowance because service rendered and accepted by customers are normally not returnable and sales discount is normally not granted after service is rendered.

i.Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2008 and 2007 were $406,899 and $148,000, respectively.

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

Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2008 & 2007 are the same since the effect of dilutive securities is anti-dilutive.

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

During the years ended December 31, 2008 and 2007, the Company is organized into two main business segments: tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008		2007
Revenues from unaffiliated customers:
Advertisement	$23,319,235		$12,246,964
Tourism	7,280,258		2,330,801
Consolidated	$30,599,493		$14,577,765

Operating income :
Advertisement	$16,564,398		$8,996,777
Tourism	2,705,267		467,452
Others	(273,012	) )	(3,749)
Consolidated	$18,996,653		$9,460,480

Identifiable assets:
advertisement	$22,327,272		$17,287,260
Tourism	31,050,807		5,751,936
Others	1,165,534)		841
Consolidated	$54,543,613		$23,040,037

Net income
advertisement	$16,461,954		$8,804,241
Tourism	2,084,320		2,177,645
Others	(255,173	) )	(3,736)
Consolidated	$18,291,101		$10,978,150)

Interest expense:
advertisement	$-		$96,308
Tourism	37,168		124,750
Consolidated	$37,168		$221,058

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

3.   OTHER ASSETS

Other assets amounted to $76,759 and $36,532 as of December 31, 2008 and 2007, respectively. Other assets is mainly comprised of advances to employees and other unrelated parties, interest free, and due on demand.

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

5.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31, 2008:

	2008	2007
Building	$34,872,855	$8,467,310
Electronic Equipments	193,494	171,893
Transportation Equipments	63,442	59,336
Office Furniture	8,946	7,946
Subtotal	35,103,887	8,706,485

Less: Accumulated Depreciation	(965,278)	(521,939)

Total	$34,173,009	$8,184,546

Depreciation expenses for the years ended December 31, 2008 and 2007 were $399,884 and, $357,066 respectively.

6.  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $ 1,979,725 of December 31, 2008 and is mainly constructions for a dam in the tourist resort where the Company has management right. The amount of capitalized interest included in construction in progress amounted $100,057 in the year ended December 31, 2008.  The Company will begin depreciating these assets when they are placed in service.

The Company entered a construction contract with an unrelated party to develop project of Zhuangyuanyan resort on January 2008. The project costed $11,590,370 (RMB80.23 million) and was completed during the the year ended December 31, 2008,

The Company entered another construction contract with an unrelated party to develop project of Luohanshan resort on May 2008.  The whole project costed $9,170,910 (RMB 63.72 million) and was completed during the year ended December 31, 2008..

The Company also entered a construction contract with an unrelated party to develop project of Jinhu Harbor  resort on July 2008. The total contract amount was $4,559,290 (RMB 31,68 million) and the project completed during the year ended December 31, 2008.

Construction in progress amounted to $278,803 as of December 31, 2007 and is mainly constructions for parking and boarding constructions in the tourist resort where the Company has management right.

7.    INTANGIBLE ASSETS

Intangible assets were ss of December 31 as follows:

	2008	2007
Intangible asset
Management right of tourist resort	$5,130,084	$4,798,070
Advertising board	6,595,823	-
Accumulated amortization	(2,367,574)	(841,185)
Total	$9,358,555	$3,956,885

The company acquired 30 years tourist resort management right at August, 2001 from unrelated parties by paying cash. The Company entered an agreement with one third party on February 29, 2008 and obtained five-year use rights of 30 outside advertising boards in Fuzhou city amounting to $6,595,823 (RMB45,000,000).The term of the contact is in excess of twelve months and inures exclusive operation rights for the registrant in the future 5 years. The registrant expects the future economic benefits from the advertising revenue through the 30 outside boards.

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

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008 the Company expects these assets to be fully recoverable.

Total amortization expenses for the years ended December 31, 2008 and 2007 amounted to $1,247,415 and $183,333 respectively. Amortization expenses for next five years after December 31, 2007 are as follows:

1 year	$1,463,314
2 year	1,463,314
3 year	1,463,314
4 year	1,463,314
5 year	383,820
Thereafter	$3,130,333

8.  ADVANCES

During December 2007, the company entered into several contracts with unrelated parties for marketing and TV programming amounting to $$9,459,052 (RMB 69,000,000). The Company amortized the service expense beginning in 2008.

Fuyu and Yintai entered two marketing promotion agreements with two tour agents (unrelated parties) for promoting the resorts the Company owns in the next three years in March 2008. The two tour agents promise to bring tourism revenue for Yintai amounting to $2,926,552 (RMB 21 million) annually for the next three years. At the same time, Fuyu had prepaid the special market promotion fee $5,346,421 ($1,782,140 annual) to the two contractors entirely for the next three years.   Fuyu also provide 500 minutes advertisement free annually for the two contractors. The prepaid expense for the two tour agents as of December 31, 2007 was $- and $5,357,385 respectively.

Fuyu entered another contract with another unrelated party for purchasing TV programme . Fuyu prepaid $4,112,631 (RMB 30 million) to the unrelated party as of December 31, 2007 and the contractor promise to bring advertising revenue to Fuyu  amounting to $2,741,754 (RMB 20 million) annually for the next three years.  The prepaid balance for this contract was amounting to $4,101,667 as of December 31, 2007.

Total amortization expenses  amounted to $3,107,362 (RMB 20,8 million).

During the year ended December 31, 2008, the Company cancelled all three contracts per above  and  received  the rest of the prepayment amounting $ 6932750 (RMB 48.2 million) .

9. OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount were  $456,181 and 449,507, due on demand and interest free as of December 31, 2008 and 2007, respectively.

10.   TAX PAYABLES

Tax payables consist of the following as of:

	December 31, 2008	December 31, 2007
City planning tax	$6,729	$50,876
Business tax payable	139,616	873,701
Individual income tax payable	1,136	667
Income tax payable	511,624	142,604
Education fee	5,434	34,911
Cultural construction fee	61,985	523,339
Total	$726,524	$1,626,099

11.   LOAN PAYABLE

As of December 31, 2008, the loan payables are as follows:

	2008	2007
Short term loan payable
Bank of China	--	822,526
Fuzhou Commerical Bank	-	1,096,702
Merchant bank of Fuzhou	1,172,591	-
Total	$1,172,591	$1,919,228

As of December 31, 2008, the Company had a loan payable of $1,172,591 to Merchant bank of Fuzhou in China, with an annual interest rate of 8.66% from November 14, 2008 to November 13, 2009. The loan is guaranteed by a related party 80% owned by the same shareholder of the Company.

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

The interest expenses are $37,168 and $221,058 for the years ended December 31, 2008 and 2007. The Company has paid interest $109,499 and $221,058 for the years ended December 31, 2008 and 2007.

12.   OTHER (INCOME) EXPENSES

Other (income) expenses consists of the following for the years ended December 31, 2008 and 2007:

	2008	2007
Donation income	$-	$(2,437,333)
Other expenses	22,869	8,869
Interest expense	137,225	221,058
Interest income	(24,832)	(1,775)
Finance costs	-	4,742
	$135,261	$(2,204,440)

Donation revenue represents amounts the company receives from contributions made by visitors to the facilities.  These amounts are recognized as income as contributed.   Donation income is cash donation to 2 donation boxes in a temple owned by the Company. For the safety purpose, the company asks its related party Jingyang to keep the cash since Jingyang has advanced security system. The related party regularly returns the money back to the Company. Jinyang is 96% owned by 2 shareholders of the Company. During the year ended December 31, 2007, the company recorded $2,437,333 as donation income

The company have organized several Buddhist ceremonies in the the temple located inside of Great Golden Lake in 2007. Donation were generated from those Buddhist ceremonie. Starting from Janurary 2008, the company initiated the new constructions to expand and upgrade the Great Golden Lake destination and completed those constructions towards the end of 2008.  The entrance of temple was part of constructions site and was restricted to access during the construction. Therefore, no Buddhist ceremonies could be held during 2008, and no donations were received from ceremonies.

13.   INCOME TAXES

The Company is registered in Hong Kong, China and has operations in primarily two tax jurisdictions - the PRC and China (HK). For certain operations in the HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2008. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from operations income consists of the following for the twelve month periods ended December 31, 2008 and 2007:

	2008	2007
HK Current Income Tax Expense (Benefit)	$-	$-

PRC Current Income Expense (Benefit)	$670,347	$136,770

Total Provision for Income Tax	$670,347	$136,770

The following is a reconciliation of the provision for income taxes at the PR and HK tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2008	December 31, 2007
Tax expense (credit) at statutory rate - HK	17.5%	17.5%
Changes in valuation allowance	(17.5%)	(17.5%)
Foreign income tax rate	25%	30%
Foreign income tax benefit - PRC	(21%)	(29%)
Tax expense at actual rate	4%	1%

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

The applicable income tax rate for the business operation in PRC is 25% in 2008 except Fuyu. Fuyu is completely exempt of income tax for the first 2 years up to September 2009.There were no significant book and tax basis difference.

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

	Common	Common Stock	Additional Paid-in Capital	Total
	Shares
Balance, January 1, 2007 (1)	94,015,167	$94,016	$8,507,831	$8,601,847
Recapitalization (2)	5,983,580	5,984	(5,984)	-

Balance, December 31, 2007	99,999,547	$100,000	$8,501,847	$8,601,847

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

2) SECURITY ISSUANCE AGREEMENT

On November 19, 2007, the Company entered into a Stock Purchase Agreement and Share Exchange with Keenway Limited and its certain shareholders (the “Stock Purchase Agreement”).  At the time of the Stock Purchase Agreement, it was the intent of all the parties involved to deliver to the shareholders of Keenway 99% of the outstanding shares of the Company common stock.  However, the Company had 100,000,000 shares authorized and could only issue 94,524,442 shares to the persons receiving shares in the Stock Purchase Agreement which resulted in an issuance of 94.5% of the shares to the shareholders listed in the Stock Purchase Agreement.  Accordingly, following the Closing of the Stock Purchase Agreement, the Company conducted two 10-for-1 reverse stock splits in order to reduce the number of shares outstanding to be able to issue shares to the persons receiving shares under the Stock Purchase Agreement.  On February 28, 2009, the Company authorized the issuance of 44,751,046 shares (in the same proportion) to the shareholders of the Stock Purchase Agreement.  This was defined as a Corrective Issuance in Section 5.12 of the Securities Purchase Agreement that closed on March 7, 2009.

The Company entered into a Financing transaction with Pope Investments II LLC, an accredited investor, and certain other accredited investors.  Pursuant to the Financing Documents, we sold units of securities that consisted of an aggregate of 13,333,334 shares of common stock and warrants exercisable into 6,666,667 shares of common stock for a total purchase price of $14,000,000.  The purchase price of one unit was $1.05. The company paid $972,750 to the various parties as fund raising cost directly from the fund raised amounting of $14,000,000 which was closed on March 7,  2008.

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

The assumptions used for warrants issued with the share purchasing in Black Scholes calculation are as follow:

Risk-free interest rate	2.5%
Expected life of the options	3 year
Expected volatility	514.17%
Expected dividend yield	0%

Warrants outstanding at December 31, 2008 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$1.05	6,666,667	2.25	$1.05	6,666,667	$1.05	$-

15.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the year ended December 31, 2008. There are no major vendors which accounting over 10% of the total purchase for the year ended December 31, 2008. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

16.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

17.  COMMITMENTS AND LEASES

The Company incurred rent expenses $22,066 and $8,000 for the years ended December 31, 2008 and 2007.

The Company and its subsidiaries made no commitments of leases for future. So there is no lease commitment in the future.

18.   SUBSEQUENT EVENTS

Railroad On-board Programming:  Effective February 13, 2009, we entered into a Cooperation Agreement with Railway Media Center for the purpose of collaborating with RMC to produce programs titled “Journey through China on the Train” that will be broadcast to passengers traveling on train.  Pursuant to this agreement, we are obligated to plan and film the Journey Program, and RMC shall review and broadcast the Journey Program. The content of the Journey Program will focus on introduction and preview of natural resources, culture and history of tourism destinations, tourism advertisement and travel tips. RMC will appoint the program supervisor and we will appoint all the other personnel.

We and RMC agreed that the Journey Program shall be inserted into the programs produced by RMC for train passengers and be broadcast in accordance with the following rules:

1.
For the train line into Tibet, the Journey Program will be limited to 20' duration, and be inserted into the program that RMC produced by themselves. The Journey Program shall be broadcast daily on a rolling basis.

2.	For the high-speed motor train unit, the Journey Program will be limited to the range of 5-20 minutes, and be broadcast daily on a rolling basis.
3.	For the national broadcast channels covering 18 railway bureaus, we will produce a new 20' episode every week with its premier broadcast on Saturday evening and replay on Sunday afternoon.
4.	During the Term, if RMC increases its train TV broadcast channels, the Journey Program will be inserted into these added channels and be broadcast on a rolling basis.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Kabani & Company, Inc., independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following persons are members of the Board of Directors:

NAME	AGE	POSITION
Mr. Chen Minhua (1)	51	Chairman and Chief Executive Officer
Ms. Fan Yanling (1)	35	Secretary and Director
Mr. George Wung	35	Chief Financial Officer and Director

The following persons are our executive officers, with the respective titles as set forth opposite his or her name below:

NAME	AGE	POSITION
Mr. Chen Minhua (1)	51	Chairman and Chief Executive Officer
Ms. Fan Yanling (1)	35	Secretary and Director
Mr. George Wung	35	Chief Financial Officer and Director

(1) Chen Minhua and Fan Yangling are husband and wife.  There are no other relationships between the officers or directors of the Company.

The business background descriptions of the newly appointed directors are as follows:

Chen Minhua, Chairman of Hong Kong Yitat International Investment Co., Ltd

Male, 51, Ph.D.  Mr. Chen is a part-time professor at the Tourism College of Fujian Normal University and a tutor for postgraduate students.  He is also the vice-president of Fujian Provincial Tourism Institute and vice-president of Fujian Advertisement Association. From 1978 to 1992, he was a news journalist and editor-in-chief of “Fujian Internal Reference,” eventually becoming the head of the journalist station of “Fujian Daily” in Sanming City and general manager of the newspaper “HK-Taiwan Information.”  During that period, he was appointed as chief journalist of Fujian Province to HK, where he was in charge of news and management of the publication.  During these years, several of his works in journalism received national and provincial prizes and were published in books.  He received awards for “Excellent News Journalist” and “Advanced Workers of News Management.”  Since the establishment of New Handsome Joint Group in 1995, he has advocated and practiced the concept of “circulating cultural economy.”  In 2005, he published a scholarly treatise “General Theory of Tourism and Chinese Traditional Culture”, which has been used as the educational material for undergraduates in Tourism College of Fujian Normal University.  In February 2007, he was awarded as one of the “2006 Ten Most Distinguished Persons of Fujian Economic.”

Fan Yanling, President of Hong Kong Yitat International Investment Co., Ltd , director
Female, 35 years old, MBA.  From 1992 to 1994, Ms. Fan was a journalist and radio anchorwoman for the Voice of Haixia.  From 1995 to 2004, she was the general manager of New Handsome Advertisement Co., Ltd.  Since 2000, she has taken on the following leading posts: General Manager of New Handsome Joint Group (Fujian), General Manager of Hong Kong Yitat International Investment Co., Ltd , Chairman of Fujian Gold Lake Economy and Trading (Tourism) Development Co., Ltd., Director of Sydney Communication College (Australia), and General Manager of Fujian Education and Broadcasting Media Co., Ltd.  In 2005, she was awarded “Fujian Splendid Women” and “Advanced worker of advertisement industry Fuzhou 2005.”

George Wung, Chief Financial Director of Hong Kong Yi Tat International Investment Ltd.
Male, 35 years old, He has significant experience of financing in large scale enterprises.  Between February 2002 and December 2003, he was the Senior Vice President of the Global American Investments, Inc..  From January 2004 to October 2005, he worked as the director of the Prosperity Financial Group.  From October 2005 to January 2009, Mr. Wung has been the managing director of Etech Securities Inc.

The Company has not entered into a formal employment arrangement with the Executive Officers.  Mr. Minhua Chen and Ms. Yanling Fan have not received any salary.  Mr. George Wung is earning a salary of $60,000 USD per year.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five (5) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

▪
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

▪	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

▪
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

▪	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Chen Minhua President and CEO	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0
Fan Yanling, Secretary	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0
George Wung* CFO	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0

*George Wung was hired in January 9, 2009 and therefore did not receive any compensation in 2007 and 2008. His contract provides for a salary of $60,000 for the year 2009. A more detailed description of his employment is discussed in the Form 8-K dated January 14, 2009 and such Form 8-K is referred to and incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Chen Minhua, President and CEO	22,447,911	32.99%
Fan Yanling, Director Secretary	22,447,911	32.99%
George Wung, CFO	0	0%

All Executive Officers	44,895,822	65.98%
and Directors as a Group
(3 people)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

Audit Fees

For the Company’s fiscal year ended December 31, 2008, we were billed approximately $105,000 for professional services rendered for the audit and review of our financial statements. That total amount consisted of $105,000 for the auditing and review of the financial statements for the fiscal year 2008.

Legal Fees

For the Company’s fiscal year ended December 31, 2008, we were billed approximately $100,000 for professional services rendered for legal compliance related to federal securities laws.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

14	Code of Ethics *

31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lin Yongxi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lin Yongxi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the registrants Annual Report on Form 10-KSB (file number 000-26777) filed on March 27, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 31, 2009	By:	/s/ Chen, Minhua
Chen, Minhua Chief Executive Officer
	By:	/s/ George Wung
George Wung
Principal Accounting Officer