Form 10-Q
period 2009-03-31
CHINA YIDA HOLDING, CO.
filed 2009-05-15
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

China Yida Holding, Co.
(Exact name of registrant as specified in the Charter)

DELAWARE	000-26777	22-3662292
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

RM 1302-3 13/F, Crocodile House II
55 Connaught Road Central, Hong Kong

 (Address of Principal Executive Offices)

86-591-28308388
 (Issuer Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o    Accelerated Filer o     Non-Accelerated Filer o     Smaller Reporting Company x

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes o No x
State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009:  68,084,487 shares of common stock.

CHINA YIDA HOLDING, CO.

FORM 10-Q

March 31, 2009

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$9,967,084	$8,715,048
Accounts receivable, net	26,015	76,569
Other current assets	705,642	76,759
Prepayments	218,283	164,169
Total current assets	10,917,024	9,032,546

Property, plant and equipment, net	33,831,232	34,173,009
Construction in progress	9,577,702	1,979,725
Intangible assets, net	8,981,183	9,358,333
Total assets	$63,307,142	$54,543,613

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$63,796	$65,368
Loan payable	1,171,989	1,172,591
Other payable	836,334	456,181
Unearned revenue	29,484	6,597
Tax payables	1,963,926	726,524
Total current liabilities	4,065,530	2,427,259

Loan payable, long term	2,167,412	-

Total liabilities	6,232,942	2,427,259

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 1 share issued and outstanding, par value $0.001)	-	-
Common stock (100,000,000 shares authorized and 68,084,487 and 9,999,955 issued and outstanding as of March 31 and December 31, 2008, par value $0.0001)	27,809	27,809
Additional paid in capital	21,601,288	21,601,288
Accumulated other comprehensive income	3,121,049	3,134,077
Retained earning	32,324,054	27,353,180
Total stockholders' equity	57,074,200	52,116,354

Total liabilities and stockholders' equity	$63,307,142	$54,543,613

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
Net revenue
Advertisement	$6,592,187	$5,859,330
Tourism	3,230,718	992,954
Total net revenue	9,822,906	6,852,284
Cost of revenue
Advertisement	1,372,523	1,384,565
Tourism	128,226	503,035
Total cost of revenue	(1,500,750)	(1,887,600)
Gross profit	8,322,156	4,964,684
Operating expenses
Selling expenses	430,647	133,671
Operating and administrative expenses	1,202,198	352,316
Total operating expenses	1,632,845	485,987
Income from operations	6,689,311	4,478,698
Other (income) expense
Other expense, net	1,269	7,976
Interest expense	0	61,249
Interest income	(13,634)	(1,545)
Total other expense	(12,364)	67,681
Income before income taxes	6,701,675	4,411,017
Provision for income taxes	1,730,801	99,313
Net income	4,970,874	4,311,704
Other comprehensive income
Foreign currency translation gain (loss)	(13,028)	969,165
Comprehensive income	$4,957,846	$5,280,870
Basic net earnings per share	$0.07	$0.17
Basic weighted average shares outstanding	68,084,487	25,489,123

Diluted net earnings per share	$0.07	$0.15
Diluted weighted average shares outstanding	68,084,487	28,038,142

*Weighted average number of shares used to compute basic and diluted loss per share f are the same since the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,970,874	$4,311,704
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	354,336	96,647
Amortization	372,242	963,998
(Increase) / decrease in assets:
Accounts receivables	50,501	(10,521)
Other receivables	(629,516)	830,029
Prepaid expense	497	(5,481)
Advances	(54,183)	-
Accounts payable and accrued expenses	(1,538)	(12,548)
Tax payable	1,236,890	(883,320)
Unearned revenue	22,884	(90,197)
Accrued payroll	(11,746)	8,593
Other payable	392,545	(291,642)
Net cash provided by operating activities	6,703,785	4,917,262

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(64,548)	(613)
Addition to construction in progress	(7,662,370)	(7,396,037)
Purchase of intangible assets	-	(6,271,183)
Net cash used in investing activities	(7,726,918)	(13,667,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	-	1,383,535
Issuance of shares for cash	-	13,027,250
Borrowings	2,167,545	(836,158)
Net cash provided by financing activities	2,167,545	13,574,627

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	107,624	(34,101)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,252,036	4,789,956

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	8,715,048	726,631

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$9,967,084	$5,516,587

SUPPLEMENTAL DISCLOSURES:
Cash paid during the quarter for:
Income tax payments	$511,212	$-

Interest payments	$20,243	$61,249

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. (“the Company”, “we”, “us”, “our”) engages in tourisim and advertisement business through its subsidiaries in Peoples Republic of China.

On November 19, 2007, Chen Minhua, Fan Yanling, Extra Profit International Limited, Luck Glory International Limited, and Zhang Xinchen (collectively, the Keenway Shareholders”), Keenway Limited, Hong Kong Yi Tat and we entered into a definitive Share Exchange Agreement (“Exchange Agreement”) which resulted in Keenway becoming our wholly owned subsidiary (the “Merger”).  The Merger was accomplished by means of a share exchange in which the Keenway Shareholders exchanged all of their stock in Keenway for the transfer and additional issuance of our common stock.  Under the terms of the Exchange Agreement and as a result of the Merger, Keenway became our wholly owned subsidiary.

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

Hongkong Yi Tat was established on July 28, 2000, under the laws of Hong Kong Special Administration Region,.

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

Because Jiaoguang and the Company’s contractual relationship comply with FIN 46R, the Company consolidated Jiaoguang’s financial statements as VIE. As of December 31, 2006, the Company has consolidated Jiaoguang’s financial statements for the two years ended December 31, 2006 and 2005 in the accompanying financial statements.

FUJIAN YUNDING TOURISM INDUSTRIAL CO. LTD (“Yunding”) is incorporated on January 21, 2009 under the laws of PRC and located in Fujian Province in China. It mainly engages in tourism developments, ethnic culture communication, timeshare resort operation, souvenirs sales, and related tourism services. It has gained 40 years of management right (from 2009 to 2049) to manage the Yunding resort  in Fujian province.

2.  BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Hongkong Yida, Jintai, Yintai, Yunding, Fuyu, Hongda, and the accounts of the variable interest entity, Jiaoguang, collectively “the Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

d.Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009 and December 31, 2008, the Company had accounts receivable of $26,015 and $76,569, respectively.

e.Prepayments

The Company advances to certain vendors for purchase of its material and necessary service. As of March 31, 2009 and December 31, 2008, the prepayments amounted to $218,283 and $164,169, respectively.

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

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three months ended March 31, 2009.

h.Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $29,484 and $6,597 as of March 31, 2009 and December 31, 2008, respectively.

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

i.Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2009 and 2008 were $56,892 and $42,086, respectively.

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

k.Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company ‘subsidiraies in China is the Chinese Renminbi and  the functional currency of the US parent is the US dollar.

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

Weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 2009 & 2008 are the same since the effect of dilutive securities is anti-dilutive.

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

During the three months ended March 31, 2009 and 2008, the Company is organized into two main business segments: tourism and advertisement. The following table presents a summary of operating information and certain balance sheet information for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Revenues from unaffiliated customers:
Advertisement	$6,592,187	$5,859,330
Tourism	3,230,718	992,954
Consolidated	$9,822,906	$6,852,285

Operating income :
Advertisement	$5,000,517	$4,291,565
Tourism	1,690,238	187,845
Others	(1,444)	(712)
Consolidated	$6,689,311	$4,478,698

Advertisement	$21,321,818	$18,154,427
Tourism	41,942,378	17,086,237
Others	42,946	6,138,620
Consolidated	$63,307,142	$41,379,284

Advertisement	$3,733,254	$4,261,766
Tourism	1,239,247	50,699
Others	(1,627)	(762)
Consolidated	$4,970,874	$4,311,704

Interest expense:
Advertisement	$-	$25,262
Tourism	-	35,987
Consolidated	$-	$61,249

Others include reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter company transactions.

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

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.  In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the financial statements.

q. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   OTHER ASSETS

Other assets amounted to $705,642 and $76,759 as of March 31, 2009 and December 31, 2008, respectively. Other assets is mainly comprised of advances to employees and other unrelated parties, interest free, and due on demand.

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of March 31, 2009 and December 31:

	March 31, 2009	December 31, 2008
Building	$34,855,605	$34,872,855
Electronic Equipments	197,353	193,494
Transportation Equipments	74,986	63,442
Office Furniture	22,511	8,946
Subtotal	35,150,455	35,103,887

Less: Accumulated Depreciation	(1,319,223)	(965,278)

Total	$33,831,232	$34,173,009

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $354,336 and, $96,647, respectively.

5.  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $9,577,702 and $1,979,725 of March 31, 2009 and December 31, 2008. It is mainly constructions for the new tourist resort which the Company has acquired management right from January 2009. The amount of capitalized interest included in construction in progress amounted $20,243 and $0 for the three months ended March 31, 2009 and 2008. The Company will begin depreciating these assets when they are placed in service.

6.    INTANGIBLE ASSETS

Intangible assets were as of March 31, 2009 and December 31 as follows:

	March 31, 2009	December 31, 2008
Intangible asset
Management right of tourist resort	$5,127,454	$5,130,084
Advertising board	6,592,441	6,595,823
Accumulated amortization	(2,738,711)	(2,367,574)
Total	$8,981,183	$9,358,555

The company acquired 30 years tourist resort management right at August, 2001 from unrelated parties by paying cash. The Company entered an agreement with one third party on February 29, 2008 and obtained five-year use rights of 30 outside advertising boards in Fuzhou city amounting to $6,592,441 (RMB45,000,000).The term of the contact is in excess of twelve months and inures exclusive operation rights for the registrant in the future 5 years. The registrant expects the future economic benefits from the advertising revenue through the 30 outside boards.

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

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009 the Company expects these assets to be fully recoverable.

Total amortization expenses for the three months ended ended March 31, 2009 and 2008 amounted to $372,242 and $145,166 respectively. Amortization expenses for next five years after March 31, 2009 are as follows:

1 year	$1,097,486
2 year	1,463,314
3 year	1,463,314
4 year	1,463,314
5 year	383,820
Thereafter	$3,130,333

7. OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount were  $836,334 and $456,181, due on demand and interest free as of March 31, 2009 and December 31, 2008, respectively.

8.   TAX PAYABLES

Tax payables consist of the following as of:

	March 31, 2009	December 31, 2008
City planning tax	$ 5,181	$ 6,729
Business tax payable	160,975	139,616
Individual income tax payable	1,153	1,136
Income tax payable	1,731,308	511,624
Education fee	4,719	5,434
Cultural construction fee	60,590	61,985
Total	$ 1,963,926	$ 726,524

9.   LOAN PAYABLE

As of March 31, 2009 and December 31, 2008, the short term loan payables were as follows:

	March 31, 2009	December 31, 2008

Merchant bank of Fuzhou	$1,171,989	$1,172,591

As of March 31, 2009 and December 31, 2008, the long term loan payables were as follows:

	March 31, 2009	December 31, 2008

Taining Credit Union	$2,167,412	$-

As of March 31, 2009, the Company had a loan payable of $1,171,989 to Merchant bank of Fuzhou in China, with an annual interest rate of 8.66% from November 14, 2008 to November 13, 2009. The loan is guaranteed by a related party 80% owned by the same shareholder of the Company.

As of March 31, 2009, the Company had a loan payable of $2,167,412 to Taining Credit Union in China, with an annual interest rate of 0.585%% from March 30, 2009 to March 20, 2012. The loan is guaranteed by the management right of Yunding.

There are no interest expenses for the three months ended March 31, 2009 as compared to $25,262 in the previous year 2008. The Company has paid interest $131,662 and $61,249 for the three months ended March 31, 2009 and 2008.

The entire long term loan is due on March 20, 2012.

10.   OTHER (INCOME) EXPENSES

Other (income) expenses consists of the following for the three months ended March 31, 2009 and 2008:

Other (income) expense	2009	2008
Other expense, net	$1,269	$7,976
Interest expense	-	61,249
Interest income	(13,634)	(1,545)

Total other expense	$(12,364)	$67,681

11.   INCOME TAXES

The Company is registered in Hong Kong, China and has operations in primarily two tax jurisdictions - the PRC and China (HK). For certain operations in the HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from operations income consists of the following for the three months ended March 31, 2009 and 2008:

	2009	2008
HK Current Income Tax Expense (Benefit)	$-	$-

PRC Current Income Expense (Benefit)	$1,730,801	$99,313

Total Provision for Income Tax	$1,730,801	$99,313

The following is a reconciliation of the provision for income taxes at the PR and HK tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2009	March 31, 2008
Tax expense (credit) at statutory rate - HK	17.5%	17.5%
Changes in valuation allowance	(17.5%)	(17.5%)
Foreign income tax rate	25%	25%
Foreign income tax benefit - PRC	(21%)	(23%)
Tax expense at actual rate	4%	2%

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

The applicable income tax rate for the business operation in PRC is 25% in 2008 except Fuyu. Fuyu is completely exempt of income tax for the first 2 years up to September 2009. There were no significant book and tax basis difference.

12.   SHAREHOLDERS’ EQUITY

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

The assumptions used for warrants issued with the share purchasing in Black Scholes calculation are as follow:

Risk-free interest rate	2.5%
Expected life of the options	3 year
Expected volatility	514.17%
Expected dividend yield	0%

Warrants outstanding at March 31, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.05	6,666,667	2.00	$1.05	6,666,667	$1.05	$-

13.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the three months ended March 31, 2009. There are no major vendors which accounting over 10% of the total purchase for the year ended March 31, 2009. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

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

16.  COMMITMENTS AND LEASES

The Company incurred rent expenses $15,723  and $4,752 for the years ended March 31, 2009 and 2008.

The Company and its subsidiaries made no commitments of leases for future. So there is no lease commitment in the future.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

Three months ended March 31, 2009 compared to three months ended March 31, 2008

	March 31
	2009	2008
Net revenue
Advertisement	$6,592,187	$5,859,330
Tourism	3,230,718	992,954
Total net revenue	9,822,906	6,852,284
Cost of revenue
Advertisement	1,372,523	1,384,565
Tourism	128,226	503,035
Total cost of revenue	(1,500,750)	(1,887,600)
Gross profit	8,322,156	4,964,684
Operating expenses
Selling expenses	430,647	133,671
Operating and administrative expenses	1,202,198	352,316
Total operating expenses	1,632,845	485,987
Income from operations	6,689,311	4,478,698
Other (income) expense
Other expense, net	1,269	7,976
Interest expense	0	61,249
Interest income	(13,634)	(1,545)
Total other expense	(12,364)	67,681
Income before income taxes	6,701,675	4,411,017
Provision for income taxes	1,730,801	99,313
Net income	4,970,874	4,311,704
Other comprehensive income
Foreign currency translation gain	(13,028)	969,165
Other comprehensive income	$4,957,846	$5,280,870

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from our operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Net Revenue:

Net revenue increased by $2,970,622 or approximately 43.35%, from $6,852,284 for the three months ended March 31, 2008 to US$9,822,906 for the three months ended March 31, 2009.  Our overall net revenue increased because we are continuing to grow, specifically, our revenue increased due to the increased revenue in our tourism business of Great Golden Lake through increased number of visitors after the completion of additional scenic site constructions.  We have been able to capitalize on the growing Chinese economy.

Our revenue from advertisement for the three months ended March 31, 2009 was $6,592,187 and for the three months ended March 31, 2008, it was $5,859,330.  This increase was the result of organic growth of advertising sales due to FETV’s steady growth of audience rating, which led to the dramatic increase from our advertising revenue.

Our revenue for our tourism increased by $2,237,764 or approximately 225.36%, from $992,954 for the three months in 2008 to $3,230,718 for the three months in 2009 because we finished most of the infrastructure constructions on the Great Golden Lake, and Great Golden Lake’s capacity can afford more volume of visitors.  From October 2007 until February 2008 we were constructing a dam to control the water level at the tourist destination.  This construction of the dam is completed and the water level is now constant.  Our revenue from the advertising business increased from the three months ended 2008 to the three months ended 2009 and we expect it to continue to increase due to the growing Chinese economy.

Cost of revenue:

Cost of revenue decreased by $386,850, or approximately 20.49%, from $1,887,600 for the three months ended March 31, 2008 to $1,500,750 for the three months ended March 31, 2009. The cost of revenue decreased because no marketing campaign was planned and ran in the first quarter of 2009 as compared to the same period in 2008 when we had marketing campaign to promote our scenic sites.

Our cost of revenue from media for the three months ended March 31, 2008 was $1,384,565 and for the three months ended March 31, 2009 it was $1,372,523.  This was a slight decrease of $12,042 or 0.87% arising from the operations of our ordinary business.

Our cost of revenue from tourism for the three months ended March 31, 2009 was $128,226 and for the three months ended March 31, 2008 it was $503,035.  This was a decrease of $374,809 or 74.51%.  The decrease was because no marketing campaign was planned and ran in the first quarter of 2009 as compared to the same period in 2008 when we had marketing campaign to promote our scenic sites.

Gross profit:

Gross profit increased by $3,357,472, or 67.63%, from $4,964,684 for the three months ended March 31, 2008 to $8,322,156 for the three months ended March 31, 2009. Our gross profit increased mainly due to the increase in the number of visitors to our Great Golden Lake tourist destination after the completion of additional scenic site constructions in 2008 and cost savings from discontinued marketing campaign on our tourism destinations in 2008.

Operating Expenses:

Operating expenses were $485,987 for the three months ended March 31, 2008, compared to $1,632,845 for the three months ended March 31, 2009.  This represents an increase of $1,146,858, or 235.99%, primarily due to a large increase in operations and significant business growth. The operating expenses increased due to the increase in revenues.  The increase in revenues causes the company to increase its expenses in order to keep up with the increasing revenues.  This is a variable expense and should fluctuate according to our revenues.

Income from Operations:

Operating profit was $4,478,698 for the three months ended March 31, 2008 and $6,689,311 for the three months ended March 31, 2009.  The increase of $2,210,613, or 49.36%, was primarily the result of increased gross profit. Our income from operations increased because we increased our revenue at a greater rate than our expenses from operations increased.

Net Income:

Net income was $4,311,704 for the three months ended March 31, 2008, compared to $4,970,874 for the three months ended March 31, 2009, an increase of $659,170 or 15.29%. Our net income increased because our revenues increased.

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

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.  In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. This FSP is effective for us beginning July 1, 2009 and the Company does not expect that FSP EITF No. 03-6-1 would have a material impact on the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We currently generate our cash flow through operations which we believes will be sufficient to sustain current level operations for at least the next twelve months.  In addition, in February 2008, we completed a $14 million financing and we intend to use the proceeds to expand our operations and improve the “Great Golden Lake” and increase the number of visitors we can attract to the destination. In 2009, we intend to continue to work to expand our tourism services and mass media outlets, including the acquisition of a provincial-level education TV station.

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

PLAN OF OPERATIONS

Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2009, we had approximately $ 9,967,084 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. The majority of our revenues derived and expenses and liabilities incurred are in Renminbi (the currency of the PRC). Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currency of Renminbi. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the three months ended December 31, 2006 was not material to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4T.  Controls and Procedures

Management's report on internal control over financial reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision of the President and Chief Executive Officer and the Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management evaluated the design and operation of our internal control over financial reporting as of March 31, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of March 31, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the Company have been detected.

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report.

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against us.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 23, 2009, pursuant to the written consent of our majority shareholders in lieu of a special meeting, we implemented a 4 for 1 for 4 reverse stock split (the “Reverse Split”) on our issued and outstanding common stock as of April 23, 2009.  Pursuant to Section 14C of the Securities Exchange Act of 1934, as amended, we filed a preliminary statement and a definitive statement to notify our shareholders on April 27 and May 7, 2009, respectively. The Reverse Split will become effective on May 17, 2009 pursuant to Rule 14c-2 under the Exchange Act. As a result, on the effective date of the Reverse Split, our issued and outstanding common stock will be reduced fourfold.

Item 5. Other Information.

On April 8, 2009, pursuant to section 2(g) of the Make Good Agreement by and among Pope Investments II, LLC (the “Investor Agent”), Minhua Chen and us, we and the investment jointly authorized our escrow agent to release from the escrow account 13,333,334 shares of our common shares that previously issued to Minhua Chen and held in the escrow account.

On April, 14, 2009, because we attained adjusted earning per share of $0.32 for the fiscal year of 2008, pursuant to Section 18(a) of the Warrant, we issued call notices to six (6) of our investors to call the callable warrants, equal to 50% of the warrants, that were originally issued to the investors redeemable at a price of $0.0001 per warrant. Upon the effectiveness of the call option, we redeemed a total number of 3,333,331 warrants. As of the date hereof, we have 3,333,336 outstanding warrants that can be converted into 3,333,336 shares of our common stock at an exercise price of $1.25 per share on and before September 6, 2011.

Item 6. Exhibits.

31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yida Holding, Co.

Date: May 14, 2009	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer
/s/ George Wung
George Wung Principal Accounting Officer