Form 10-Q
period 2009-06-30
CHINA YIDA HOLDING, CO.
filed 2009-08-14
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

86-591-28308388
 (Registrants Telephone number including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 17,021,447 shares of common stock.

CHINA YIDA HOLDING, CO.

FORM 10-Q

June 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$8,875,940	$8,715,048
Accounts receivable, net	19,419	76,569
Other receivable	7,275	76,759
Prepaid expenses	182,589	164,169
Deferred income tax asset	164,664	-
Total current assets	9,249,887	9,032,546

Property, plant and equipment, net	33,564,983	34,173,009
Construction in progress	18,795,560	1,979,725
Intangible assets, net	8,603,539	9,358,333

Advances	439,226	-

Total assets	$70,653,195	$54,543,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$62,073	$65,368
Loan payable	1,171,269	1,172,591
Other payable	802,179	456,181
Unearned revenue	80,529	6,597
Tax payables	234,106	214,900
Deferred income tax liability	15,565	-
Income tax payable	1,315,032	511,624
Total current liabilities	3,680,753	2,427,259

Loan payable, long term	2,487,257	-

Total liabilities	6,168,010	2,427,259

Commitments	-	-

Stockholders' equity
Preferred stock (10,000,000 shares authorized, 1 share issued and outstanding, par value $0.001)	-	-
Common stock (100,000,000 shares authorized and 17,021,447 issued and outstanding as of June 30, 2009 and December 31, 2008, par value $0.0001)	1,702	1,702
Additional paid in capital	21,627,395	21,627,394
Accumulated other comprehensive income	3,091,649	3,134,077
Retained earning	39,764,439	27,353,180

Total stockholders' equity	64,485,185	52,116,353

Total liabilities and stockholders' equity	$70,653,195	$54,543,613

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six month periods ended June 30,		Three month periods ended June 30,
	2009	2008	2009	2008
Net revenue
Advertisement	$14,482,483	$11,132,918	$7,890,295	$5,273,588
Tourism	8,231,543	2,621,653	5,000,825	1,628,699
Total net revenue	22,714,025	13,754,571	12,891,120	6,902,287

Cost of revenue
Advertisement	3,659,674	2,382,838	1,914,909	998,273
Tourism	1,055,196	739,989	572,634	236,954
Total cost of revenue	(4,714,870)	(3,122,828)	(2,487,543)	(1,235,228)

Gross profit	17,999,155	10,631,744	10,403,578	5,667,060

Operating expenses
Selling expenses	1,277,450	592,217	846,803	458,546
Operating and administrative expenses	1,479,927	983,761	1,004,307	631,445
Total operating expenses	2,757,377	1,575,978	1,851,110	1,089,991

Income from operations	15,241,778	9,055,766	8,552,468	4,577,069

Other (income) expense
Other (income) expense, net	18,335	(2,976)	17,065	(10,952)
Interest expense	-	88,083	-	26,834
Interest income	(25,428)	(4,680)	(11,795)	(3,135)

Total other (income) expense, net	(7,093)	80,428	5,271	12,747

Income before income taxes	15,248,871	8,975,338	8,547,197	4,564,321

Provision for income taxes	2,837,612	247,382	1,594,893	148,069

Net income	12,411,259	8,727,957	6,952,304	4,416,253

Other comprehensive income
Foreign currency translation gain (loss)	(42,428)	1,788,184	(29,400)	819,019

Other comprehensive income	$12,368,831	$10,516,141	$6,922,904	$5,235,271

Basic net earnings per share	$0.73	$0.74	$0.41	$0.38
Basic weighted average shares outstanding	17,021,447	11,726,123	17,021,447	11,726,123

Diluted net earnings per share	$0.71	$0.71	$0.39	$0.36
Diluted weighted average shares outstanding	17,501,040	12,363,378	17,805,849	12,363,378

The accompanying notes are an integral part of these audited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,411,259	$8,727,957
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	714,095	196,280
Amortization	743,982	1,826,920
Bad debt expense	15,565	-
(Increase) / decrease in assets:
Accounts receivables	41,479	1,658
Other receivables	65,398	(54,320)
Prepaid expenses	3,724	-
Advances	(457,670)	-
Accounts payable and accrued expenses	(2,405)	32,163
Tax payables	673,198	(1,288,331)
Unearned revenue	73,914	(46,366)
Accrued payroll	(4,998)	-
Other payable	351,889	(191,064)
Net cash provided by operating activities	14,629,431	9,204,897

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(179,143)	(5,152)
Proceeds from loan to related party	-	645,675
Addition to construction in progress	(16,877,719)	(14,292,256)
Purchase of intangible assets	-	(6,364,755)
Net cash used in investing activities	(17,056,862)	(20,016,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	-	13,027,250
Loan payments	-	(848,634)
Loan borrowings	2,487,257	-
Net cash provided by financing activities	2,487,257	12,178,616

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	101,066	(13,331)

NET INCREASE IN CASH AND CASH EQUIVALENTS	160,892	1,353,695

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	8,715,048	726,631

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$8,875,940	$2,080,326

SUPPLEMENTAL DISCLOSURES:
Cash paid during the quarter for:
Net amount of Capitalized interest	20,416	-
Income tax payments	$1,728,779	$100,795
Interest payments	$-	$88,083

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

In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received 2,272,581 newly issued shares of our common stock and 91,045 shares of our common stock which was transferred from certain InteliSys Shareholders; Immediately following the closing of the Merger, the Keenway Shareholders own approximately 94.5% of our issued and outstanding shares on a fully diluted basis. This transaction closed on November 19, 2007.

Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd.

Hong Kong Yi Tat was established on July 28, 2000, under the laws of Hong Kong Special Administration Region,.

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

The Company owns 100% shares of Jintai, and holds variable interest in Fujian Jiaoguang Media Co. Ltd .

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

Fujian Jiaoguang Media Co. Ltd (“Jiaoguang”) is incorporated on October 9, 2004 under the laws of PRC and located in Fuzhou City, Fujian Province in China. It mainly engages in advertisement, publishing, exhibition, cultural communication and coordinating cultural performance as an agent. It has gained 7 years of managing rights of Fujian Education TV advertisement (from 2003 to 2010), and has option to renew for another 5 years term.

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

ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

■carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

■inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

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

FUJIAN YI TAT EARTH BUILDINGS TOURISM DEVELOPMENT CO. LTD (“Tulou”) is incorporated on March 23, 2009 under the laws of PRC and located in Fujian Province in China. It mainly engages in tourism developments, ethnic culture communication, timeshare resort operation, and related tourism services in Tulou area. It has gained 40 years of management right (from 2009 to 2049) to manage the Tulou resort in Fujian province. Tulou is 100% owned by Hong Kong Yi Tat.

2.  BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries - Jintai, Fuyu, Hongda, Yunding, Tulou, Yintai, Hong Kong Yi Tat, and the accounts of the variable interest entity, Jiaoguang, collectively “the Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

d.Accounts receivable

The Company's policy is to maintain allowances for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2009 and December 31, 2008, the Company had accounts receivable of $19,419 and $76,569, respectively. As of June 30, 2009 and December 31, 2008, allowance for doubtful accounts amounted to $15,565 and $0, respectively.

e.Prepayments and advance

The Company advances to certain vendors for purchase of its material and necessary services. As of June 30,2009 and December 31, 2008, the prepayments amounted to $182,589 and $164,169, respectively.

During June 30, 2009, the Company entered into a purchase agreement with the local government to acquire the management center valued approximately RMB 8,000,000 or $1,171,269. The Company has already paid RMB 3,000,000 or $439,266 toward the purchase price, and it was recorded as advance as of June 30, 2009.

f. Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 20years for house & building; 5 to 8 years for electronic equipment, 8 years for transportation equipment, 5 to 8 years for office furniture.

g. Impairment

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

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the three and six months ended June 30, 2009.

h. Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104.Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $80,529 and $6,597 as of June 30, 2009 and December 31, 2008, respectively.

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

i. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2009 and 2008 were $187,919 and $42,086, respectively.

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

j. Income taxes

 Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

k. Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company‘s subsidiaries in China is the Chinese Renminbi and  the functional currency of the US parent is the US dollar.

l. Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values of financial instruments.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepaid expenses, accounts payable, other payable, tax payable, and short and long term loans.

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

m. Earning per share (EPS)

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

n. Segment reporting

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

During the six months ended June 30, 2009 and 2008, the Company is organized into two main business segments: tourism and advertisement. The following table presents a summary of operating information and certain balance sheet information for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
Revenues from customers:
Advertisement	$14,482,483	$11,132,918
Tourism	8,231,543	2,261,653
Consolidated	$22,714,025	$13,754,571

Advertisement	$10,962,588	$8,731,956
Tourism	4,281,792	796,810
Others	(2,602)	(113,000)
Consolidated	$15,241,778	$9,055,766

Identifiable assets:
Advertisement	$12,735,657	$23,286,287
Tourism	55,259,262	20,099,923
Others	2,658,276	1,217,342
Consolidated	$70,653,195	$44,703,552

Net income
Advertisement	$8,977,984	$8,317,553
Tourism	4,241,525	508,249
Others	(2,834)	(97,846)
Consolidated	$12,411,259	$8,727,957

Amortization	-

Advertisement	$743,982	$4,264,777
Tourism
Consolidated	$743,982	$4,264,777

Capital expenditure	-
Advertisement
Tourism	$17,056,862	$14,297,408
Consolidated	$17,056,86	$14,297,408

Interest expense	-
Advertisement	-	51,560
Tourism	$-	$36,534
Consolidation	$-	$88,084

Others include reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter company transactions.

o. Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

p. Recent accounting pronouncements

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009.

q. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   OTHER RECEIVABLE

Other assets amounted to $7,275 and $76,759 as of June 30, 2009 and December 31, 2008, respectively. Other assets is mainly comprised of advances to employees and other unrelated parties, interest free, and due on demand.

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of June 30, 2009 and December 31:

	June 30, 2009	December 31, 2008
Building	34,834,172	$34,872,855
Electronic Equipments	210,419	193,494
Transportation Equipments	146,391	63,442
Office Furniture	52,537	8,946
Subtotal	35,243,519	35,103,887

Less: Accumulated Depreciation	(1,678,536)	(965,278)

Total	33,564,983	$34,173,009

Depreciation expenses for the six months ended June 30, 2009 and 2008 were $714,095 and, $196,280, respectively. Depreciation expenses for the three months ended June 30, 2009 and 2008 were $359,759 and, $99,633, respectively.

5.  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $18,795,560 and $1,979,725 of June 30, 2009 and December 31, 2008. It is mainly constructions for the new tourist resort which the Company has acquired management right from January 2009. The amount of capitalized interest included in construction in progress amounted $80,571 and $0 for the six months ended June 30, 2009 and 2008. The Company will begin depreciating these assets when they are placed in service.

6.    INTANGIBLE ASSETS

Intangible assets were as of June 30, 2009 and December 31 as follows:

	June 30, 2009	December 31, 2008
Intangible asset
Management right of tourist resort	$5,124,301	$5,130,084
Advertising board	6,588,387	6,595,823
Accumulated amortization	(3,109,149)	(2,367,574)
Total	$8,603,539	$9,358,555

The Company acquired 30 years tourist resort management right at August 2001 from unrelated parties by paying cash. The Company entered an agreement with one third party on February 29, 2008 and obtained five-year use rights of 30 outside advertising boards in Fuzhou city amounting to $6,588,387 (RMB45,000,000).The term of the contact is in excess of twelve months and inures exclusive operation rights for the registrant in the future 5 years. The registrant expects the future economic benefits from the advertising revenue through the 30 outside boards.

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

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009 the Company expects these assets to be fully recoverable.

Total amortization expenses for the three months ended June 30, 2009 and 2008 amounted to $371,740 and $1,685,765 respectively.  Total amortization expenses for the six months ended June 30, 2009 and 2008 amounted to $743,982 and $1,826,920 respectively. Amortization expenses for next five years after June 30, 2009 are as follows:

1 year	$1,488,487
2 year	1,488,487
3 year	1,488,487
4 year	1,049,262
5 year	170,810
Thereafter	2,918,006
Total	$8,603,539

7. OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount was  $802,179 and $456,181, due on demand and interest free as of June 30, 2009 and December 31, 2008, respectively.

8.  TAX PAYABLES

Tax payables consist of the following as of:

	June 30, 2009	December 31, 2008
City planning tax	$6,919	$6,729
Business tax payable	138,199	139,616
Payroll tax payable		1,136
Education fee	6,079	5,434
Cultural construction fee	82,919	61,985
Total	$234,106	$214,900

9.   LOAN PAYABLE

As of June 30, 2009 and December 31, 2008, the short term loan payables were as follows:

	June 30, 2009	December 31, 2008

Merchant Bank of Fuzhou	$1,171,269	$1,172,591

 As of June 30, 2009 and December 31, 2008, the long term loan payables were as follows:
	June 30, 2009	December 31, 2008

Taining Credit Union	$2,487,257	-

As of June 30, 2009, the Company had a loan payable of $1,171,269 to Merchant bank of Fuzhou in China, with an annual interest rate of 8.66% from November 14, 2008 to November 13, 2009. The loan is guaranteed by a related party 80% owned by the same shareholder of the Company.

As of June 30, 2009, the Company had a loan payable of $2,487,257 to Taining Credit Union in China, with an annual interest rate of 7.02% from  March 30, 2009 to March 20, 2012. The loan is guaranteed by the management right of Great Golden Lake.

There are no interest expense for the three months ended June 30, 2009 as compared to $25,262 in the previous year  2008.

There are no interest expense for the six months ended June 30, 2009 as compared to $88,083 in the previous year  2008.

10.   OTHER (INCOME) EXPENSES

Other (income) expenses consists of the following for the six months ended June 30, 2009 and 2008:

Other (income) expense	2009	2008
Other expense, net	$18,335	$(2,976)
Interest expense	-)	88,083
Interest income	(25,428)	(4,680)

Total other (income) expense, net	$(7,093)	$80,428

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
The provision for income taxes from operations income consists of the following for the six months ended June 30, 2009 and 2008:

	2009	2008

PRC Current Income Expense	$2,837,612	$247,382

Total Provision for Income Tax	$2,837,612	$247,382

The following is a reconciliation of the provision for income taxes at the PR and HK tax rate to the income taxes reflected in the Statement of Income:

	June 30, 2009	June 30, 2008
Tax expense (credit) at statutory rate – HK	17.5%	17.5%
Foreign income tax rate	25%	25%
Foreign income tax benefit – PRC	(21%)	(23%)
Tax expense at actual rate	4%	2%

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

As of June 30, 2009, the deferred income tax asset and liability for the Company are $164,664 and $15,565,respectively.

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

In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received 2,272,581 newly issued shares of our common stock and 91,045 shares of our common stock which was transferred from certain InteliSys Shareholders; Immediately following the closing of the Merger, the Keenway Shareholders own approximately 94.5% of our issued and outstanding shares on a fully diluted basis.

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

	Common	Common Stock	Additional Paid-in Capital	Total
	Shares
Balance, January 1, 2007 (1)	2,350,399	$235	$8,601,612	$8,601,847
Recapitalization (2)	149,590	15	(15)	-

Balance, December 31, 2007	2,499,989	$250	$8,601,597	$8,601,847

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

2) SECURITY ISSUANCE AGREEMENT

On November 19, 2007, the Company entered into a Stock Purchase Agreement and Share Exchange with Keenway Limited and its certain shareholders (the “Stock Purchase Agreement”).  At the time of the Stock Purchase Agreement, it was the intent of all the parties involved to deliver to the shareholders of Keenway 99% of the outstanding shares of the Company common stock.  However, the Company had 100,000,000 shares authorized and could only issue 2,363,111 shares to the persons receiving shares in the Stock Purchase Agreement which resulted in an issuance of 94.5% of the shares to the shareholders listed in the Stock Purchase Agreement.  Accordingly, following the Closing of the Stock Purchase Agreement, the Company conducted two 10-for-1 reverse stock splits in order to reduce the number of shares outstanding to be able to issue shares to the persons receiving shares under the Stock Purchase Agreement.  On February 28, 2009, the Company authorized the issuance of 1,118,776 shares (in the same proportion) to the shareholders of the Stock Purchase Agreement.  This was defined as a Corrective Issuance in Section 5.12 of the Securities Purchase Agreement that closed on March 7, 2009.

The Company entered into a Financing transaction with Pope Investments II LLC, an accredited investor, and certain other accredited investors.  Pursuant to the Financing Documents, we sold units of securities that consisted of an aggregate of 3,333,334 shares of common stock and warrants exercisable into 1,666,667 shares of common stock for a total purchase price of $14,000,000.  The purchase price of one unit was $1.05. The company paid $972,750 to the various parties as fund raising cost directly from the fund raised amounting of $14,000,000 which was closed on March 7, 2008.

Pursuant to terms, the warrants can be converted into 1,666,667 shares of common stock at an exercise price of $1.05 per share and can be exercised beginning on September 6, 2008 and will expire on September 6, 2011. Cashless exercise available with payment in common shares of the company if shares underlying the warrant are not registered. And Call provision (at the option of the grantor) in the warrants is available if the company attains certain EPS at December 31, 2008.

Additionally, majority shareholders of the Company and the Company entered into a Lock-Up Agreement whereby both parties agreed not to sell any securities for a period of 12 months after the initial registration statement associated with this financing is declared effective.  Lastly, our Chairman and the Company entered into a Make Good Agreement whereby he has pledged 3,333,334 shares of his common stock of the Company as security for the Company reaching certain earnings thresholds for the fiscal years ended 2008 and 2009. If the Company meets these thresholds, the Make Good Shares will be released from escrow and returned to the Chairman.  Alternatively, if the Company fails to meet the earnings requirements, the Make Good Shares will be released to the Investors as additional compensation.

The assumptions used for warrants issued with the share purchasing in Black Scholes calculation are as follow:

Risk-free interest rate	2.5%
Expected life of the options	3 year
Expected volatility	514.17%
Expected dividend yield	0%

Warrants outstanding at June 30, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.05	1,666,667	1.75	$1.05	1,666,667	$1.05	$-

3) REVERSE SPLIT

The Company conducted 4:1 reverse split during the quarter ended June 30, 2009. All statements are reversely stated.

13.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the three and six months ended June 30, 2009. There are no major vendors which accounting over 10% of the total purchase for the three and six months year ended June 30, 2009.

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

16.  COMMITMENTS AND LEASES

The Company incurred rent expenses $49,685 and $4,752 for the three and six months ended June 30, 2009 and 2008.

The Company and its subsidiaries made no commitments of leases for future, so there is no lease commitment in the future.

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
·
In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received 2,272,581 newly issued shares of our common stock and 91,045 shares of our common stock which was transferred from certain InteliSys Shareholders;

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

	Three month periods ended June 30,
	2009	2008
Net revenue
Advertisement	$7,890,295	$5,273,588
Tourism	5,000,824	1,628,699
Total net revenue	12,891,120	6,902,287
Cost of revenue
Advertisement	1,543,169	998,273
Tourism	212,875	236,954
Total cost of revenue	(1,756,044)	(1,235,227)
Gross profit	11,135,076	5,667,060
Operating expenses
Selling expenses	846,803	458,546
Operating and administrative expenses	1,735,806	631,445
Total operating expenses	2,582,609	1,089,991
Income from operations	8,552,467	4,577,068
Other (income) expense
Other expense, net	17,065	(10,952)
Interest expense	-	26,834
Interest income	(11,795)	(3,135)
Total other (income) expense	5,271	12,747

Income before income taxes	8,547,197	4,564,321
Provision for income taxes	2,245,446	148,069
Net income	6,301,751	4,416,253

Net Revenue: Net revenue increased by $5,988,833 or approximately 87%, from $6,902,287 for the three months ended June 30, 2008 to $12,891,120 for the three months ended June 30, 2009.  Our overall net revenue increased because we are continuing to grow, specifically, our revenue increased due to the increased revenue in our tourism business of Great Golden Lake through increased number of visitors after the completion of additional scenic site constructions and increased revenue in our media business of FETV through increased sales of airtime.

Our revenue from advertisement increased by 2,616,707 or approximately 50% from $5,273,588 for the three months ended June 30, 2008 to $7,890,295 for the three months ended June 30, 2009. This increase was the result of organic growth of advertising sales due to FETV’s steady growth of audience rating, which led to the increasing amount of airtime sales.

Our revenue for our tourism increased by $3,372,125 or approximately 207% from $1,628,699 for the three months ended June 30, 2008 to $5,000,824 for the three months ended June 30, 2009 because we finished most of the infrastructure constructions on the Great Golden Lake to achieve greater visitor volume capacity.  At the same time, we also completed the construction of the dam at Great Golden Lake on 2008. The completion of dam has stabilized the water level of Great Golden Lake. The completion of dam also has eliminated the chances of flood or drought to make Great Golden Lake a desirable destination throughout the entire year.

Cost of revenue: Cost of revenue increased by $1,252,316, or approximately 101%, from $1,235,228 for the three months ended June 30, 2008 to $2,487,543 for the three months ended June 30, 2009. The cost of revenue increased because the increased sales tax caused by revenue growth.

Our cost of revenue from media for the three months ended June 30, 2008 was $998,273 and for the three months ended June 30, 2009 it was $1,914,909.  This was an increase of $916,636 or 92% arising from increased sales tax caused by revenue growth in media.

Our cost of revenue from tourism for the three months ended June 30, 2009 was $572,634 and for the three months ended June 30, 2008 it was $236,954.  This was an increase of $335,680 or 141%.  The increase is caused by increased sales tax caused by revenue growth in tourism.

Gross profit: Gross profit increased by $4,736,517, or 84%, from $5,667,060 for the three months ended June 30, 2008 to $10,403,577 for the three months ended June 30, 2009. Our gross profit increased mainly due to the increase in the number of visitors to our Great Golden Lake tourist destination after the completion of additional scenic site constructions in 2008 and cost savings from discontinued marketing campaign on our tourism destinations in 2008.

Operating Expenses: Operating expenses were $1,089,991 for the three months ended June 30, 2008, compared to $1,851,110 for the three months ended June 30, 2009.  This represents an increase of $761,119 or 70%, primarily due to business expansions in our newly engaged operations – Earth Building, Yunding and railroad TV program “Journey Through China on the Train.”

Income from Operations: Operating profit was $4,577,068 for the three months ended June 30, 2008 and $8,552,468 for the three months ended June 30, 2009.  The increase of $3,975,399 or 87% was primarily the result of increased gross profit. Our income from operations increased because we increased our revenue at a greater rate than our expenses from operations increased.

Net Income: Net income was $4,416,253 for the three months ended June 30, 2008, compared to $6,952,304 for the three months ended June 30, 2009, an increase of $2,536,051 or 57%. Our net income increased because our revenues increased.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the period indicated, in dollars.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

	June 30
	2009	2008
Net revenue
Advertisement	$14,482,483	$11,132,918
Tourism	8,231,543	2,621,653
Total net revenue	22,714,025	13,754,571
Cost of revenue
Advertisement	3,659,674	2,382,838
Tourism	1,055,196	739,989
Total cost of revenue	(4,714,870)	(3,122,828)
Gross profit	17,999,155	10,631,744
Operating expenses
Selling expenses	1,277,450	592,217
Operating and administrative expenses	1,479,927	983,761
Total operating expenses	2,757,377	1,575,978
Income from operations	15,241,778	9,055,766
Other (income) expense
Other expense, net	18,335	(2,976)
Interest expense	-	88,083
Interest income	(25,428)	(4,680)
Total other expense	(7,093)	80,428
Income before income taxes	15,248,871	8,975,338
Provision for income taxes	2,837,612	247,382
Net income	12,411,259	8,727,957
Other comprehensive income
Foreign currency translation gain	(42,428)	1,788,184
Other comprehensive income	$12,368,831	$10,516,141

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from our operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Net Revenue: Net revenue increased by $8,959,454 or approximately 65%, from $13,754,571 for the six months ended June 30, 2008 to $22,714,025 for the six months ended June 30, 2009.  Our overall net revenue increased because we are continuing to grow, specifically, our revenue increased due to the increased revenue in our tourism business of Great Golden Lake through increased number of visitors after the completion of additional scenic site constructions and increased revenue in our media business of FETV through increased sales of airtime.

Our revenue from advertisement increased by $3,349,565 or approximately 30% from $11,132,918 for the six months ended June 30, 2008 to $14,482,483 for the six months ended June 30, 2009. This increase was the result of organic growth of advertising sales due to FETV’s steady growth of audience rating, which led to the increasing amount of airtime sales.

Our revenue for our tourism increased by $5,609,890 or approximately 214% from $2,621,653 for the six months ended June 30, 2008 to $8,231,543 for the six months ended June 30, 2009 because we finished most of the infrastructure constructions on the Great Golden Lake to achieve greater visitor volume capacity.  At the same time, we also completed the construction of the dam at Great Golden Lake on 2008. The completion of dam has stabilized the water level of Great Golden Lake. The completion of dam also has eliminated the chances of flood or drought to make Great Golden Lake a desirable destination throughout the entire year.

Cost of revenue: Cost of revenue increased by $1,592,043, or approximately 51%, from $3,319,107 for the six months ended June 30, 2008 to $4,714,870 for the six months ended June 30, 2009. The cost of revenue increased because the increased sales tax caused by revenue growth.

Our cost of revenue from advertisement for the six months ended June 30, 2008 was $2,382,838 and for the six months ended June 30, 2009 it was $3,659,674.  This was an increase of $1,276,836 or 54% arising from increased sales tax caused by revenue growth in media.

Our cost of revenue from tourism for the six months ended June 30, 2009 was $1,055,196 and for the six months ended June 30, 2008 it was $739,989.  This was an increase of $315,207 or 43%.  The increase is caused by increased sales tax caused by revenue growth in tourism.

Gross profit: Gross profit increased by $7,367,411, or 69%, from $10,631,744 for the six months ended June 30, 2008 to $17,999,155 for the six months ended June 30, 2009. Our gross profit increased mainly due to the increase in the number of visitors to our Great Golden Lake tourist destination after the completion of additional scenic site constructions in 2008 and cost savings from discontinued marketing campaign on our tourism destinations in 2008.

Operating Expenses: Operating expenses were $1,575,978 for the six months ended June 30, 2008, compared to $2,757,377 for the six months ended June 30, 2009.  This represents an increase of $1,181,399, or 75%, primarily due to business expansions in our newly engaged operations – Earth Building, Yunding and railroad TV program “Journey through China on the Train.”

Income from Operations: Operating profit was $9,055,766 for the six months ended June 30, 2008 and $15,241,778 for the six months ended June 30, 2009.  The increase of $6,186,012, or 68%, was primarily the result of increased gross profit. Our income from operations increased because we increased our revenue at a greater rate than our expenses from operations increased.

Net Income:  Net income was $8,727,957 for the six months ended June 30, 2008, compared to $12,411,259 for the six months ended June 30, 2009, an increase of $3,683,302 or 42%. Our net income increased because our revenues increased.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

LIQUIDITY AND CAPITAL RESOURCES

We currently generate our cash flow through operations which we believe will be sufficient to sustain current level operations for at least the next twelve months.  In addition, in February 2008, we completed a $14 million financing and we intend to use the proceeds to expand our operations and improve the “Great Golden Lake” and increase the number of visitors we can attract to the destination. In 2009, we intend to continue to work to expand our tourism services and mass media outlets, including the acquisition of a provincial-level education TV station.

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

2010 – 2011 Outlook

Over the course of the next few years, we intend to grow and expand our businesses in China’s tourism, media, entertainment and other related industry. We expect to acquire additional tourist areas that will enhance our reputation as a world-class company that develops and manages tourist attractions. These acquisitions will be financed either through our revenues or by financings and sales of  our stock or other securities. With respect to the mass media, we expect to grow by acquiring another operating television network.

PLAN OF OPERATIONS

Quantitative and Qualitative Disclosures about Market Risk

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2009, we had $ 8,875,940 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Management evaluated the design and operation of our internal control over financial reporting as of June 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of June 30, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 23, 2009, pursuant to the written consent of our majority shareholders in lieu of a special meeting, we authorized a 4 for 1 for 4 reverse stock split (the “Reverse Split”) on our issued and outstanding common stock. Pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we filed a preliminary statement and a definitive statement to notify our shareholders on April 27 and May 7, 2009, respectively. FINRA declared the Reverse Split effective on June 16, 2009. As a result of the effectiveness of the Reverse Split, effective on June 16, 2009, our trading symbol was changed to CNDH. As a result, on the effective date of the Reverse Split, our issued and outstanding common stock will be reduced fourfold.

On June 17, 2009, pursuant to the written consent of our majority shareholders in lieu of a special meeting, we authorized the appointment of Mr. Michael Marks, Fucai Huang and Chunyun Yin as our independent directors, and the adoption of the 2009 Equity Incentive Plan in accordance with the Delaware General Corporation Law. Pursuant to Section 14C of the Exchange Act, we filed a preliminary statement and a definitive statement to notify our shareholders of the corporate actions on July 8 and July 20, respectively. The appointment of the new directors and the adoption of the 2009 Equity Incentive Plan went effective on August 10, 2009.

Item 5. Other Information.

On June 17, 2009, the Board of Directors of the Company approved the adoption of the procedures for the selection of director nominees.  Pursuant to NASDAQ Rule 5605(e)(1), a majority of the independent directors shall recommend and select the director nominees.

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

China Yida Holding, Co.

Date: August 14, 2009	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer
Date: August 14, 2009		/s/ George Wung
George Wung Principal Accounting Officer