Form 10-Q
period 2009-09-30
CHINA YIDA HOLDING, CO.
filed 2009-11-13
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐  No ☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009: 17,021,447 shares of common stock.

CHINA YIDA HOLDING, CO.
FORM 10-Q
September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$8,723,966	$8,715,048
Accounts receivable, net	10,882	76,569
Prepaid and other receivables	383,905	76,759
Deferred income tax asset	164,664	-
Total current assets	9,283,418	9,032,546

Property, plant and equipment, net	33,350,392	34,173,009
Construction in progress	27,553,375	2,143,894
Intangible assets, net	8,247,801	9,358,333
Advances for property	440,100	-

Total assets	$78,875,086	$54,543,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expense	$153,077	$65,368
Loan payable	1,173,600	1,172,591
Other payable	1,108,206	456,181
Unearned revenue	454,071	6,597
Tax payables	234,552	214,900
Deferred income tax liability	15,565	-
Income tax payable	1,512,564	511,624
Total current liabilities	4,651,635	2,427,259

Loan payable, long term	2,495,190	-

Total liabilities	7,146,825	2,427,259

Commitments	-	-

Stockholders' equity
Preferred stock, par value $0.001 (10,000,000 shares authorized, 0 share issued and outstanding)	-	-
Common stock, par value $0.0001 (100,000,000, shares authorized and 17,021,447 issued and outstanding as of June 30, 2009 and December 31, 2008)	1,702	1,702
Additional paid in capital	21,627,395	21,627,394
Accumulated other comprehensive income	3,192,887	3,134,077
Retained earning	46,906,278	27,353,180

Total stockholders' equity	71,728,261	52,116,353

Total liabilities and stockholders' equity	$78,875,086	$54,543,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED September 30, 2009 AND 2008
(UNAUDITED)

	Nine month periods ended September 30,		Three month periods ended September 30,
	2009	2008	2009	2008
Net revenue
Advertisement	$22,970,469	$16,947,170	$8,487,986	$5,814,252
Tourism	13,739,897	4,471,293	5,508,354	1,993,757
Total net revenue	36,710,366	21,418,463	13,996,340	7,808,009

Cost of revenue
Advertisement	5,777,139	3,621,435	2,117,464	1,238,597
Tourism	1,665,458	1,921,452	610,262	900,292
Total cost of revenue	(7,442,596)	(5,542,887)	(2,727,726)	(2,138,889)

Gross profit	29,267,769	15,875,576	11,268,614	5,669,119

Operating expenses
Selling expenses	2,205,129	533,097	927,679	139,524
Operating and administrative expenses	2,278,021	1,201,403	798,094	444,286
Total operating expenses	4,483,150	1,734,500	1,725,773	583,810

Income from operations	24,784,620	14,141,075	9,542,842	5,085,309

Other (income) expense
Other (income) expense, net	93	3,083	(18,242)	6,059
Interest expense	-	115,226	-	27,143
Interest income	(28,745)	(5,555)	(3,317)	(875)
Total other (income) expense, net	(28,652)	112,754	(21,558)	32,327

Income before income taxes	24,813,271	14,028,322	9,564,400	5,052,983

Provision for income taxes	5,260,174	396,568	2,422,562	149,186

Net income	19,553,098	13,631,754	7,141,838	4,903,797

Other comprehensive income
Foreign currency translation gain (loss)	58,810	2,059,334	101,238	271,150

Other comprehensive income	$19,611,907	$15,691,088	$7,243,076	$5,174,947

Basic net earnings per share	$1.15	$1.01	$0.42	$0.29
Basic weighted average shares outstanding	17,021,447	13,510,518	17,021,447	17,021,122

Diluted net earnings per share	$1.11	$0.99	$0.40	$0.28
Diluted weighted average shares outstanding	17,655,738	13,777,185	17,863,857	17,287,789

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,553,098	$13,631,754
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,079,388	297,897
Amortization	1,117,901	3,033,185
Bad debt expense	-	32,226
(Increase) / decrease in assets:
Accounts receivables	65,713	(2,662)
Other receivables	1,295,166	(154,944)
Prepaid expenses	(1,921)	-
Deferred tax
Advances	(1,231,688)	(123,717)
Increase/(decrease) in current liabilities:	-	-
Accounts payable and accrued expenses	88,414	61,505
Tax payables	869,154	(1,210,134)
Unearned revenue	447,194	233,573
Accrued payroll	38,118	-
Other payable	(985,423)	(126,078)
Net cash provided by operating activities	22,335,115	15,672,604

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(262,288)	(6,004)
Addition to construction in progress	(24,665,863)	(21,756,718)
Purchase of intangible assets	-	(6,435,835)
Net cash used in investing activities	(24,928,151)	(28,198,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from related party	-	901,450
Issuance of shares for cash	-	13,027,250
Loan proceeds (payments)	2,491,555	(895,383)
Net cash provided by financing activities	2,491,555	13,033,317

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	110,401	(13,331)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,918	494,034

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	8,715,048	726,631

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$8,723,966	$1,220,665

SUPPLEMENTAL DISCLOSURES:

Cash paid during the quarter for:
Capitalized Interest	$146,087	$-
Income tax payments	$2,250,492	$100,795
Interest payments	$65,405	$88,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. (“the Company”, “we”, “us”, “our”) engages in tourism and advertisement business through its subsidiaries in Peoples Republic of China.

On November 19, 2007, Chen Minhua, Fan Yanling, Extra Profit International Limited, Luck Glory International Limited, and Zhang Xinchen (collectively, the “Keenway Shareholders”), Keenway Limited, Hong Kong Yi Tat and we entered into a definitive Share Exchange Agreement (“Exchange Agreement”) which resulted in Keenway becoming our wholly owned subsidiary (the “Merger”).  The Merger was accomplished by means of a share exchange in which the Keenway Shareholders exchanged all of their stock in Keenway for the transfer and additional issuance of our common stock.  Under the terms of the Exchange Agreement and as a result of the Merger, Keenway became our wholly owned subsidiary.

In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received 2,272,581 newly issued shares of our common stock and 91,045 shares of our common stock which was transferred from certain InteliSys Shareholders. Immediately following the closing of the Merger, the Keenway Shareholders owned approximately 94.5% of our issued and outstanding shares on a fully diluted basis. This transaction closed on November 19, 2007.

Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd.

Hongkong Yi Tat was established on July 28, 2000, under the laws of Hong Kong Special Administration Region.

Fujian Jintai Tourism Developments Co., Ltd (“Jintai”) was incorporated on October 29, 2001 under the laws of PRC and is located in Taining County, Fujian Province in China. It mainly engages in tourism developments, ethnic culture communication, timeshare resort operation, souvenirs sales, and related tourism services. It has gained 30 years of management rights (from 2001 to 2031) to manage the Big Golden Lake in Fujian province, one of the 7 best Danxia landforms in China.

The Company owns 100% shares of Jintai, and holds variable interest in Fujian Jiaoguang Media Co., Ltd .

Fuzhou Hongda Co. Ltd. (“Hongda”) is incorporated on July 6, 2007, under the laws of PRC and located in Fuzhou City. Hongda is a 100% owned company of Jintai.

Fuzhou Fuyu Media Co. Ltd. (“Fuyu”) is incorporated on July 31, 2007, under the laws of PRC and located in Fuzhou City. On November 5, 2007, Fuyu was acquired by Hongda which is owned by Jintai, thus becoming 100% owned by the Company through Jintai.

Fujian Jiaoguang Media Co., Ltd (“Jiaoguang”) was incorporated on October 9, 2004 under the laws of PRC and is located in Fuzhou City, Fujian Province in China. It mainly engages in advertisement, publishing, exhibition, cultural communication and coordinating cultural performance as an agent. It has gained 7 years of managing rights of Fujian Education TV advertisement (from 2003 to 2010), and has an option to renew for another 5-year term. There is no revenue operation from 2009.

On December 30, 2004, Jiaoguang and its shareholders entered into a set of Contractual Arrangements with the Company. The relationships with the Company and its shareholders are governed by the Contractual Arrangements.

The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which the Company has the right to advise, consult, manage and operate Jiaoguang, and collect and own all of Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Jiaoguang have vested their voting control over Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Jiaoguang, Jiaoguang and its shareholders have granted the Company, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Jiaoguang or, alternatively, all of the assets of Jiaoguang. Further, the shareholders of Jiaoguang have pledged all of their rights, titles and interests in Jiaoguang to the Company under an Equity Pledge Agreement.

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R (ASC 810) requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ACCOUNTING AFTER INITIAL MEASUREMENT OF VIE - Subsequent accounting for the assets, liabilities, and non-controlling interest of a consolidated variable interest entity are accounted for as if the entity were consolidated based on voting interests and the usual accounting rules for which the VIE operates are applied as they would to a consolidated subsidiary as follows:

	carrying amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

	inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

Because Jiaoguang and the Company’s contractual relationship comply with FIN 46R, the Company consolidated Jiaoguang’s financial statements as VIE.

FUJIAN YUNDING TOURISM INDUSTRIAL CO. LTD (“Yunding”) was incorporated on January 21, 2009 under the laws of PRC and is located in Fujian Province in China. It mainly engages in tourism developments, ethnic culture communication, timeshare resort operation, souvenirs sales, and related tourism services. It has gained 40 years of management right (from 2009 to 2049) to manage the Yunding resort in Fujian province.

FUJIAN YI TAT EARTH BUILDINGS TOURISM DEVELOPMENT CO. LTD (“Tulou”) was incorporated on March 23, 2009 under the laws of PRC and is located in Fujian Province in China. It mainly engages in tourism developments, ethnic culture communication, timeshare resort operation, and related tourism services in Tulou area. It has gained 40 years of management right (from 2009 to 2049) to manage the Tulou resort in Fujian province. Tulou is 100% owned by Hongkong Yi Tat.

2.     BASIS OF PRESETATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Jintai, Fuyu, Hongda, Yunding, Tulou, Yintai Hongkong Yi Tat and the accounts of the variable interest entity, Jiaoguang, collectively “the Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

b. Use of estimates

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

c. Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

d. Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2009 and December 31, 2008, the Company had accounts receivable of $10,882 and $76,569 net of bad debt allowances of $10,882 and $76,569, respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

e. Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 20 years for house & building; 5 to 8 years for electronic equipment; 8 years for transportation equipment; 5 to 8 years for office furniture.

f. Impairment

The Company applies the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS No. 144"), (ASC 360) issued by the Financial Accounting Standards Board ("FASB"). FAS No. 144 (ASC 360) requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the nine month period ended September 30, 2009.

g Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $454,071 and $6,597 respectively as of September 30, 2009 and December 31, 2008 .

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

h. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine month period ended September 30, 2009 and 2008 were $253,586 and $687,230, respectively.

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

XHJ has signed a contract with the Company to assign the Company to manage the commercial of the TV station. The Company is responsible for paying the air time for RMB 5,000,000. XHJ is responsible for paying RMB 5,000,000 to purchase the TV programs and entitled to revenue other than the commercial revenue. It also states that if the Company helps XHJ to purchase the TV programs and if pays equaling or more than RMB 5,000,000 then the Company does not have to pay RMB 5,000,000 for airtime anymore. The amount paid over RMB 5,000,000 by the Company will be the Company’s expenses and will not be reimbursed by XHJ. The advertising costs incurred are charged as cost of sales against specific airtime segments.

i. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

j.Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company ‘subsidiaries in China is the Chinese Renminbi and the functional currency of the US parent is the US dollar.

k. Fair values of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", (ASC 825) requires that the Company disclose estimated fair values of financial instruments.

The Company's financial instruments primarily consist of cash and cash equivalents, accounts receivable, other receivables, prepaid expenses, fixed, accounts payable, other payable, tax payable, and short and long term loans.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented on the balance sheets. This is attributed to the short maturities of the instruments and that interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective balance sheet dates.

l. Earnings per share (EPS)

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per share. SFAS No. 128 (ASC 260) superseded Accounting Principles Board Opinion No.15 (APB 15). Earnings per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. (ASC 260) Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 m. Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131") –(ASC 250), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the nine month periods ended September 30, 2009 and 2008, the Company is organized into two main business segments: tourism and advertisement. The primary business relates to tourism and, specifically, tourism at the Great Golden Lake.  The company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

The following table presents a summary of operating information and certain year-end balance sheet information for the six months ended September 30, 2009 and 2008:

	Nine month periods ended September 30
	2009	2008
Revenues from unaffiliated customers:
Advertisement	$22,970,469	$16,947,170
Tourism	13,739,897	4,471,293
Consolidated	$36,710,366	$21,418,463

Operating income:
Advertisement	$17,350,507	$12,696,843
Tourism	7,437,879	1,611,570
Reconciling Item (1)	(3,766)	(167,338)
Consolidated	$24,784,620	$14,141,075

Net income:
Advertisement	$13,750,655	$12,537,457
Tourism	6,611,851	1,261,635
Reconciling Item (1)	(2,384)	(167,388))
Consolidated	$19,553,098	$13,631,754

Depreciation and amortization
Advertisement	$923,536	1,842,966
Tourism	1,273,753	1,488,117
Reconciling Item (1)	-	-
Consolidated	$2,197,289	$3,331,083

Identifiable assets:
Advertisement	$17,988,821	$27,750,412
Tourism	60,815,442	22,214,706
Reconciling Item (1)	70,823	751,512
Consolidated	$78,875,086	$50,716,630

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Capital expenditure
Advertisement	$		$6,435,835
Tourism		24,665,863	21,756,723
Consolidated		$24,665,863	$28,198,557

Interest expense:
Advertisement		$-	$78,294
Tourism		-	36,932
Reconciling Item (1)		-
Consolidated		$-	$115,226

 (1) The reconciling amounts include certain assets which are excluded from segments.

n. Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

o. Recent accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

p. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.     OTHER RECEIVABLE

Other assets amounted to $383,905 and $76,759 as of September 30, 2009 and December 31, 2008, respectively. Other assets is mainly comprised of advances to employees and other unrelated parties, interest free, and due on demand.

4.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
House & Building	$34,903,503	$34,872,855
Electronic Equipments	226,728	193,494
Transportation Equipments	216,807	63,442
Office Furniture	49,514	8,946
Subtotal	35,396,552	35,103,887
Less: Accumulated Depreciation	-2,046,160	-965,278
Total	$33,350,392	$34,173,009

 Depreciation expenses for the nine month periods ended September 30, 2009 and 2008 were $1,079,388and $297,897 respectively. Depreciation expenses for the three months ended September 30, 2009 and 2008 were $365,293 and, $101,617, respectively.

5.     CONSTRUCTION IN PROGRESS

Construction in progress amounted to $27,553,375 and $2,143,894 of September 30, 2009 and December 31, 2008. It is mainly constructions for the new tourist resort for which the Company has acquired management rights from January 2009. The amount of capitalized interest included in construction in progress amounted $146,087 and $0 for the nine months ended September 30, 2009 and 2008. The Company will begin depreciating these assets when they are placed in service.

6.      INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, intangible assets were as follows:

	September 30, 2009	December 31, 2008
Intangible asset
Management right of tourist resort	$5,134,500	5,130,084
Advertising board	6,601,500	6,595,823
Accumulated amortization	(3,488,199)	(2,367,574)
Total	$8,247,801	9,358,555

The Company acquired 30 years tourist resort management right in August, 2001 from unrelated parties by paying cash. The Company entered into an agreement with a third party on February 29, 2008 and obtained five-year usage rights of 30 outside advertising boards in Fuzhou city amounting to $6,588,387 (RMB45,000,000).The term of the contact is in excess of twelve months and inures exclusive operation rights for the registrant in the future 5 years. The registrant expects the future economic benefits from the advertising revenue through the 30 outside boards.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In accordance with SFAS 142 (ASC 350) the advertising board is a non monetary asset without physical substance that provides probable future economic benefits and has costs that can be reliably measured. An intangible asset is identifiable if it arises from contractual or other legal rights, regardless of whether those rights are transferable or separable from the entity or from other rights and obligations.

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

Total amortization expenses for the nine month periods ended September 30, 2009 and 2008 amounted to $1,117,901 and $3,033,185 respectively. Total amortization expenses for the three months ended September 30, 2009 and 2008 amounted to $373,919 and $837,099 respectively.  Amortization expenses for next five years after September 30, 2009 are as follows:

1st year	$1,491,450
2nd year	1,491,450
3rd year	1,491,450
4th year	721,275
5th year	171,150
After	2,881,025
Total	$8,247,801

7.        OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount was $1,108,206 and $456,181, due on demand and interest free as of September 30, 2009 and December 31, 2008, respectively.

8.      TAX PAYABLES

Tax payables consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
City planning tax	$6,919	$6,729
Business tax payable	138,199	139,616
Individual income tax payable		1,136
Education plus tax	6,079	5,434
Cultural construction fee	83,365	$61,985
Total	$234,552	$214,900

9.     LOAN PAYABLE

As of September 30, 2009 and December 31, 2008, the short term loan payables were as follows:

	September 30, 2009	December 31, 2008
Merchant Bank of Fuzhou	$1,173,600	$1,172,591
Total	$1,173,600	$1,172,591

As of September 30, 2009 and December 31, 2008, the long term loan payables were as follows:

	September 30, 2009	December 31, 2008
Taining Credit Union	$2,495,190	$-
Total	$2,495,190	$-

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 As of September 30, 2009, the Company had a loan payable of $1,173,600 to Merchant bank of Fuzhou in China, with an annual interest rate of 8.66% from November 14, 2008 to November 13, 2009. The loan is guaranteed by a related party 80% owned by the same shareholder of the Company.

As of September 30, 2009, the Company had a loan payable of $2,495,190 to Taining Credit Union in China, with an annual interest rate of 7.02% from March 30, 2009 to March 20, 2012. The loan is guaranteed by the management right of Great Gold Lake.

There is no interest expense for the three months ended September 30, 2009 as compared to $27,143 in the previous year 2008.

There is no interest expense for the nine months ended June 30, 2009 as compared to $115,226 in the previous year 2008.

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

The provision for income taxes from operations income consists of the following for the nine month periods ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
PRC Current Income Expense (Benefit)	$5,260,174	$396,568

Total Provision for Income Tax	$5,260,174	$396,568

The following is a reconciliation of the provision for income taxes at the PR and HK tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2009	September 30, 2008
Tax expense (credit) at statutory rate - HK	17.5%	17.5%
Changes in valuation allowance	(17.5%)	(17.5%)
Foreign income tax rate	25%	25%

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

 As of September 30, 2009, the deferred income tax asset and liability for the Company are $164,664 and $15,565, respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.   STOCKHOLDERS’ EQUITY

SECURITY ISSUANCE AGREEMENT

The Company entered into a Financing transaction with Pope Investments II LLC, an accredited investor, and certain other accredited investors.  Pursuant to the Financing Documents, we sold units of securities that consisted of an aggregate of 3,333,334 shares of common stock and warrants exercisable into 1,666,667 shares of common stock for a total purchase price of $14,000,000.  The purchase price of one unit was $1.05. The company paid $972,750 to the various parties as fund raising cost directly from the funds raised amounting of $14,000,000 which was closed on March 7, 2008.

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

Additionally, majority shareholders of the Company and the Company entered into a Lock-Up Agreement whereby both parties agreed not to sell any securities for a period of 12 months after the initial registration statement associated with this financing is declared effective.  Lastly, our Chairman and the Company entered into a Make Good Agreement whereby he has pledged 3,333,334 shares of his common stock of the Company as security for the Company reaching certain earnings thresholds for the fiscal years ended 2009 and 2008. If the Company meets these thresholds, the Make Good Shares will be released from escrow and returned to the Chairman.  Alternatively, if the Company fails to meet the earnings requirements, the Make Good Shares will be released to the Investors as additional compensation.

The assumptions used for warrants issued with the share purchasing in Black Scholes calculation are as follow:

Risk-free interest rate	2.5%
Expected life of the options	3 year
Expected volatility	514.17%
Expected dividend yield	0%

Warrants outstanding at June 30, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.05	1,666,667	1.50	$1.05	1,666,667	$1.05	$-

12.  MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the three and nine month period ended September 30, 2009. There are no major vendors which accounting over 10% of the total purchase for the three and nine month period ended September 30, 2009.

13.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

14. LEASE COMMITMENTS

The Company incurred rent expenses $52,858 and $15,967 for the nine months ended September 30, 2009 and 2008.

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

OVERVIEW

Background

We were originally incorporated on June 4, 1999 as Apta Holdings, Inc. (“Apta”) in the State of Delaware.  On June 29, 2006, our predecessor and certain of its subsidiaries which were incorporated in Canada, Convergix Inc., Cynaptec Information Systems Inc., InteliSys Aviation Systems Inc., InteliSys Acquisition Inc., and InteliSys (NS) Co. (the “Canadian Subsidiaries”), filed with the Queens Bench of the Province of New Brunswick, Canada, a Notice of Intention to make a Proposal under the Canadian Bankruptcy and Insolvency Act (the “Notice of Intention”).

On October 4, 2006, our proposal that we submitted to the Court of Queen’s Bench of the Province of New Brunswick, Canada was approved by the Court and the court ordered the sale of all assets of the subsidiaries subject to the conditions of the proposal.

From November 17, 2006 until we closed a reverse merger with China Yida on November 19, 2007, we did not have any operations or revenues and had decided to attempt to acquire other assets or business operations that will maximize shareholder value.

History of Keenway Limited and China Yida

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

The Merger

On November 19, 2007, Chen Minhua, Fan Yanling, Extra Profit International Limited, Luck Glory International Limited, and Zhang Xinchen (collectively, the “Keenway Shareholders”), Keenway Limited, Hong Kong Yi Tat and we entered into a definitive Share Exchange Agreement (“Exchange Agreement”) which resulted in Keenway becoming our wholly owned subsidiary (the “Merger”).  The Merger was accomplished by means of a share exchange in which the Keenway Shareholders exchanged all of their stock in Keenway for the transfer and additional issuance of our common stock.  Under the terms of the Exchange Agreement and as a result of the Merger:

•	Keenway became our wholly owned subsidiary;
•
In exchange for all of their shares of Keenway common stock, the Keenway Shareholders received  90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which was transferred from certain InteliSys Shareholders;

•	Immediately following the closing of the Merger, the Keenway Shareholders owned approximately 94.5% of our issued and outstanding shares on a fully diluted basis.

This transaction closed on November 19, 2007.

Fujian Jintai Tourism Developments Co., Ltd. is an entity that was established on October 29, 2001, and is domiciled at Floor 4, 1, Helping Street, Taining County, Fujian Province.  Its primary business relates to tourism and, specifically, tourism at the Great Golden Lake.  The company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications.

Fujian Jintai owns 100% of Fuzhou Hongda Commercial Services Co., Ltd. (“Hongda”) which was incorporated on July 6, 2007 under the laws of the PRC and is located in Fuzhou City.  Hongda’s wholly owned subsidiary is Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) which is an entity established on July 31, 2007 with its primary place of business at No. 5 Xian Fu Road, Zhang Cheng Town, Yongtai County, China.

Fujian Jiaoguang Media Co., Ltd. is the entity that concentrates on the mass media portion of the business and was established on October 9, 2004 and is domiciled in Wangjiang Tower, 18, Longgu Holiday Inn, Langqi Economic Zone, Fuzhou City.  Its primary business is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

We do not have a direct ownership interest in Fujian Jiaoguang Media Co., Ltd.  On December 30, 2004, Jiaoguang and its shareholders entered into a set of Contractual Arrangements with us. The relationships with the Company and its shareholders are governed by the Contractual Arrangements.  The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which the Company has the right to advise, consult, manage and operate Jiaoguang, and collect and own all of Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Jiaoguang have vested their voting control over Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Jiaoguang, Jiaoguang and its shareholders have granted the Company, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in Jiaoguang or, alternatively, all of the assets of Jiaoguang.

Further, the shareholders of Jiaoguang have pledged all of their rights, titles and interests in Jiaoguang to the Company under an Equity Pledge Agreement. We have this organizational structure because of the Chinese limitations on foreign investments and ownership in Chinese businesses.  Generally, Chinese law prohibits foreign entities from directly owning certain types of businesses, such as within the media industry.  We have obtained an opinion from Chinese legal counsel that this structure is legal and that the U.S. corporation can obtain the same benefits and risks with this contractual structure as they would with a direct equity ownership.

These businesses of the Company provide it with a unique opportunity to integrate industries that are at the forefront of Chinese growth.  The Company’s business plan focuses around the combination of tourism and mass media and creating growth through the use of relationships established by the Company.

Hong Kong Yi Tat International Investment Co., Ltd. is an entity that was created solely for the purpose of equity control of its operating entities, Fujian Jintai Tourism Industrial Development, Co, Ltd. and Fujian Jiaoguang Media, Co., Ltd.  Hong Kong Yi Tat does not have any operations other than the operations of its subsidiaries.  Fuzhou Fuyu Advertising Co., Ltd. is an operating entity that engages in the media industry.

Fuzhou Fuyu Advertising Co., Ltd. is the same entity as Fuzhou Fuyu Media Co., Ltd.  This entity was incorporated on July 31, 2007.  Before this entity was incorporated, Fujian Jiaoguang Media Co., Ltd. operated our media business.  After August 1, 2007, however, Fuzhou Fuyu Advertising Co., Ltd. was the main operator of our media and advertising business.

The chart below depicts our current corporate structure:

Our Business

Our operations are headquartered in China in Fuzhou City in Fujian Province.  We are a profitable, mid-sized Chinese company that focuses primarily on two industries:

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

China’s tourism market is growing at a record breaking pace with no signs of a slowdown.  According to predictions made by the World Trade Organization, China will become the second largest tourist destination by 2010, and will become the most popular tourist destination by 2020.  According to these predictions and the Company’s own estimates, the Company expects to see unprecedented growth over the next 12 months.  In addition, we expect to see similar growth in the mass media market.  Over the past few years, the Chinese mass media industry has sustained a growth rate of 25%.  The Company views the Chinese mass media industry as still in its infancy and will continue to grow due to China’s emerging status as a global leader.

o	PRC Regulations Promoting Tourism

The tourism industry in China is highly regulated by the PRC government.  However, after China was granted WTO access, China has been relaxing its regulations and the tourism industry in China is expanding rapidly and consists of almost 34% of the total tourism in the Asia-Pacific region.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Nine month periods ended September 30,
	2009	2008
Net revenue
Advertisement	$22,970,469	$16,947,170
Tourism	13,739,897	4,471,293
Total net revenue	36,710,366	21,418,463
Cost of revenue
Advertisement	5,777,139	3,621,435
Tourism	1,665,458	1,921,452
Total cost of revenue	(7,442,596)	(5,542,887)
Gross profit	29,267,769	15,875,576
Operating expenses
Selling expenses	2,205,129	533,097
Operating and administrative expenses	2,278,021	1,201,403
Total operating expenses	4,483,150	1,734,500
Income from operations	24,784,620	14,141,075
Other (income) expense
Other (income) expense, net	93	3,083
Interest expense	-	115,226
Interest income	(28,745)	(5,555)
Total other (income) expense, net	(28,652)	112,754
Income before income taxes	24,813,271	14,028,322

Provision for income taxes	5,260,174	396,568
Net income	19,553,098	13,631,754
Other comprehensive income
Foreign currency translation gain (loss)	58,810	2,059,334
Other comprehensive income	$19,611,907	$15,691,088

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from our operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Net Revenue: Net revenue increased by $15,291,903 or approximately 71.40%, from $21,418,463 for the nine months ended September 30, 2008 to $36,710,366 for the nine months ended September 30, 2009.  Our overall net revenue increased because we are continuing to grow. Specifically, the increase of net revenue from our tourism business was due to the increased visitor volume at the Great Golden Lake and the increased net revenue from our media business was due to the increased airtime sales of the FETV.

Our revenue from advertisement increased by $6,023,299 or approximately 35.54% from $16,947,170 for the nine months ended September 30, 2008 to $22,970,469 for the nine months ended September 30, 2009. This increase was due to the organic growth of our advertising sales which resulted from the FETV’s steady growth of its audience rating that led to an increasing amount of airtime sales.

Our revenue from tourism increased by $9,268,604 or approximately 207.29% from $4,471,293 for the nine months ended September 30, 2008 to $13,739,897for the nine months ended September 30, 2009. This substantial increase was due to the significant increase of the visitor volume capacity at the Great Golden Lake after our completion of most of the infrastructure construction at the Great Golden Lake. In addition, we completed the construction of a dam at the Great Golden Lake in 2008, which not only stabilized the water level of the Great Golden Lake, but also eliminated the possibility of flood and drought. As a result, the Great Golden Lake has become a desirable tourism destination regardless of seasonable changes, which ensures a high level of visitor volume at the Great Golden Lake throughout the entire year.

Cost of revenue: Cost of revenue increased by $1,899,709, or approximately 34.27%, from $5,542,887 for the nine months ended September 30, 2008 to $7,442,596 for the nine months ended September 30, 2009. The cost of revenue increased because of the increased sales tax caused by revenue growth.

Our cost of revenue from advertisement for the nine months ended September 30, 2008 was $3,621,435, and was 5,777,139 for the nine months ended September 30, 2009.  This increase of $2,155,704 or approximately 59.53% was due to increased sales tax caused by revenue growth in media.

Our cost of revenue from tourism for the nine months ended September 30, 2009 was $1,665,458 and was $1,921,452 for the nine months ended September 30, 2008.  This reflects a decrease of $255,994 or approximately 13.32%, was because we  reduced the marketing expense for the Great Golden Lake.

Gross profit: Gross profit increased by $13,392,193, or 84.36%, from $15,875,576 for the nine months ended September 30, 2008 to $29,267,769 for the nine months ended September 30, 2009. Our gross profit increased mainly due to an increase in the number of visitors to the Great Golden Lake after the completion of additional scenic site constructions in 2008 and reduction to our costs resulting from the discontinuation of the marketing campaign for our tourism destinations in 2008.

Operating Expenses: Operating expenses were $1,734,500 for the nine months ended September 30, 2008, compared to $4,483,150 for the nine months ended September 30, 2009.  This represents an increase of $2,748,650, or approximately 158.47%, primarily due to our business expansion, including the development of a new tourism destination – Earth Buildings – located in Yunding City, Fujian province, and the launch of a new railroad TV program “Journey through China on the Train.”

Income from Operations: Operating profit was $14,141,075 for the nine months ended September 30, 2008 and $24,784,620 for the nine months ended September 30, 2009.  The increase of $10,643,545, or approximately 75.27%, was primarily due to our increased gross profit. Our income from operations increased because our revenue increased at a greater rate than the increase of our expenses from operations.

Net Income:  Net income was $13,631,754 for the nine months ended September 30, 2008, compared to $19,553,098for the nine months ended September 30, 2009, an increase of $5,921,344 or approximately 43.44%. Our net income increased because our revenues increased.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three month periods ended September 30,
	2009	2008
Net revenue
Advertisement	$8,487,986	$5,814,252
Tourism	5,508,354	1,993,757
Total net revenue	13,996,340	7,808,009
Cost of revenue
Advertisement	2,117,464	1,238,597
Tourism	610,262	900,292
Total cost of revenue	(2,727,726)	(2,138,889)
Gross profit	11,268,614	5,669,119
Operating expenses
Selling expenses	927,679	139,524
Operating and administrative expenses	798,094	444,286
Total operating expenses	1,725,773	583,810
Income from operations	9,542,842	5,085,309
Other (income) expense
Other (income) expense, net	(18,242)	6,059
Interest expense	-	27,143
Interest income	(3,317)	(875)
Total other (income) expense, net	(21,558)	32,327
Income before income taxes	9,564,400	5,052,983
Provision for income taxes	2,422,562	149,186
Net income	7,141,838	4,903,797
Other comprehensive income
Foreign currency translation gain (loss)	101,238	271,150
Other comprehensive income	$7,243,076	$5,174,947

Net Revenue: Net revenue increased by $6,188,331 or approximately 79.26%, from $7,808,009 for the three months ended September 30, 2008 to $13,996,340 for the three months ended September 30, 2009.  Our overall net revenue increased because we are continuing to grow. Specifically, the increase of net revenue from our tourism business was due to the increased visitor volume at the Great Golden Lake and the increased net revenue from our media business was due to the increased airtime sales of the FETV.

The net revenue generated by our advertisement business increased by $2,673,734, or approximately 45.99%, from $5,814,252 for the three months ended September 30, 2008 to $8,487,986 for the three months ended September 30, 2009. This increase was due to the organic growth of our advertising sales which resulted from the FETV’s steady growth of its audience rating that led to an increasing amount of airtime sales.

The net revenue generated by our tourism business increased by $3,514,597, or approximately 176.28%, from $1,993,757 for the three months ended September 30, 2008 to $5,508,354for the three months ended September 30, 2009. This substantial increase was due to the significant increase of the visitor volume capacity at the Great Golden Lake after our completion of most of the infrastructure construction at the Great Golden Lake. In addition, we completed the construction of a dam at the Great Golden Lake in 2008, which not only stabilized the water level of the Great Golden Lake, but also eliminated the possibility of flood and drought. As a result, the Great Golden Lake has become a desirable tourism destination regardless of seasonable changes, which ensures a high level of visitor volume at the Great Golden Lake throughout the entire year.

Cost of revenue: Cost of revenue increased by $588,837, or approximately 27.53%, from $2,138,889 for the three months ended September 30, 2008 to $2,727,726 for the three months ended September 30, 2009. The cost of revenue increased due to because of the increased sales tax caused by revenue growth.

Our cost of revenue from media for the three months ended September 30, 2008 was $1,238,597 and was 2,117,464for the three months ended September 30, 2009. This increase of $878,867or 70.96% was due to increased sales tax caused by revenue growth in media.

Our cost of revenue from tourism for the three months ended September 30, 2009 was $610,262 and was 900,292for the three months ended September 30, 2008. This reflected a decrease of $290,030 or 32.22%.  The decrease was because we reduced the marketing expense for the Great Golden Lake.

Gross profit: Gross profit increased by $5,599,495, or approximately 98.77%, from $5,669,119 for the three months ended September 30, 2008 to $11,268,614 for the three months ended September 30, 2009. Our gross profit increased mainly due to an increase to the number of visitors to the Great Golden Lake after the completion of additional scenic site constructions in 2008 and reduction to our costs resulting from the discontinuation of the marketing campaign for our tourism destinations in 2008.

Operating Expenses: Operating expenses were $583,810 for the three months ended September 30, 2008, compared to $1,725,773 for the three months ended September 30, 2009.  This represents an increase of $1,141,963 or approximately 195.61%, primarily due to our business expansion, including the development of a new tourism destination – Earth Buildings – located in Yunding City, Fujian province, and the launch of a new railroad TV program “Journey through China on the Train.”

Income from Operations: Operating profit was $5,085,309 for the three months ended September 30, 2008 and $9,542,842 for the three months ended September 30, 2009.  The increase of $4,457,533, or 87.66%, was primarily the result of our increased gross profit. Our income from operations increased because our revenue increased at a greater rate than the increase of our expenses from operations.

Net Income: Net income was $4,903,797 for the three months ended September 30, 2008, compared to $7,141,838 for the three months ended September 30, 2009, an increase of $2,238,041, or 45.64%. Our net income increased because our revenues increased.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We currently generate our cash flow through operations which we believe will be sufficient to sustain current level operations for at least the next twelve months.  In addition, in February 2008, we completed a $14million financing and the proceeds have been and will continue to be used to expand our business and to improve the operations of the Great Golden Lake in order to increase its visitor volume. For the remainder of 2009, we intend to continue the expansion of our tourism services and mass media outlets, including without limitation purchasing another provincial level television network.

With respect to our business expansion, if we are successful in identifying potential acquisition targets and negotiating the terms of such acquisition which requires a cash component, we plan to use our working capital and the proceeds of any financing to finance such acquisition costs. Our opinion concerning our liquidity is based on current information. If this information proves to be inaccurate, or if circumstances change, we may not be able to meet our liquidity needs.

2010 – 2011 Outlook

Over the course of the next few years, we intend to grow and expand our businesses in China’s tourism, media, entertainment and other related industries. We expect to acquire additional tourist areas that will enhance our reputation as a world-class company that develops and manages tourist attractions. These acquisitions will be financed either by our revenues or by funds raised from sales of our stock or other securities. With respect to the mass media business, we expect to grow by acquiring another operating television network.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2009, we had $8,723,966 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Item 4T.  Controls and Procedures

Management's report on internal control over financial reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting under the supervision of the President, the Chief Executive Officer and the Chief Financial Officer. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management evaluated the design and operation of our internal control over financial reporting as of September 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and has concluded that such internal control over financial reporting is effective. There are no material weaknesses that have been identified by management.

An evaluation was performed, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 23, 2009, pursuant to the written consent of our majority shareholders in lieu of a special meeting, we authorized a 4-for-1 reverse stock split (the “Reverse Split”) on our issued and outstanding common stock.

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

China Yida Holding, Co.

Date: November 13, 2009	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer

Date: November 13, 2009		/s/ George Wung
George Wung Principal Accounting Officer