Form 10-K
period 2009-12-31
CHINA YIDA HOLDING, CO.
filed 2010-03-23
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-26777

China Yida Holding, Co.
 (Name of small business issuer in its charter)

DELAWARE	50-0027826
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian, P. R. China,	350003
(Address of principal executive offices)	(Zip Code)

86-591-28308388
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock, $0.001 Par Value per Share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Revenues for year ended December 31, 2009: $51,228,951

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $52,174,152.

As of March 19, 2010, the registrant had 19,551,785 shares of its common stock outstanding.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which the registrant plans to file with the Securities and Exchange Commission within 120 days after December 31, 2009 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS

Corporate Overview

We are a diversified entertainment enterprise focused on China's media and tourism industries headquartered in Fuzhou City, Fujian province, China. Our core business strategy is centered around the combination of tourism and media. Our tourism management business specializes in the development and management of natural, cultural and historic scenic sites. We currently operate the Great Golden Lake tourist destination (Global Geo-park), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding tourist destination (Large-scale National Recreational Park), covering over 300 square kilometers in total. Our media business provides operating management service, including channel and advertisement management for the Fujian Education Television Channel (“FETV”) and the “Journey through China on the Train” on-board railway program.

Our Corporate History and Structure

Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd (“Hong Kong Yi Tat”), a company incorporated under the laws of Hong Kong. Immediately prior to the Merger (defined below), Mr. Chen Minhua and his wife, Ms. Fan Yanling, were the majority shareholders of Keenway Limited.

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which were transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

The following chart depicts our current corporate structure:

●
Hong Kong Yi Tat is an entity that was created solely as the holding company for the operating entities, Fujian Jintai Tourism Industrial Development, Co, Ltd., and Fujian Jiaoguang Media, Co., Ltd., and Fujian Yunding Tourism Industrial Co., Ltd., and Fujian Yida Tulou Tourism Development Cp. Ltd.  Hong Kong Yi Tat does not have any operations.

●
Fujian Jintai Tourism Developments Co., Ltd. (“Fujian Jintai”) operates the tourism segment of our business. Its primary business relates to the operation of our tourism destinations, specifically, the Great Golden Lake.

Fujian Jintai owns 100% of the ownership interest in Fuzhou Hongda Commercial Services Co., Ltd. (“Hongda”).  Hongda’s wholly owned subsidiary is Fuzhou Fuyu Advertising Co., Ltd. which is an operating entity that engages in the media operation.

Fujian Jintai also owns 100% of the ownership interest in Fujian Yintai Tourism Co., Ltd. (“Yintai”).

●	Fujian Yunding Tourism Industrial Co., Ltd’s (“Yunding Company”) primary business relates to the operation of our tourism destinations, specifically, the Yunding tourist destination.

●	Fujian Yida Tulou Tourism Development Cp. Ltd’s primary business relates to the operation of our tourism destinations, specifically, Hua’An Tulou cluster tourist destination.

●
Fujian Jiaoguang Media Co., Ltd. (“Fujian Jiaoguang”) concentrates on the mass media segment of our business.  Its primary business is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

We do not have a direct ownership interest in Fujian Jiaoguan. On December 30, 2004, Jiaoguang and its shareholders entered into a set of contractual arrangements with us which governs the relationships between Fijian Jiaoguan and the Company.  The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate Fujian Jiaoguang, and collect and own all of Fujian Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Fujian Jiaoguang have vested their voting control over Fujian Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Fujian Jiaoguang, Fujian Jiaoguang and its shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Fujian Jiaoguang or, alternatively, all of the assets of Fujian Jiaoguang.  Further, the shareholders of Fujian Jiaoguang have pledged all of their rights, titles and interests in Fujian Jiaoguang to us under an Equity Pledge Agreement. We effectuated this organizational structure due to China’s limitations on foreign investments and ownership in Chinese domestic businesses.  Generally, the Chinese law prohibits foreign entities from directly owning certain types of businesses, such as the media industry.  We have obtained an opinion from Allbright Law Office, our Chinese legal counsel, that this structure is legal and valid and that the U.S. holding corporation can obtain the same benefits and risks with this contractual structure as it would with a direct equity ownership.

Our Business

We are a diversified entertainment enterprise focused on China's media and tourism industries headquartered in Fuzhou City, Fujian province, China. Our core business strategy is centered around the combination of tourism and media. Our tourism management business specializes in the development and management of natural, cultural and historic scenic sites. We currently operate the Great Golden Lake tourist destination (Global Geo-park), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding tourist destination (Large-scale national recreational park), covering over 300 square kilometers in total for all of our currently managed destinations. Our media business provides operating management services; including channel, and advertisement management for the FETV and the “Journey through China on the Train” railway on-board program.

The Great Golden Lake

The Great Golden Lake was recognized as the Global Geopark by the United Nations Educational, Scientific, and Cultural Organization (“UNESCO”) in February 2005. It is located in Taining, surrounding Sanming, Nanping of Fujian Province and Nanchang of Jiangxi Province. This world-class tourist attraction covers more than 230 square kilometers, including five (5) main scenic areas: (1) Golden Lake; (2) Shangqing River; (3) Zhuangyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.

In 2001, we entered into a tourism management revenue sharing agreement with Taining government, to operate and to manage the Great Golden Lake destination from 2001 through 2032. We initially invested $30 million to improve the infrastructure, and through a well-designed marketing campaign, we have succeeded in increasing the number of the visitors from approximately 30,000 in 2001 to approximately 637,000 in 2009. Currently most visitors to the Great Golden Lake are from Fujian, Shanghai, Guangdong and Jiangxi. With easier transportation and increased marketing, we expect that the Great Golden Lake should be able to attract more visitors from other provinces of China and even foreign countries. Our revenue from the operations of the Great Golden Lake is generated from entrance ticket fees and parking fees.

Hua’an Tulou Cluster (or the “Earth Buildings”)

The Tulou Cluster, composed of large multilayer earth buildings built by ancient wealthy families as their residence, is known for their unique round shape, ingenious structure and oriental mystery. The Tulou Cluster was recognized as a World Cultural Heritage in 2008 by UNESCO. The Tulou Cluster is a 1.5 hour drive away from Xiamen City, one of China’s most famous tourist coastal cities.

In December 2008, we entered into a Tourist Resources Development Agreement with Hua’an County Government effective until 2048. Pursuant to this agreement, we began to develop the Hua’an Tulou tourist destinations with a right of priority to develop other scenic areas in Hua’an County. Hua’an Tulou cluster requires a total capital input of approximately $7.5 million to put it into infrastructure and facility constructions. The Hua’an Tulou Cluster was closed during the construction and re-opened to the public before the fourth quarter of 2009. Currently, around half of its visitors are from overseas, including Taiwan. We expect our revenue to be generated from the sale of entrance ticket fees, fees from rides on tour cars, and food at our restaurants.

Yunding Recreational Park

In November 2008, we entered into the Tourist Destination Cooperative Development Agreement with Yongtai County Government effective until 2048. Pursuant to the agreement, we obtained the exclusive right to develop the Yunding scenic areas, which is approximately 50 kilometer from Fuzhou. We plan to invest approximately $40 million to build the tourism, transportation and entertainment facilities. By the end of 2009, we have already invested approximately $30 million.  And we expect to generate revenue from entrance fees, cable cars and other entertainment activities. We expect that the Yunding Recreational Park will be open to the public on the second half of 2010.

FETV

Covering 92% of the population of Fujian province located in southeastern China with a population of over 35 million, Fujian Education Television (“FETV”), owned by the Fujian Education TV Station, is a provincial comprehensive entertainment television channel ranked #4 in ratings in Fujian province (Source: ACNielsen 2008 Survey).

Pursuant to a management agreement (the “Management Agreement”) between Fujian Education TV Station and Fujian Jiaoguang, our subsidiary, we gained 7 years management rights from the Fujian Education TV Station,  from August 1, 2003 to July 31, 2010 (the “Initial Management Term”), to operate FETV at a fixed annual payment of RMB 10,000,000. Pursuant to the Management Agreement, Fujian Jiaoguang has an option to extend the Initial Management Term for an additional 5 years term commencing on July 31, 2010 (the “Extended Management Term”), provided, that we agree to a 20% increased annual payment for the management rights during the Extended Management Term, and accept other amendments to provisions in the Management Agreement.

Under the management contract, we obtained the full rights to provide programming and content and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

“Journey through China on the Train”

In February 2009, we entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on natural resources, culture and the history of tourism destinations, tourism advertisement and travel tips. The infomercial programs will be broadcast on7 railway lines into Tibet, all high speed motor trains in China with TV panels and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling embedded advertisements. At the end of 2009, “Journey through China on the Train” was shown on 31 railroad lines with 440 trains.

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

Promotion through viewing rate: Through our tourist destinations, network of partners and content exchange programs, we create and promote our own educational and entertainment contents which can increase consumer awareness of its contents. The goal of promoting its programming is to increase its daily viewing rates and in turn increase the fees it can charge to third party advertisers. By achieving high rankings in China's television statistics, the Company becomes better known by potential advertising clients.  With a high degree of coverage, advertisers are willing to pay more for the Company’s services.  The Company also engages in strategic partnerships with other content providers by which they share and promote each other’s advertising client base to one another.  Oftentimes, the referring content provider will receive a finder's fee for introducing the Company to qualified advertising clients.

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

On December 26, 2008, we entered into the Hua’an Tulou Cluster Tourist Resources Development Agreement with the Hua’an County People’s Government in Zhangzhou, China.  Pursuant to this agreement, we have begun to develop the Hua’an Tulou Cluster Tourism Destination and its surrounding scenic areas located in the Hua’an County. As a world cultural heritage, Hua’anTulou Cluster is classified as a world class tourist destination. The surrounding scenic areas include the Bamboo Plant Garden, Xianzi Lake, rivers along the Xianzi Lake, Taikou Village, Shangping Wanli Building Three, and South Mountain Palace. Hua’an Tulou Cluster and its surrounding scenic areas are well-developed, and can be put into operation without extensive development. The Hua’an County Government and we are jointly responsible for obtaining the approval and support from the appropriate administrative agency regarding the admission ticket price of the Hua’an Tulou Cluster, and its surrounding scenic areas. Our cooperation and development of the scenic areas shall strictly comply with applicable world heritage maintenance guide.

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

Effective February 13, 2009, we entered into a Cooperation Agreement with Railway Media Center for the purpose of collaborating with Railway Media Center to produce programs titled “Journey through China on the Train” (the “Journey Program”) that will be broadcast to passengers traveling on train.  Pursuant to this agreement, we are obligated to plan and film the Journey Program, and Railway Media Center shall review and broadcast the Journey Program. The content of the Journey Program will focus on introduction and preview of natural resources, culture and history of tourism destinations, tourism advertisement and travel tips. Railway Media Center will appoint the program supervisor and we will appoint all the other personnel.

We and Railway Media Center agreed that the Journey Program shall be inserted into the programs produced by Railway Media Center for train passengers and be broadcast in accordance with the following rules:

(1)
For the train line into Tibet, the Journey Program will be limited to 20’ duration, and be inserted into the program that Railway Media Center produced by themselves. The Journey Program shall be broadcast daily on a rolling basis.

(2)	For the high-speed motor train unit, the Journey Program will be limited to the range of 5-20 minutes, and be broadcast daily on a rolling basis.

(3)	For the national broadcast channels covering 18 railway bureaus, we will produce a new 20’ episode every week with its premier broadcast on Saturday evening and replay on Sunday afternoon.

(4)	During the Term, if Railway Media Center increases its train TV broadcast channels, the Journey Program will be inserted into these added channels and be broadcast on a rolling basis.

We expect to acquire and develop additional tourist destinations during the next few months.  In addition, we intend to acquire an educational based television station in China.  These acquisitions will generate growth for the Company and help the Company establish itself in these industries.

INDUSTRY AND COMPETITIVE FACTORS

We are currently involved in the tourism and media industries in China.  Both industries are experiencing significant growth in China.  New competitors are entering these industries at a record pace.  Competition is increasing and it is beginning to become difficult to gain market share and grow.  There are, however, certain factors that we believe will be critical for our growth:

1. Proven replicable and unique business model: cross-platform marketing/promotion system through company multi-platforms;
2. Successful track record of operating both businesses and maintaining its leading management position; and
3. Experienced management team with more than 70 years of combined experience in China media, tourism and entertainment industry.

OUR INTELLECTUAL PROPERTY

We have obtained a trademark and the exclusive use permission for the “Great Golden Lake.”  This trademark has been filed with Taining County State-owned Assets Investment Operation Co., Ltd. We do not own nor do we intend to own any patents or have any of our products or services patented. In the future, we intend to acquire other trademarks from companies that we acquire or file trademarks or patents in order to protect our intellectual property.

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

EMPLOYEES

Currently, we have a total of 385 full-time employees, including 16 executive officers and senior management.

ITEM 1A.  RISK FACTORS

RISK FACTORS

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Risks Relating to Our Business

•
IN ORDER TO INCREASE OUR REVENUES, WE BELIEVE WE MUST FURTHER EXPAND OUR BUSINESS OPERATIONS. WE CANNOT ASSURE YOU THAT OUR INTERNAL GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

In order to maximize the potential growth in our current and potential markets, we believe that we must further expand the scope of our services in the tourism and mass media industry. One of our strategies is to grow internally through increasing the customers we target for advertising campaigns and locations where we promote tourism by penetrating existing markets in the PRC and entering new geographic markets in PRC as well as other parts of Asia and globally.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, international trade and tariff barriers, unexpected costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

•
IN ADDITION TO OUR INTERNAL GROWTH STRATEGY, WE MAY GROW THROUGH STRATEGIC ACQUISITIONS. WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL RESULTING IN OUR FAILURE TO MEET GROWTH AND REVENUE EXPECTATIONS.

We also intend to pursue opportunities to acquire businesses in the PRC that are complementary or related in product lines and business structure to us. However, we may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership.  Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.

We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings.  At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition.  In addition to the above, acquisitions in PRC, including state owned businesses, will be required to comply with laws of the PRC, to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required.  If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

•
IN THE EVENT OF RAPID GROWTH OF OUR BUSINESS OPERATIONS, WE MAY EXPERIENCE A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND OPERATIONAL INFRASTRUCTURE. OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

If we expand our business through successful implementation of our internal growth strategy and/or acquisition strategy, our management and our operational, accounting, and information infrastructure may experience a significant strain caused by such expansion.  In order to deal with the strain our anticipated business expansion could put on our resources, we will need to continue to improve our financial controls, operating procedures, and management information systems.  We will also need to effectively train, motivate, and manage our employees.  Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

•	IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES OR EXPAND OUR MEDIA OPERATIONS AND ACQUIRE ADDITIONAL TOURIST ATTRACTIONS, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

We expanded our business in 2008 by acquiring the operation rights of additional tourist attractions under various agreements, including Yongtai Beixi and Jiezhukou Lake, Hua’an Tulou, and the Great Golden Lake, and establishing collaboration with Railway Media Center to produce programs titled “Journey through China on the Train.” Our continuous business development plan is based on a further expansion of our media services and acquisition of additional tourist attractions. There is inherent risks and uncertainties involved throughout these stages of development.  There is no assurance that we will be successful in continuously expanding our media operations or acquiring additional tourist attractions, or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to successfully implement these further development strategies, our business operations and financial performance may be adversely affected.

•	TOURISM AND MEDIA ARE COMPETITVE BUSINESS ENVIRONMENTS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

We operate in a competitive environment and have to compete with other tourist destinations and media outlets in order to attract visitors and customers.  In order to be successful in attracting visitors or customers we may be forced to lower prices or spend more money on advertising to continue to compete with our competitors.  These competitive measures may result in lower net income.

•	ECONOMIC CRISIS OR TURMOIL, OR SUPPRESSION ON INDIVIDUAL RIGHTS MAY CAUSE A DOWNTURN IN CHINA’S TOURISM INDUSTRY.

A downturn in the world economic markets, or just the Chinese economy, may have a negative impact on our business.  Consumers with a lack of disposable incomes may decide not to vacation or travel to our tourism destinations, which would negatively impact our business.  Additionally, the perceived suppression of individual rights by the Chinese government may deter tourists from visiting China, which may cause a decline in visitors to our attraction.

•	THE SLOW RECOVERY OF THE GLOBAL ECONOMIC CRISIS COULD AFFECT THE OVERALL AVAILABILITY AND COST OF EXTERNAL FINANCING FOR OUR OPERATIONS.

The slow recovery of the global financial markets from the global economic crisis and turmoil may adversely impact our business, the business and financial condition of our customers and the business of potential investors from whom we expect to generate our potential sources of capital financing. Presently it is unclear to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese governments and other governments throughout the world will mitigate the effects of the negative impact caused by the economic turmoil on our industry and other industries that affect our business. Although these conditions have not presently impaired our ability to access credit markets and finance our operations, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is unclear.

•	A FAILURE TO EXPAND OUR MEDIA OPERATIONS OR GOVERNMENT REGULATIONS RESTRICTING THE MEDIA INDUSTRY IN CHINA COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.

If our advertising and media operations fail to grow, this would have a negative impact on our future operating results.  Further, government regulations, if enacted, restricting media content would negatively affect our media operations.  Any restriction on media content would limit the potential amount of customers able to use our media services and negatively impact our financial results.

•	WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Mr. Chen Minhua, our Chairman and Chief Executive Officer and Ms. Fan Yanling, our Vice President of Operations.  The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry and as a result, our business could be adversely affected.

•	WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have never paid any dividends.  Our board of directors does not intend to distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

•	WE DO NOT CARRY ANY BUSINESS INTERRUPTION INSURANCE, PRODUCT LIABILITY OR RECALL INSURANCE OR THIRD-PARTY LIABILITY INSURANCE.

Operation of our business and facilities involves many risks, including natural disasters, labor disturbances, business interruptions, property damage, personal injury and death.  We do not carry any business interruption insurance or third-party liability insurance for our business to cover claims in respect of personal injury or property or environmental damage arising from accidents on our property or relating to our operations. Therefore, we may not have insurance coverage sufficient to cover all risks associated with our business. As a result, we may be required to pay for financial and other losses, damages and liabilities, including those caused by natural disasters and other events beyond our control, out of our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

•	MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL WHICH MAY RESULT IN THE DELAY OR PREVENTION OF A CHANGE IN OUR CONTROL.

Mr. Chen Minhua, our Chairman and Chief Executive Officer, through his common stock ownership, currently has voting power equal to approximately 32.99% of our voting securities. Ms. Fan Yanling, our Vice President of Operations and the spouse of Mr. Chen Minhua, through her common stock ownership, currently has voting power equal to approximately 32.99% of our voting securities.  Mr. Chen Minhua and Ms. Fan Yanling have combined voting power in our Company equal to approximately 65.98% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

•	WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. Even though we have been a reporting company since 1999, this risk applies to us because we completed a share exchange with Keenway Limited in 2007 whereby a Chinese operating company became our wholly owned subsidiary.  This Chinese operating company is newly reporting and we are adjusting to the increased disclosure requirements for us to comply with corporate governance and accounting requirements.

•
IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR ORDINARY SHARES MAY BE ADVERSELY IMPACTED.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the effectiveness of the company’s internal controls over financial reporting.  Under current SEC rules, we will be required to include a management report and our independent registered public accounting firm’s attestation report beginning with our annual report for the fiscal year ending December 31, 2009.  Our management may conclude that our internal controls over our financial reporting are not effective.  Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability

•	WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY FOR OUR SHARES OF COMMON STOCK.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new products and services related to our industries and to expand into new markets.  The exploitation of our services may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

•	WE HAVE A CONTRACTUAL RELATIONSHIP WITH FUJIAN JIAOGUANG MEDIA WHICH MAY BE IN NON-COMPLIANCE WITH PRC LAWS AND DOES NOT PROVIDE THE SAME OPERATIONAL CONTROL AS A DIRECT EQUITY INTEREST.

Our contractual relationship with Fujian Jiaoguang Media was structured as a contractual relationship as opposed to a direct equity interest in order to comply with PRC law.  We have received a PRC legal counsel attesting that this structure is in compliance with the PRC law.  However, the PRC law may be subject to change or the government may review the structure and determine that this contractual relationship is not in compliance with PRC laws and force the termination of this relationship.  Additionally, the contractual relationship between us and Fujian Jiaoguang Media does not provide us with the same operational control as a direct equity interest.  Therefore, we are subject to the risks associated with contractual rights as opposed to owning the company.  Such risks could include breach of contract or failure to honor the terms of the contract.

Risks Relating to the People's Republic of China

•
SUBSTANTIALLY ALL OF OUR OPERATING ASSETS ARE LOCATED IN CHINA AND SUBSTANTIALLY ALL OF OUR REVENUE WILL BE DERIVED FROM OUR OPERATIONS IN CHINA SO OUR BUSINESS, RESULTS OF OPERATIONS AND PROSPECTS ARE SUBJECT TO THE ECONOMIC, POLITICAL AND LEGAL POLICIES, DEVELOPMENTS AND CONDITIONS IN CHINA.

The PRC’s economic, political and social conditions, as well as government policies, could impair our business.  The PRC economy differs from the economies of most developed countries in many respects.  China’s GDP has grown consistently since 1978 (National Bureau of Statistics of China).  However, we cannot assure you that such growth will be sustained in the future. If, in the future, China’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could impair our ability to remain profitable.  The PRC’s economic growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may have a negative effect on us.  For example, our financial condition and results of operations may be hindered by PRC government control over capital investments or changes in tax regulations.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the use of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

•
IF THE MINISTRY OF COMMERCE, OR MOFCOM, CHINA SECURITIES REGULATORY COMMISSION, OR CSRC, OR ANOTHER PRC REGULATORY AGENCY, DETERMINES THAT MOFCOM AND CSRC APPROVAL OF OUR MERGER WAS REQUIRED OR IF OTHER REGULATORY OBLIGATIONS ARE IMPOSED UPON US, WE MAY INCUR SANCTIONS, PENALTIES OR ADDITIONAL COSTS WHICH WOULD DAMAGE OUR BUSINESS.

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM and the CSRC, promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rules, a new regulation with respect to the mergers and acquisitions of domestic enterprises by foreign investors that became effective on September 8, 2006.  Article 11 of the M&A Rules requires PRC companies, enterprises or natural persons to obtain MOFCOM approval in order to effectuate mergers or acquisitions between PRC companies and foreign companies legally established or controlled by such PRC companies, enterprises or natural persons.  Article 40 of the M&A Rules requires that an offshore special purpose vehicle formed for overseas listing purposes and controlled directly or indirectly by PRC companies or individuals should obtain the approval of the CSRC prior to the listing and trading of such offshore special purpose vehicle’s securities on an overseas stock exchange, especially in the event that the offshore special purpose vehicle acquires shares of or equity interests in the PRC companies in exchange for the shares of offshore companies.  On September 21, 2006, the CSRC published on its official website procedures and filing requirements for offshore special purpose vehicles seeking CSRC approval of their overseas listings.

On November 19, 2007, we completed a merger transaction pursuant to a share exchange and stock purchase agreement , which resulted in our current ownership and corporate structure.  We believe, based on the opinion of our PRC legal counsel, Allbright Law Offices, that MOFCOM and CSRC approvals were not required for our merger transaction or for the listing and trading of our securities on a trading market because we are not an offshore special purpose vehicle that is directly or indirectly controlled by PRC companies or individuals.  Although the merger and acquisition regulations provide specific requirements and procedures, there are still many ambiguities in the meaning of many provisions.  Further regulations are anticipated in the future, but until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations and the regulators have wide latitude in the enforcement of the regulations and approval of transactions.  If the MOFCOM, CSRC or another PRC regulatory agency subsequently determines that the MOFCOM and CSRC approvals were required, we may face sanctions by the MOFCOM, CSRC or another PRC regulatory agency.  If this happens, these regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from this offering into China, restrict or prohibit payment or remittance of dividends paid by Fujian Jintai, or take other actions that could damage our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

•
THE NEW M&A REGULATIONS ESTABLISH MORE COMPLEX PROCEDURES FOR SOME ACQUISITIONS OF CHINESE COMPANIES BY FOREIGN INVESTORS, WHICH COULD MAKE IT MORE DIFFICULT FOR US TO PURSUE GROWTH THROUGH ACQUISITION IN CHINA.

The New M&A Regulations establish additional procedures and requirements that could make some acquisitions of PRC companies by foreign investors, such as ours, more time-consuming and complex, including requirements in some instances that the approval of the Ministry of Commerce shall be required for transactions involving the shares of an offshore listed company being used as the acquisition consideration by foreign investors.  In the future, we may grow our business in part by acquiring complementary businesses.  Complying with the requirements of the New M&A Regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

•	IF THE PRC IMPOSES RESTRICTIONS DESIGNED TO REDUCE INFLATION, FUTURE ECONOMIC GROWTH IN THE PRC COULD BE SEVERELY CURTAILED WHICH COULD HURT OUR BUSINESS AND PROFITABILITY.

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth often can lead to growth in the supply of money and rising inflation.  In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  Imposition of similar restrictions may lead to a slowing of economic growth, a decrease in demand for our steel products and generally damage our business and profitability.

•	FLUCTUATIONS IN EXCHANGE RATES COULD HARM OUR BUSINESS AND THE VALUE OF OUR SECURITIES.

The value of our ordinary shares will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB and the net proceeds from this offering will be denominated and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars following this offering.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.  Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

•	EXCHANGE CONTROLS THAT EXIST IN THE PRC MAY LIMIT OUR ABILITY TO UTILIZE OUR CASH FLOW EFFECTIVELY.

We are subject to the PRC’s rules and regulations on currency conversion.  In the PRC, the State Administration for Foreign Exchange, or SAFE, regulates the conversion between Renminbi and foreign currencies. Currently, foreign investment enterprises, or FIEs, are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” As a result of our ownership of Fujian Jintai, Fujian Jintai is a FIE.  With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “current account” and “capital account.” Currency conversion within the scope of the “current account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE.  However, conversion of currency in the “capital account,” including capital items such as direct foreign investment, loans and securities, still require approval of the SAFE. Further, any capital contributions to Henan Fujian Jintai by its offshore shareholder must be approved by the Ministry of Commerce in China or its local counterpart. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations it may have outside of the PRC.

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by FIEs of foreign currency into Renminbi by restricting how the converted Renminbi may be used.  Circular 142 requires that Renminbi converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.  In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE.  The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.  Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

•
PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT SHAREHOLDERS TO PERSONAL LIABILITY AND LIMIT OUR ABILITY TO INJECT CAPITAL INTO OUR PRC SUBSIDIARIES, LIMIT OUR PRC SUBSIDIARIES’ ABILITY TO DISTRIBUTE PROFITS TO US, OR OTHERWISE ADVERSELY AFFECT US.

SAFE issued a public notice in October 2005, or the SAFE notice, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006.The failure of our beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

•	ANY OUTBREAK OF THE SWINE FLU (H1N1), SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, THE AVIAN FLU, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM IN THE PRC COULD ADVERSELY AFFECT OUR OPERATIONS.

There have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China, where all of our manufacturing facilities are located and where all of our sales occur.  Our business is dependent upon our ability to attract a large volume of visitors to our tourism destinations, and an outbreak of the Swine Flu, or a renewed outbreak of SARS, the Avian Flu, or another widespread public health problem in China, could have a negative effect on our operations.  Any such outbreak could have an impact on our operations as a result of:

•	quarantines or closures of our tourist destinations
•	the sickness or death of our key officers and employees, and
•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

•
BECAUSE CHINESE LAW GOVERNS MANY OF OUR MATERIAL AGREEMENTS, WE MAY NOT BE ABLE TO ENFORCE OUR RIGHTS WITHIN THE PRC OR ELSEWHERE, WHICH COULD RESULT IN A SIGNIFICANT LOSS OF BUSINESS, BUSINESS OPPORTUNITIES OR CAPITAL.

Chinese law governs many of our material agreements, some of which may be with Chinese governmental agencies. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC.  The system of laws and the enforcement of existing laws and contracts in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

•	BECAUSE OUR FUNDS ARE HELD IN BANKS IN UNINSURED PRC BANK ACCOUNTS, THE FAILURE OF ANY BANK IN WHICH WE DEPOSIT OUR FUNDS COULD AFFECT OUR ABILITY TO CONTINUE IN BUSINESS.

Funds on deposit at banks and other financial institutions in the PRC are often uninsured.  A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

•
OUR BUSINESS COULD BE SEVERELY HARMED IF THE CHINESE GOVERNMENT CHANGES ITS POLICIES, LAWS, REGULATIONS, TAX STRUCTURE OR ITS CURRENT INTERPRETATIONS OF ITS LAWS, RULES AND REGULATIONS RELATING TO OUR OPERATIONS IN CHINA.

Our business is located in Fujian, China and virtually all of our assets are located in China.  We generate our sales revenue only from customers located in China.  Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to

•	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,
•	changes in taxation,
•	changes in employment restrictions,

•	import duties, and
•	currency revaluation.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then our business could be harmed.  Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection.  It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by us.  Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications.  In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies.

•	THE CHINESE LAWS AND REGULATIONS WHICH GOVERN OUR CURRENT BUSINESS OPERATIONS ARE SOMETIMES VAGUE AND UNCERTAIN AND MAY BE CHANGED IN A WAY THAT HURTS OUR BUSINESS.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings.  The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade.  However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.   We are considered an FIE under Chinese laws, and as a result, we must comply with Chinese laws and regulations.  We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our business.  If the relevant authorities find us to be in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: levying fines; revoking our business and other licenses; requiring that we restructure our ownership or operations; and requiring that we discontinue any portion or all of our business.

•	A SLOWDOWN OR OTHER ADVERSE DEVELOPMENTS IN THE CHINESE ECONOMY MAY MATERIALLY AND ADVERSELY AFFECT OUR CUSTOMERS’ DEMAND FOR OUR SERVICES AND OUR BUSINESS.

All of our operations are conducted in China and all of our revenues are generated from sales to businesses operating in China.  Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for precision steel products.  A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our services and in turn reduce our results of operations.

•	FAILURE TO COMPLY WITH THE U.S. FOREIGN CORRUPT PRACTICES ACT AND CHINESE ANTI-CORRUPTION LAWS COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

Our executive officers, employees and other agents may violate applicable law in connection with the marketing or sale of our products, including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls.  Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The PRC also strictly prohibits bribery of government officials.  However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.

While we intend to implement measures to ensure compliance with the FCPA and Chinese anti-corruption laws by all individuals involved with our company, our employees or other agents may engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.  In addition, our brand and reputation, our sales activities or the price of our ordinary shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

•	THE IMPLEMENTATION OF THE NEW PRC EMPLOYMENT CONTRACT LAW AND INCREASES IN THE LABOR COSTS IN CHINA MAY HURT OUR BUSINESS AND PROFITABILITY.

A new employment contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term employment contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

•
UNDER THE NEW EIT LAW, CHINA YIDA AND HONG KONG YI TAT MAY BE CLASSIFIED AS “RESIDENT ENTERPRISES” OF CHINA, WHICH MAY SUBJECT CHINA YIDA AND HONG KONG YI TAT TO PRC INCOME TAX ON THEIR TAXABLE GLOBAL INCOME.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementation regulations, both of which became effective on January 1, 2008.  Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China.  A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income.  Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as Fujian Jin Tai.  Since substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes.  The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax.  Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax.  If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

Risks Related to Our Common Stock Generally

•	OUR SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF THE CONVERSION OF OUR CLASS A WARRANTS.

As of the date hereof, we had warrants to purchase 773,812 shares of common stock (these warrants are convertible into common stock at a conversion price of $5.00 per share). To the extent such warrants are exercised and converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities.

•
IF OUR COMMON STOCK WERE DELISTED AND DETERMINED TO BE A “PENNY STOCK,” A BROKER-DEALER MAY FIND IT MORE DIFFICULT TO TRADE OUR COMMON STOCK AND AN INVESTOR MAY FIND IT MORE DIFFICULT TO ACQUIRE OR DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET.

If our common stock were removed from listing with the NASDAQ, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

•	OUR FAILURE TO MEET THE LISTING REQUIREMENTS OF THE NASDAQ CAPITAL MARKET COULD RESULT IN A DE-LISTING OF OUR COMMON STOCK.

If after listing we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements and the minimum closing bid price requirement, NASDAQ may take steps to de-list our common stock, which could impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

•	OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. The office space is approximately 800 square meters in area.  The lease renews annually at an annual rate of approximately $8,800, which is the market rate in that area.

Wee lease approximately 200 square feet of office space located at 20955 Pathfinder Rd., #200-12, Diamond Bar, CA 91765 for our U.S. office from Arcacia Executive Services for a term of 12 months from March 2009 at an annual rent of approximately $10,200, which is the market rate in that area.

We currently have three tourist destination, including “the Great Golden Lake,” “Hua’an Tulou Cluster” and Yunding Recreational Park.

•	The Great Golden Lake is located in Taining, surrounding Sanming, Nanping of Fujian Province and Nanchang of Jiangxi Province.
•	Hua’an Tulou is approximately1.5 hour drive away from Xiamen City, one of China’s most famous tourist coastal cities.
•	Yunding Recreational Park is approximately 30km from Fuzhou.

ITEM 3  LEGAL PROCEEDINGS

As of the date hereof, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted during the fourth quarter of 2009 to a vote of security holders.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 19,551,785 shares of which were outstanding as of March 19, 2010, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of March 19, 2010.

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IYSA.OB" since 1999.  In December 2007, the symbol changed to “IAVA.OB” pursuant to a 10 for 1 reverse split.  Since the end of the 2007 fiscal year and in February 2007, we effectuated another 10 for 1 reverse stock split and changed our name to China Yida Holding, Co. as a result of the reverse merger that closed on November 17, 2007.  Accordingly, our symbol was changed to “CYID.OB.” Since December 7, 2009, our common stock has been listed and traded on the NASDAQ Capital Market under the symbol “CNYD.”

The table below sets forth the high and low bid prices for our common stock for the period indicated based on reports of transactions on the Over-the-Counter Bulletin Board and the NASDAQ Capital Market. Such prices reflect inter-dealer prices, without retail markup, markdowns or commissions and may not necessarily represent actual transactions.

Price Information
Financial Quarter Ended	High	Low
March 31, 2009	1.00	0.15
June 30, 2009	9.00	1.11
September 30, 2009	9.25	2.00
December 31, 2009	16.45	8.00

March 31, 2008	3.90	0.75
June 30, 2008	1.95	1.20
September 30, 2008	2.10	0.50
December 31, 2008	1.25	0.15

Holders

As of March 19, 2010, there were approximately 255 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period.

Securities Authorized for Issuance Under Equity Compensation Plans

We have adopted a formal equity incentive plan in June 2009. The following table sets forth the details of the granted and vested stock options to purchase an aggregate of 15,000 of shares of our common stock that were granted to the directors and officers as of the date of this Report.

Name of Grantee	Exercise Price	Number of Common Stock Underlying the Options	Grant Date	Vest Date
Michael Marks (1)	$14.84	15,000	June 10, 2009	December 10, 2009
(1)	Mr. Marks is our director and the chairman of our audit committee.

Recent Sales of Unregistered Securities

None.

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

 Our Business

We are a diversified entertainment enterprise focused on China's media and tourism industries headquartered in Fuzhou City, Fujian province, China. Our core business strategy is centered around the combination of tourism and media. Our tourism management business specializes in the development and management of natural, cultural and historic scenic sites. We currently operate the Great Golden Lake tourist destination (Global Geo-park), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding tourist destination (Large-scale national recreational park), covering over 300 square kilometers in total for all of our currently managed destinations. Our media business provides operating management services; including channel, column and advertisement management for the FETV and the “Journey through China on the Train” on-board railway program. The Great Golden Lake

The Great Golden Lake was recognized as the Global Geopark by the United Nations Educational, Scientific, and Cultural Organization (“UNESCO”) in February 2005. It is located in Taining, surrounding Sanming, Nanping of Fujian Province and Nanchang of Jiangxi Province. This world-class tourist attraction covers more than 230 square kilometers, including five (5) main scenic areas: (1) Golden Lake; (2) Shangqing River; (3) Zhuangyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.

In 2001, we entered into a tourism management revenue sharing agreement with Taining government, to operate and to manage the Great Golden Lake destination from 2001 through 2032. We initially invested $30 million to improve the infrastructure, and through a well-designed marketing campaign, we have succeeded in increasing the number of the visitors from approximately 30,000 in 2001 to approximately 637,000 in 2009. Currently most visitors to the Great Golden Lake are from Fujian, Shanghai, Guangdong and Jiangxi. With easier transportation and increased marketing, we expect that the Great Golden Lake should be able to attract more visitors from other provinces of China and even foreign countries. Our revenue from the operations of the Great Golden Lake is generated from entrance ticket fees and parking fees.

Hua’an Tulou Cluster (or the “Earth Buildings”)

The Tulou Cluster, composed of large multilayer earth buildings built by ancient wealthy families as their residence, is known for their unique round shape, ingenious structure and oriental mystery. The Tulou Cluster was recognized as a World Cultural Heritage in 2008 by UNESCO. The Tulou Cluster is a 1.5 hour drive away from Xiamen City, one of China’s most famous tourist coastal cities.

In December 2008, we entered into a Tourist Resources Development Agreement with Hua’an County Government effective until 2048. Pursuant to this agreement, we began to develop the Hua’an Tulou tourist destinations with a right of priority to develop other scenic areas in Hua’an County. Hua’an Tulou cluster requires a total capital input of approximately $7.5 million to put it into infrastructure and facility constructions. The Hua’an Tulou Cluster was closed during the construction and re-opened to the public before the fourth quarter of 2009. Currently, around half of its visitors are from overseas, including Taiwan. We expect our revenue to be generated from the sale of entrance ticket fees, fees from rides on tour cars, and food at our restaurants.

Yunding Recreational Park

In November 2008, we entered into the Tourist Destination Cooperative Development Agreement with Yongtai County Government effective until 2048. Pursuant to the agreement, we obtained the exclusive right to develop the Yunding scenic areas, which is approximately 50 kilometer from Fuzhou. We plan to invest approximately $40 million to build the tourism, transportation and entertainment facilities. By the end of 2009, we have already invested approximately $30 million.  And we expect to generate revenue from entrance fees, cable cars and other entertainment activities. We expect that the Yunding Recreational Park will be open to the public on the second half of 2010.

FETV

Covering 92% of the population of Fujian province located in southeastern China with a population of over 35 million, Fujian Education Television (“FETV”), owned by the Fujian Education TV Station, is a provincial comprehensive entertainment television channel ranked #4 in ratings in Fujian province (Source: ACNielsen 2008 Survey).

Pursuant to a management agreement (the “Management Agreement”) between Fujian Education TV Station and Fujian Jiaoguang, our subsidiary, we gained 7 years management rights from the Fujian Education TV Station,  from August 1, 2003 to July 31, 2010 (the “Initial Management Term”), to operate FETV at a fixed annual payment of RMB 10,000,000. Pursuant to the Management Agreement, Fujian Jiaoguang has an option to extend the Initial Management Term for an additional 5 years term commencing on July 31, 2010 (the “Extended Management Term”), provided, that we agree to a 20% increased annual payment for the management rights during the Extended Management Term, and accept other amendments to provisions in the Management Agreement.

Under the management contract, we obtained the full rights to provide programming and content and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

“Journey through China on the Train”

In February 2009, we entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on natural resources, culture and the history of tourism destinations, tourism advertisement and travel tips. The infomercial programs will be broadcast on7 railway lines into Tibet, all high speed motor trains in China with TV panels and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling embedded advertisements. At the end of 2009, “Journey through China on the Train” was shown on 31 railroad lines with 440 trains.

Results of Operations

During the years ended December 31, 2009 and 2008, we are organized into two (2) main business segments: tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Net revenue
Advertisement	$31,519,267	$23,319,235
Tourism	19,709,684	7,280,258
Total net revenue	51,228,951	30,599,493
Cost of revenue
Advertisement	6,541,382	5,779,082
Tourism	4,038,708	1,904,329
Total cost of revenue	10,580,090	7,683,411
Gross profit	40,648,861	22,916,082
Operating expenses
Selling expenses	3,108,413	1,456,229
Operating and administrative expenses	3,145191	2,463,201
Total operating expenses	6,253,605	3,919,430
Income from operations	34,395,256	18,996,652
Other (income) expense
Other (income) expense, net	(115)	22,869
Interest expense	-	37,168
Interest income	(28,344)	(24,832)
Total other (income) expense, net	(28,459)	35,205
Income before income taxes	34,423,715	18,961,447
Provision for income taxes	8,930,414	670,347
Net income	25,493,301	18,291,100
Other comprehensive income
Foreign currency translation gain	56,085	2,129,733
Other comprehensive income	$25,549,386	$20,420,833
Basic net earnings per share	$1.50	$1.27
Basic weighted average shares outstanding	$17,023,344	14,395,383
Diluted net earnings per share	1.47	$1.27
Diluted weighted average shares outstanding	$17,314,084	14,395,383

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Net Revenue:

Net revenue increased by $20,629,458 or 67.4%, from $30,599,493 in the fiscal year ended December 31, 2008 to $51,228,951 in the fiscal year ended December 31, 2009.  Our overall net revenue increased by $20,629,458.

Our revenue from advertisement for the fiscal year ended December 31, 2009 was $31,519,267 and for the fiscal year ended December 31, 2008 it was $23,319,235, representing an increase of $8,200,032 or 35.2%.  This increase was primarily the result of increase in sales of airtime for FETV.

Our revenue for our tourism increased by $12,429,426 or 170.7%, from $7,280,258 in the fiscal year 2008 to $19,709,684 in the fiscal year 2009. The increase was primarily attributable to (i) increase in the number of visitors to the Great Golden Lake from approximately 320,000 in 2008 to approximately 637,000 in 2009, and (ii) Tulou Cluster’s re-open before the fourth quarter of 2009.

Cost of Revenue:

Cost of revenue increased by $2,896,679, or 37.7%, from $7,683,411 in the fiscal year ended December 31, 2008 to $10,580,090 in the fiscal year ended December 31, 2009. The increase in cost of revenue is primarily caused by revenue increase from our tourism and advertising operations.  The revenue increase from tourism operation resulted in higher business tax (5% business tax rate) and higher profit sharing payment to local government.. The revenue increase from advertising operation resulted in proportionately higher business tax payment (8.5% business tax rate).

Our cost of revenue from advertisement for the fiscal year ended December 31, 2009 was $6,541,382 and for the fiscal year ended December 31, 2008 it was $5,779,082.  This was an increase of $762,300 or 13.2%.  The increased was the result of increase in business tax payments due to the revenue growth.

Our cost of revenue from tourism for the fiscal year ended December 31, 2009 was $4,038,708 and for the fiscal year ended December 31, 2008 it was $1,904,329.  This was an increase of $2,134,379 or 112.1%.  The increase was the result of increase in business tax payment and profit sharing payment to the local government due to revenue growth.

Gross profit:

Our gross profit increased by $17,732,779, or 77.4%, from $22,916,082 in the fiscal year ended December 31, 2008 to $40,648,861 in the fiscal year ended December 31, 2009. Our gross profit margin (gross profit divided by sales revenue) increased from 74.89% in 2008 to 79.34% in 2009.  The increase in our gross profit margin during 2009 was primarily due to a lower increasing rate of cost of revenue compares to our revenue growth.  Our Great Golden Lake and FETV are both more established operations with existing capacities that do not require significant increase of additional cost of revenues.

Operating Expenses:

Our operating expenses were $3,919,430 in the fiscal year ended December 31, 2008, compared to $6,253,605 in the fiscal year ended December 31, 2009, which represents an increase of $2,334,175, or 59.6%. The increase in our operating expenses in 2009 was primarily due to increasing costs of maintenance and promotion for the Great Golden Lake destination.

Income from Operations:

Operating profit was $34,395,256 in the fiscal year ended December 31, 2009, representing an increase of $15,398,604, or 81.1%, over the $18,996,652 reported in the fiscal year ended December 31, 2008.
Income Tax

Income tax was $8,930,414 in the fiscal year ended December 31, 2009, representing an increase of $8,260,067 or 1,232.2%, over the $670,347 reported in the fiscal year ended December 31, 2008. Before fiscal year 2009, our advertising operation, the FETV, enjoyed an income tax exemption.  Beginning in fiscal year 2009, we have started to pay income taxes for FETV with income tax rate of 25%.

Net Income:

Net income was $25,493,301 in the fiscal year ended December 31, 2009, an increase of $7,202,201 or 39.4% compared to $18,291,100 reported in the fiscal year ended December 31, 2008.  The increase in profits is primarily the result of higher revenue offset in part by higher cost of revenue, higher operating costs, and higher tax payments.

Critical Accounting Policies

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

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and 2008, the Company had accounts receivable of $2,003 and $76,569, respectively. As of December 31, 2009 and 2008, allowance for doubtful accounts amounted to $0 and $0, respectively.

Advances and Prepayments

The Company advances to certain vendors for purchase of its construction material and necessary service. As of December 31, 2009 and 2008, the prepayments amounted to $1,432,138 and $164,169, respectively.  Long term prepayments amounted to $1,012, 230 and $0, respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104.Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 and $6,597 as of December 31, 2009 and 2008, respectively.

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

As of December 30, 2009 and 2008, the Company did not generate revenue from ethnic culture communications, timeshare resorts operation, souvenir sales and the related tourism service.

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2009 and 2008 were $493,061 and $406,899, respectively.

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

Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company ’subsidiaries in China is the Chinese Renminbi and the functional currency of the US parent is the US dollar.

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

Basic and diluted earning per share was $1.50 and $1.47 for the year ended December 31, 2009, respectively. Basic and diluted earning per share was $1.27 and $1.27 for the year ended December 31, 2008, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity during the fiscal years of 2008 and 2009 include cash from operations, borrowings from local commercial banks and proceeds of offerings of our securities consummated in February 2008 (the “Private Placement”), from which  we raised $14 million in gross proceeds. As of December 31, 2009, we had cash and cash equivalents of approximately $5.8 million as compared to approximately $8.7 million as of December 31, 2008.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2009	2008
Net cash provided by operating activities	29,985,012	27,382,076
Net cash used in investing activities	(36,080,646)	(33,493,975)
Net cash provided by financing activities	3,048,673	13,635,178
Effect of exchange rate changes on cash and cash equivalents	108,592	465,139
Net increase in cash and cash equivalents	(3,046,962)	7,988,417
Cash and cash equivalents, beginning balance	8,715,048	726,631
Cash and cash equivalents, ending balance	5,776,678	8,715,048

Net cash provided by operating activities was approximately $30.0 million for the year ended December 31, 2009, compared to net cash provided by operations of approximately $27.4 million for the year ended December 31, 2008.  The $2.6 million increase was primarily due to increases in depreciation and tax payable.

Net cash used in investing activities was approximately $36.1 million for the year ended December 31, 2009, compared to net cash used in investing activities of approximately $33.5 million for the year ended December 31, 2008.  The increase in net cash used in investing activities was due to increases in long term prepayment and construction in progress.

Net cash provided by financing activities amounted to approximately $3.0 million for the year ended December 31, 2009, compared to net cash provided by financing activities of approximately $13.6 million for the year ended December 31, 2008.  The decrease in cash provided by financing activities was primarily due to no equity financing in  2009.

2010-2011 Outlook

Over the course of the next few years, we intend to grow and expand our businesses in China’s tourism, media, entertainment and other related industry.  We expect to acquire additional tourist areas that will enhance our reputation as a world-class company that develops and manages tourist attractions.  These acquisitions will be financed either through revenues of the Company or by financings and sales of our stock or other securities.  With respect to our media operation, we expect “Journey Through on the Train” to start generating revenue in fiscal year 2010 and expect FETV to grow 5-10% in revenue compares to fiscal year 2009.  With respect to our tourism operation, we expect the Great Golden Lake will grow its number of visitors at approximately 25% compared to the same period in 2009, and expect Tulou Cluster to start generating revenue in fiscal year 2010, and expect Yuding Recreational Park to start generating revenue after its grand opening in the second half of fiscal year 2010.

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
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

China Yida Holding Co. and subsidiaries

We have audited the accompanying consolidated balance sheets of China Yida Holding Co. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding Co. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the two years period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

March 22, 2010

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS ON DECEMBER 31, 2009 AND 2008

ASSETS
	DECEMBER 31,
	2009	2008
Current assets
Cash and cash equivalents	$5,776,678	$8,715,048
Accounts receivable	2,003	76,569
Other receivable, net	190,424	76,759
Advances and prepayments	1,432,138	164,169
Total current assets	7,401,242	9,032,546

Property, and equipment, net	32,995,885	34,173,009
Construction in progress	36,730,184	1,979,725
Intangible assets, net	7,874,938	9,358,333
Long term prepayments	1,012,230	-
Total assets	$86,014,478	$54,543,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$57,277	$65,367
Short term loans	1,731,060	1,172,591
Other payable and accrued expenses	1,145,564	462,778
Tax payables	2,835,655	726,524
Total current liabilities	5,769,555	2,427,259

Long term debts	2,495,190	-

Total liabilities	8,264,745	2,427,259

Commitments and contingencies

Stockholders' equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, 1 share issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized and 17,062,064 and 17,021,447 issued and outstanding as of December 31, 2009 and December 31, 2008, respectively)	1,706	1,702
Additional paid in capital	21,711,384	21,627,394
Accumulated other comprehensive income	3,190,162	3,134,077
Retained earning	50,297,151	27,353,181
Statutory reserve	2,549,330	-
Total stockholders' equity	77,749,733	52,116,354

Total liabilities and stockholders' equity	$86,014,478	$54,543,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Net revenue
Advertisement	$31,519,267	$23,319,235
Tourism	19,709,684	7,280,258
Total net revenue	51,228,951	30,599,493

Cost of revenue
Advertisement	6,541,382	5,779,082
Tourism	4,038,708	1,904,329
Total cost of revenue	10,580,090	7,683,411

Gross profit	40,648,861	22,916,082

Operating expenses
Selling expenses	3,108,413	1,456,229
Operating and administrative expenses	3,145,191	2,463,201
Total operating expenses	6,253,605	3,919,430

Income from operations	34,395,256	18,996,652

Other (income) expense
Other (income) expense, net	(115)	22,869
Interest expense	-	37,168
Interest income	(28,344)	(24,832)
Total other (income) expense, net	(28,459)	35,205

Income before income taxes	34,423,715	18,961,447

Provision for income taxes	8,930,414	670,347

Net income	25,493,301	18,291,100

Other comprehensive income
Foreign currency translation gain	56,085	2,129,733

Other comprehensive income	$25,549,386	$20,420,833

Basic net earnings per share	$1.50	$1.27
Basic weighted average shares outstanding	17,023,344	14,395,383

Diluted net earnings per share	$1.47	$1.27
Diluted weighted average shares outstanding	17,314,084	14,395,383

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$25,493,301	$18,291,101
Adjustments to reconcile net income to net cash
Cash provided by (used in) operating activities:
Depreciation	1,447,319	399,884
Amortization	1,490,535	4,264,777
Bad debt expense	(4,398)	-
Stock based compenstation	83,994	-
Changes in operating assets and liabilities:
Accounts receivables	74,587	(52,128)
Other receivables	(143,514)	(1,061,873)
Advances and prepayments	(1,238,668)	6,932,829
Accounts payable and accrued expenses	(7,325)	(114,535)
Tax payable	2,107,263	(993,859)
Customer deposit	(10,797)	(136,255)
Accrued payroll	1,080	55,392
Other payable	691,636	(203,257)

Net cash provided by operating activities	29,985,012	27,382,076

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(275,929)	(25,364,501)
Addition to construction in progress	(34,793,109)	(1,652,510)
Purchase of intangible assets	-	(6,476,964)
Increase in long term prepayment	(1,011,609)	-
Net cash used in investing activities	(36,080,646)	(33,493,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	-	13,027,250
Borrowings under loan renewal	3,048,673	607,928
Net cash provided by financing activities	3,048,673	13,635,178

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	108,592	465,139

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,046,962)	7,988,417

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	8,715,048	726,631

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$5,776,678	$8,715,048

SUPPLEMENTAL DISCLOSURES:	5,776,678
Non-cash transaction:
Transferred to fixed asset from construction in progress	$-	$25,320,569

Cash paid during the quarter for:
Income tax payments	$6,910,558	$317,668
Interest payments	$210,319	$109,499

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007
	Common Stock		Additional paid in capital	Other comprehensive income	Retained earning		Total
	Number of shares	Par Value			Unrestricted	Statutory Reserve

Balance at December 31, 2007	2,499,989	$250	$8,601,597	$1,004,344	$9,062,079		$18,668,270

Recapitalization	11,187,762	1,119	(1,119)	-		-	-

Shares issued for cash	3,333,372	334	13,026,916	-		-	13,027,250
Reverse split rounding	325	-	-	-		-	-
Foreign currency translation	-	-	-	2,129,733		-	2,129,733

Net income from the year ended December 31, 2008	-	-	-	-	18,291,101	-	18,291,101
Balance at December 31, 2008	17,021,447	1,702	21,627,394	3,134,077	27,353,180	-	52,116,354
Stock based compensation			83,994				83,994
Cashless exercised warrants	40,617	4	(4)	-			-
Foreign currency translation	-	-	-	56,085	-		56,085
Net income from year ended December 31, 2009	-	-	-	-	25,493,301		25,493,301
Adjustment to statutory reserve					(2,549,330)	2,549,330	-
Balance at December 31, 2009	17,062,064	$1,706	$21,711,384	$3,190,162	$50,297,151	2,549,330	$77,749,732

The accompanying notes are an integral part of these consolidated financial statements

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. (“the Company”, “we”, “us”, “our”) engages in tourism and advertisement business through its subsidiaries in Peoples Republic of China.

Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd (“Hong Kong Yi Tat”), a company incorporated under the laws of Hong Kong. Immediately prior to the Merger (defined below), Mr. Chen Minhua and his wife, Ms. Fan Yanling, were the majority shareholders of Keenway Limited.

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tai, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which was transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

Hong Kong Yi Tat is an entity that was created solely as the holding company for the operating entities, Fujian Jintai Tourism Industrial Development, Co, Ltd., and Fujian Jiaoguang Media, Co., Ltd., and Fujian Yunding Tourism Industrial Co., Ltd., and Fujian Yida Tulou Tourism Development Cp. Ltd.  Hong Kong Yi Tat does not have any operations.

Fujian Jintai Tourism Developments Co., Ltd. (“Fujian Jintai”) operates the tourism segment of our business. Its primary business relates to the operation of our tourism destinations, specifically, the Great Golden Lake.

Fujian Jintai owns 100% of the ownership interest in Fuzhou Hongda Commercial Services Co., Ltd. (“Hongda”).  Hongda’s wholly owned subsidiary is Fuzhou Fuyu Advertising Co., Ltd. which is an operating entity that engages in the media operation.

Fujian Jintai also owns 100% of the ownership interest in Fujian Yintai Tourism Co., Ltd. (“Yintai”).

Fujian Yunding Tourism Industrial Co., Ltd’s  (“Yunding Company”) primary business relates to the operation of our tourism destinations, specifically, the Yunding tourist destination.

Fujian Yida Tulou Tourism Development Cp. Ltd’s primary business relates to the operation of our tourism destinations, specifically, Hua’An Tulou cluster tourist destination.

Fujian Jiaoguang Media Co., Ltd. (“Fujian Jiaoguang”) concentrates on the mass media segment of our business.  Its primary business is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

The Company has adopted FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R") (ASC 810), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R (ASC 810) requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

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

Because Jiaoguang and the Company’s contractual relationship comply with FIN 46R (ASC 810), the Company consolidated Jiaoguang’s financial statements as VIE.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency of our operating , Changchun Yongxin Dirui Medical Co., Ltd is Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

b. Principle of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Jintai, Fuyu, Hongda, Yunding, Tulou, Yintai, Hong Kong Yi Tat and the accounts of the variable interest entities, Jiaoguang, collectively “the Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

c. Use of estimates

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

d. Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

e. Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and 2008, the Company had accounts receivable of $2,003 and $76,569, respectively. As of December 31, 2009 and 2008, allowance for doubtful accounts amounted to $0 and $0, respectively.

f. Advances and Prepayments

The Company advances to certain vendors for purchase of its construction material and necessary service. As of December 31, 2009 and 2008, the prepayments amounted to $1,432,138 and $164,169, respectively.  Long term prepayments amounted to $1,012, 230 and $0, respectively.

g. Property and equipment

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 20 years for house & building; 5 to 8 years for electronic equipment; 8years for transportation equipment; 5 to 8 years for office furniture; 26 years for lease improvements.

h. Impairment

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

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets for the year ended December 31, 2009 and 2008.

i. Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue amounted to $0 and $6,597 as of December 31, 2009 and 2008, respectively.

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

As of December 30, 2009 and 2008, the Company did not generate revenue from ethnic culture communications, timeshare resorts operation, souvenir sales and the related tourism service.

j. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2009 and 2008 were $493,061 and $406,899, respectively.

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

k. Income taxes

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

l. Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet, as component of comprehensive income. The functional currency of the Company ’subsidiaries in China is the Chinese Renminbi and the functional currency of the US parent is the US dollar.

m. Fair values of financial instruments

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

n. Stock-based compensation

The Company records stock-based compensation expense pursuant to SFAS 123R (ASC 718), "Share Based Payment.”  SFAS 123R (ASC 718) requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. Under SFAS 123R (ASC 718), the Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R (ASC 718) requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

o. Earning per share (EPS)

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

Basic and diluted earning per share was $1.50 and $1.47 for the year ended December 31, 2009, respectively. Basic and diluted earning per share was $1.27 and $1.27 for the year ended December 31, 2008, respectively.

p. Segment reporting

ASC 250 (SFAS 131), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the years ended December 31, 2009 and 2008, the Company is organized into two main business segments: tourism and advertisement. The primary business relates to tourism and, specifically, tourism at the Great Golden Lake and Tulou. The company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Revenues from unaffiliated customers:
Advertisement	$31,519,267	$23,319,235
Tourism	19,709,684	7,280,258
Consolidated	$51,228,951	$30,599,493

Operating income :
Advertisement	$23,714,997	$16,564,398
Tourism	11,034,036	2,705,267
Others	(353,777)	(273,012)
Consolidated	$34,395,256	$18,996,653

Identifiable assets:
Advertisement	$20,979,003	$22,327,272
Tourism	64,563,402	31,050,807
Others	472,073	1,165,534
Consolidated	$86,014,478	$54,543,613

Net income
Advertisement	$17,698,552	$16,461,954
Tourism	8,153,611	2,084,320
Others	(358,862)	(255,173)
Consolidated	$25,493,301	$18,291,101

Interest expense:
Advertisement	$-	-
Tourism	-	$37,168
Consolidated	$-	$37,168

Others include reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter company transactions.

q. Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

r. Recent accounting pronouncements

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

s. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  OTHER ASSETS

Other assets amounted to $190,424 and $76,759 as of December 31, 2009 and 2008, respectively. Other assets is mainly comprised of advances to and receivables from employees and other unrelated parties, interest free, and due upon demand.

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2009 and 2008:

	2009	2008
Building	$34,903,503	$34,872,855
Electronic Equipments	303,652	193,494
Transportation Equipments	74,281	63,442
Office Furniture	128,765	8,946
Subtotal	35,410,201	35,103,887

Less: Accumulated Depreciation	(2,414,316)	(965,278)

Total	$32,995,885	$34,173,009

Depreciation expenses for the years ended December 31, 2009 and 2008 were $1,447,319 and, $399,884 respectively.

5.  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $36,730,184 and $1,979,725 of December 31, 2009 and 2008. It is mainly related to the constructions for the new tourist resort which the Company has acquired management right from January 2009 in Yuding; various small ongoing projects related to the Great Golden Lake dam; and the construction of earthen building Tulou. The amount of capitalized interest included in construction in progress amounted $213,950 and $100,057 for the years ended December 31, 2009 and 2008, respectively. The Company will begin depreciating these assets when they are placed in service.  The Company expects these projects to be completed by the third quarter 2010 and placed in service at the end of third quarter 2010.

6.  INTANGIBLE ASSETS

As of December 31, 2009 and 2008, intangible assets were as follows:

	2009	2008
Intangible asset
Management right of tourist resort	$5,134,223	$5,130,084
Advertising board	6,601,500	6,595,823
Accumulated amortization	(3,860,785)	(2,367,574)
Total	$7,874,938	$9,358,555

The company acquired 30 years tourist resort management right at August, 2001 from unrelated parties by paying cash.

The Company entered an agreement with one third party on February 29, 2008 and obtained five-year use rights of 30 outside advertising boards in Fuzhou city amounting to $6,601,500 (RMB45, 000,000). The term of the contact is in excess of twelve months and inures exclusive operation rights for the Company in the future 5 years. The Company expects the future economic benefits from the advertising revenue through the 30 outside boards.

In accordance with ASC 350 (previously SFAS 142), the advertising board is a non monetary asset without physical substance that provides probable future economic benefits and has costs that can be reliably measured. An intangible asset is identifiable if it arises from contractual or other legal rights, regardless of whether those rights are transferable or separable from the entity or from other rights and obligations.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009 the Company expects these assets to be fully recoverable.

Total intangible assets amortization expenses for the years ended December 31, 2009 and 2008 amounted to $1,490,535 and $1,157,415 respectively. Amortization expenses for the next five years and thereafter ended December 31 amounts to $9,824,643 and consists of the following:

Years ending December 31,	Amount
2010	$1,490,495
2011	1,490,495
2012	1,490,495
2013	1,490,495
2014	171,041
Thereafter,	3,691,622

7.  ADVANCES AND PREPAYMENTS

The Company advances and prepays certain monies for project deposits.  These balances are interest free and unsecured. As of December 31, 2009 and December 31, 2008, advance and prepayments amounted to $1,432,138 and $164,169, respectively.

Long term prepayments related to the advances of Yunding construction projects. As of December 31, 2009 and December 31, 2008, long term prepayments amounted to $1,012,230 and $0, respectively.

During December 2007, the company entered into several contracts with unrelated parties for marketing and TV programming amounting to $9,459,052 (RMB 69,000,000). The Company amortized the service expense beginning in 2008.

Fuyu and Yintai entered two marketing promotion agreements with two tour agents (unrelated parties) for promoting the resorts the Company owns in the next three years in March 2008. The two tour agents promise to bring tourism revenue for Yintai amounting to $2,926,552 (RMB 21 million) annually for the next three years. At the same time, Fuyu had prepaid the special market promotion fee $5,346,421 ($1,782,140 annual) to the two contractors entirely for the next three years. Fuyu also provide 500 minutes advertisement free annually for the two contractors. The prepaid expense for the two tour agents as of December 31, 2007 was $0 and $5,357,385 respectively.

Fuyu entered another contract with another unrelated party for purchasing TV program. Fuyu prepaid $4,112,631 (RMB 30 million) to the unrelated party as of December 31, 2007 and the contractor promise to bring advertising revenue to Fuyu amounting to $2,741,754 (RMB 20 million) annually for the next three years. The prepaid balance for this contract was amounting to $4,101,667 as of December 31, 2007.

Total amortization expenses amounted to $3,107,362 (RMB 20.8 million).

During the year ended December 31, 2008, the Company cancelled all three contracts per above and received the rest of the prepayment amounting $ 6,932,750 (RMB 48.2 million).

8.  OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount was $1,145,564 and $462,778, due on demand and interest free as of December 31, 2009 and 2008, respectively.

9.  TAX PAYABLES

Tax payables consist of the following as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
City planning tax	$7,140	$6,729
Business tax payable	201,820	139,616
Individual income tax payable	3,317	1,136
Income tax payable	2,533,023	511,624
Education fee	6,625	5,434
Cultural construction fee	83,730	61,985
Total	$2,835,655	$726,524

10.  LOAN PAYABLE

Short term loan payables represent the loans borrowed from commercial banks that are due within one year. As of December 31, 2009 and December 31, 2008, the outstanding balances on these loans were $1,731,060 and $1,172,591, respectively, and these loans consisted of the following:

	2009	2008
Short term loan payable
Loan from Construction Bank, interest rate at 5.81% per annum, due December 15, 2010, guaranteed by the Tulou’s construction.	557,460	-
Loan from Merchant bank of Fuzhou, interest rate at 8.66% per annum, due November 6, 2010, guaranteed by the a related party which is 80% owned by a shareholder of the Company	1,173,600	1,172,591
Total	$1,731,060	$1,172,591

As of December 31, 2009 and 2008, the long term loan payables were as follows:

	2009	2008
Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2010, guaranteed by the management rights of the Great Golden Lake	$2,495,190	$-

The interest expenses are $0 and $37,168 for the years ended December 31, 2009 and 2008, respectively. The Company has paid interest in the amount of $210,035 and $109,499 for the years ended December 31, 2009 and 2008, respectively.  The amount of capitalized interest included in construction in progress (Note 5) amounted $213,950 and $100,057 for the years ended December 31, 2009 and 2008, respectively

11.  OTHER (INCOME) EXPENSES

Other (income) expenses consists of the following for the years ended December 31, 2009 and 2008:

Other (income) expense	2009	2008
Other expense, net	$(115)	$22,869
Interest expense	-	37,168
Interest income	(28,344)	(24,832)

Total other (income) expense, net	$(28,459)	$35,205

12.  INCOME TAXES

 The Company is registered in Hong Kong, China and has operations in primarily two tax jurisdictions - the PRC and China (HK). For certain operations in the HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from operations income consists of the following for the twelve month periods ended December 31, 2009 and 2008:

	2009	2008
PRC Current Income Expense (Benefit)	$8,930,414	$670,347

Total Provision for Income Tax	$8,930,414	$670,347

The following is a reconciliation of the provision for income taxes at the PR and HK tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2009	December 31, 2008
Tax expense (credit) at statutory rate - HK	17.5%	17.5%
Changes in valuation allowance	(17.5%)	(17.5%)
Foreign income tax rate	25%	25%
Foreign income tax benefit - PRC	(0%)	(21%)
Other (a)	1%	0%
Effective income tax rates	26%	4%

(a)	The 1% represents expenses (such as certain expenses incurred in the U.S. entity) incurred by the Company that are not deductible for PRC income tax for the three months ended December 31, 2009.

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

The applicable income tax rate for the business operation in PRC is 25% in 2009 and 2008 except Fuyu. Fuyu was completely exempt of income tax for the first 2 years till fiscal year 2008 .There were no significant book and tax basis difference.

13.   SHAREHOLDERS’ EQUITY

1) SECURITY ISSUANCE AGREEMENT

In connection with the closing of a financing transaction on November 19, 2007, the Company granted Pope Investments II, LLC and certain other investors Class A Warrants that were exercisable for a total of 6,666,667 shares of the Company’s common stock (the “Warrant Shares”) at $1.25 per share (the “Exercise Price”), and were exercisable as of September 6, 20009 and will expire on September 6, 2011. Subject to the provisions of the Class A Warrants, warrant holders may elect to exercise the Class A Warrants on a cashless basis. Pursuant to Section 18 of the Class A Warrants, the Company shall have the option to call 50% of the Class A Warrants at a redemption price of $0.001 per share of the Warrant Shares upon the Company’s achievement of the 2008 performance threshold, and shall have the option to call 100% of the Warrant Shares underlying the then outstanding Class A Warrants upon the Company’s achievement of net income of $39,000,000 for the fiscal year of 2010.

The assumptions used for warrants issued with the share purchasing in Black Scholes calculation are as follow:

Risk-free interest rate	2.5%
Expected life of the options	3 year
Expected volatility	514.17%
Expected dividend yield	0%

On April 14, 2009, in reliance upon Section 18 of the Class A Warrants, the Company exercised its call option to redeem a total of 3,333,331 Warrant Shares at $0.001 per share for a total of $3,336.

In June 2009, the Company effectuated a 4:1 reverse stock split (the “Split”). As a result, the remaining 3,333,336 Warrant Shares underlying the Class A Warrants were reduced to 833,337 and the Exercise Price was increased to $5 per share.

Following is a summary of the warrant activity for the year ended December 31, 2009:

Outstanding, December 31, 2008	6,666,667
Called back	(3,333,331)
4:1 Reverse Split	833,337
Exercised during the year	(59,525)
Outstanding, December 31, 2009	773,812

Warrants outstanding at December 31, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$5	773,812	1.67	$5	773,812	$5	$-

2) REVERSE SPLIT

The Company effecuated a 4:1 reverse stock split during the quarter ended June 30, 2009. All statements are reversely stated.

3) STOCK BASED COMPENSATION

On June 10, 2009 (the “Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with one of the Company’s directors, pursuant to which, the Company agrees to issue the director non-qualified stock options (the “Stock Options”) to purchase a total of 30,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s director.  One half of the Stock Options shall vest on the sixth monthly anniversary of the Grant Date (the “First Vesting Date”)and become exercisable at an exercise price equal to the market price of the Company’s common stock on the First Vesting Date and the second half of Stock Options shall vest on the 12th monthly anniversary of the Grant Date (the “Second Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the Second Vesting Date

.

The Company valued the stock options by the Black-Scholes model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.25	356%	0%	3.11%	$5.60

The following is a summary of the option activity:

Number of options
Outstanding as of December 31, 2008	-
Granted	30,000
Exercised	-
Forfeited	-
Outstanding as of December 31, 2009	30,000

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Average remaining contractual life (years)
$(1)	30,000	9.50	$14.84	15,000	9.50
$(1)	30,000		$14.84	15,000	-

(1)  15,000 shares shall vest on December 10, 2009and become exercisable at an excerise price equal to $14.84 which is the market priceof the Company's stock on December 10, 2009.  The remaining 15,000 shares shall vest on June 10, 2010 and become exercisable at an excerise price equal of the market priceof the Company's stock on that date.

As of December 31, 2009, there was approximately $83,994 of total unrecognized compensation expense related to un-vested share-based compensation arrangements.

For the years ended December 31, 2009 and 2008, the Company recognized approximately $83,994 and $0, respectively, as compensation expenses for its stock option plan.

14.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the year ended December 31, 2009. There are no major vendors which accounting over 10% of the total purchase for the year ended December 31, 2009. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

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

16.  LEASE COMMITMENTS

The Company incurred rental expenses of $55,951 and $22,066 for the years ended December 31, 2009 and 2008.

The Company does not have any future lease commitments to pay a minimum amount.

17． COMMITMENTSANDCONTIGENCIES

Commitments

The Company entered into a construction contract with an unrelated party to develop road project of Yunding tourist attraction in Janurary 2009. The project costs $10,749,597 (RMB73.28 million) and has completed $10,086,548 (RMB 68.76 million) during the year ended December 31, 2009.

The Company entered into construction contract with an unrelated party to develop a cable car project of Yunding tourist attraction in March 2009. The project costs $7,902,304 (RMB 53.87 million) and has completed $7,535,573 (RMB 51.37 million) during the year ended December 31, 2009.

The Company entered into a construction contract with an unrelated party to develop Tulou cluster scenic zone in April 2009.  The total cost of the project is $960,833 (RMB 6.55 million) and has completed $906,557 (RMB 6.18 million) during the year ended December 31, 2009.

The Company entered into a construction contract with an unrelated party to develop project of Yunding Tianchi in July 2009. The total contract is in the amount of $ 5,842,746 (RMB 39.83 million) and has completed $5,487,751 (RMB 37.41 million) during the year ended December 31, 2009.

The Company entered into a construction contract with an unrelated party to develop road project of Yunding in October 2009. The total contract costs of $12,081,561 (RMB 82.36 million) and has completed $ 9,514,449 (RMB 64.86 million) during the year ended December 31, 2009.

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations

18.  SUBSEQUENT EVENTS

On January 28, 2010, the Company issued 2,289,221 shares (the “Shares”) of its common stock at a price of $11.50 per share.

On February 2, 2010, the Company sold an additional 200,500 shares of common stock at a price of $11.50 per share that were originally subscribed for in its previously announced registered direct offering.  Accordingly, the Company issued a total of 2,489,721 shares in the registered direct offering for aggregate gross proceeds of $28,631,791.50.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

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

CHINA YIDA HOLDING, CO.

Date: March 23, 2010	By:	/s/ Chen, Minhua
Chen, Minhua Chief Executive Officer
	By:	/s/ George Wung
George Wung
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Minhua Chen	Chief Executive Officer (Principal Executive	March 23, 2010
Minhua Chen	Officer), President and Director

/s/ George Wung	Chief Financial Officer	March 23, 2010
George Wung	(Principal Financial Officer; Principal
Accounting Officer)

/s/ Yanling Fang	Director	March 23, 2010
Yanling Fang

/s/ Michael Marks	Director	March 23, 2010
Michael Marks

/s/ Fucai Huang	Director	March 23, 2010
Fucai Huang

/s/ Chunyu Yin	Director	March 23, 2010
Chunyu Yin