Form 10-Q
period 2010-03-31
CHINA YIDA HOLDING, CO.
filed 2010-05-14
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

China Yida Holding, Co.
(Exact name of registrant as specified in the Charter)

DELAWARE	000-26777	50-0027826
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

28/F Yifa Building
No. 111 Wusi Road
Fuzhou, Fujian, P. R. China

 (Address of Principal Executive Offices) (Zip Code)

(86)591-28308388
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2010: 19,551,785 shares of common stock.

CHINA YIDA HOLDING, CO.
FORM 10-Q
March 31, 2010

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31,2010 AND DECEMBER 31, 2009
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2010	2009

Current assets
Cash and cash equivalents	$31,064,720	$5,776,678
Accounts receivable	7,401	2,003
Other receivable	201,463	190,424
Advances and prepayments	1,509,319	1,432,138
Total current assets	32,782,902	7,401,242

Property, and equipment, net	32,590,213	32,995,885
Construction in progress	45,623,520	36,730,184
Intangible assets, net	7,480,711	7,874,938
Long term prepayments	1,009,347	1,012,230
Total assets	$119,486,694	$86,014,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$49,802	$57,277
Short term loans	1,726,130	1,731,060
Other payable	1,089,139	1,145,564
Tax payables	2,825,837	2,835,655
Total current liabilities	5,690,908	5,769,555

Long term debts	2,483,817	2,495,190

Total liabilities	8,174,725	8,264,745

Commitments and contingencies

Stockholders' equity
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 and 17,062,064 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively)	1,955	1,706
Additional paid in capital	48,436,088	21,711,384
Accumulated other comprehensive income	2,893,396	3,190,162
Retained earning	56,680,841	50,297,151
Statutory reserve	3,299,689	2,549,330
Total stockholders' equity	111,311,970	77,749,733

Total liabilities and stockholders' equity	$119,486,694	$86,014,478

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Net revenue
Advertisement	$8,767,284	$6,592,187
Tourism	6,035,514	3,230,718
Total net revenue	14,802,799	9,822,906

Cost of revenue
Advertisement	1,826,018	1,372,523
Tourism	1,096,832	128,226
Total cost of revenue	2,922,850	1,500,750

Gross profit	11,879,949	8,322,156

Operating expenses
Selling expenses	978,584	430,647
Operating and administrative expenses	1,283,944	1,202,198
Total operating expenses	2,262,528	1,632,845

Income from operations	9,617,421	6,689,311

Other (income) expense
Other (income) expense, net	(8,853)	1,269
Interest income	(8,971)	(13,634)
Total other (income) expense, net	(17,824)	(12,364)

Income before income taxes	9,635,245	6,701,675

Provision for income taxes	2,501,196	1,730,801

Net income	7,134,049	4,970,874

Other comprehensive income
Foreign currency translation gain	(296,766)	(13,028)

Other comprehensive income	$6,837,283	$4,957,846

Basic net earnings per share	$0.38	$0.07
Basic weighted average shares outstanding	18,918,681	68,084,487

Diluted net earnings per share	$0.37	$0.07
Diluted weighted average shares outstanding	19,384,447	68,084,487

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,134,049	$4,970,874
Adjustments to reconcile net income to net cash
Cash provided by operating activities:
Depreciation	367,494	354,336
Amortization	371,804	372,242
Stock based compenstation	41,997	-
Changes in operating assets and liabilities:
Accounts receivables	(25,349)	50,501
Other receivables	(144,364)	(629,516)
Advances and prepayments	(79,926)	(53,686)
Accounts payable and accrued expenses	(7,314)	(1,538)
Tax payable	(1,743)	1,236,890
Customer deposit	(344)	22,884
Accrued payroll	(1,379)	(11,746)
Other payable	98,560	392,545

Net cash provided by operating activities	7,753,486	6,703,785

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property & equipment	(55,783)	(64,548)
Addition to construction in progress	(8,998,027)	(7,662,370)

Net cash used in investing activities	(9,053,809)	(7,726,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares for cash	26,682,956	-
Borrowings	-	2,167,545

Net cash provided by financing activities	26,682,956	2,167,545

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(94,589)	107,624

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,382,632	1,252,036

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	5,776,678	8,715,048

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$31,064,720	$9,967,084

SUPPLEMENTAL DISCLOSURES:

Cash paid during the quarter for:
Income tax payments	$2,525,972	$511,212
Interest payments	$70,403	$20,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding, Co. (“the Company”, “we”, “us”, “our”) engages in tourism and advertisement business through its subsidiaries in People's Republic of China.

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

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tai, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 2,272,582 newly issued shares of our common stock and 91,045 shares of our common stock which was transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

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

Fujian Jintai Tourism Developments Co., Ltd. (“Fujian Jintai”) operates the tourism segment of our business. Its primary business relates to the operation of our tourism destinations, specifically, the Great Golden Lake. Fujian Jintai owns 100% of the ownership interest in Fuzhou Hongda Commercial Services Co., Ltd. (“Hongda”).  Hongda does not have any operations.

On March 15, 2010, Fuzhou Hongda Commercial Services, Ltd (“Fuzhou Hongda”) entered into an equity transfer agreement with Fujian Yunding Tourism Industrial Co., Ltd (“Fujian Yunding”), pursuant to which Fuzhou Yunding acquired 100% of the issued and outstanding shares of Fuzhou Fuyu Advertising Co., Ltd (“Fuzhou Fuyu”) from Fuzhou Hongda at the aggregate purchase price of RMB 3,000,000. On March 15, Fujian Jintai Tourism Developments Co., Ltd (“Fujian Jintai”) entered into an equity transfer agreement with Fujian Yunding, pursuant to which Fujian Yunding acquired 100% of the issued and outstanding common stock of Fuzhou Yintai Tourism Co., Ltd (“Fuzhou Yintai”) from Fujian Jintai at the aggregate purchase price of RMB 5,000,000. On March 16, 2010, Fujian Yunding formed a wholly-owned subsidiary, Yongtai Yunding Resort Management Co., Ltd. (“Yuding Resort Management”) with its official address at No. 68 Xianfu Road, Zhangcheng Town, Yongtai County, China. Since the ownership of Fuzhou Hongda, Fujian Yunding, Fuzhou Fuyu, Fujian Jintai and Fuzhou Yintai were the same and they were under the control of Hong Kong Yi Tat, so the equities transfer was accounted for as a transaction between entities under common control, whereby the Company recognized the equities transferred at their carrying amounts.

On March 16, 2010, Fujian Yunding formed a wholly-owned subsidiary, Yongtai Yunding Resort Management Co., Ltd. (“Yuding Resort Management”) with its official address at No. 68 Xianfu Road, Zhangcheng Town, Yongtai County, China.

On April 12, 2010, we changed the company name of our operating subsidiary “Fujian Yunding Tourism Industrial Co., Ltd” to “Yida (Fujian) Tourism Group Limited”.

Yida (Fujian) Tourism Group Limited (f/k/a Fujian Yunding Tourism Industrial Co., Ltd, “Yida Tourism”) is engaged in the operations of our current tourism destinations, specifically the Yunding tourist destination, and the development of new tourist projects, specifically the China Yang-sheng (Nourishing Life) Paradise and the Ming Dynasty Entertainment World. Yida Tourism has 3 wholly-owned subsidiaries: Fujian Yintai, Fuzhou Fuyu and Yongtai Yunding Resort Management. Yida (Fujian) Tourism currently owns 100% of Yongtai Yunding Resort Management Co., Ltd,  Fuzhou Fuyu Advertising Co., Ltd.and Fujian Yintai Tourism Co., Ltd.

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

carrying ● amounts of the VIE are consolidated into the financial statements of the Company as the primary beneficiary (referred as "Primary Beneficiary" or "PB");

inter-company ● transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE(s) are eliminated in their entirety; and

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIEs at their fair values at the date of the acquisitions.

Because Jiaoguang and the Company’s contractual relationship comply with FIN 46R (ASC 810), the Company consolidated Jiaoguang’s financial statements as VIE.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows. These statements should be read in conjunction with the financial statements and related notes which are part of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

e. Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and December 31, 2009, the Company had accounts receivable of $7,401 and $2,003, net of allowance for doubtful accounts amounted to $19,945 and $0, respectively.

f. Advances and Prepayments

The Company advances to certain vendors for purchase of its construction material and necessary service. As of March 31, 2010 and December 31, 2009, the prepayments amounted to $1,509,319 and $1,432,138, respectively.  Long term prepayments amounted to $1,009,347 and $1,012,230, respectively.

g. Property and equipment

Property and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvement that extends the life of property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

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

The Company tests long-lived assets, including property, plant and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2010 and December 31, 2009.

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

j. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2010 and 2009 were $106,304 and $56,892, respectively.

There is a contract in force during the period from August 1, 2003 to July 31, 2010 between a related party (Xinhengji, XHJ) and a state-owned television station that provides for prepaid airtime to be purchased and utilized by the related party in return for payment of RMB 5,000,000 and purchase of suitable programming for the station in the amount of an additional RMB 5,000,000 (Educational Programming). XHJ is 80% owned by a shareholder of the Company and 20% owned by such shareholder’s mother.

XHJ has signed a contract with the Company assigning the Company to manage the commercial of the TV station. The Company shall pay RMB 5,000,000 for the air time and XHJ is obligated to pay RMB 5,000,000 to purchase the TV programs and is entitled to revenue other than the commercial revenue. It also states that if the Company helps XHJ to purchase the TV programs and if pays equal to or more than RMB 5,000,000 then the Company does not have to pay RMB 5,000,000 for airtime anymore. Any amount paid over RMB 5,000,000 by the Company will be the Company’s expenses and will not be reimbursed by XHJ. The advertising costs incurred are charged as cost of sales against specific airtime segments.

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

Basic and diluted earning per share was $0.38 and $0.37 for the three months ended March 31, 2010, respectively. Basic and diluted earning per share was $0.07 and $0.07 for the three months ended March 31, 2009, respectively.

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

During the three months ended March 31, 2010 and 2009, the Company is organized into two main business segments: tourism and media. The primary business relates to tourism and, specifically, tourism at the Great Golden Lake and Tulou. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary media business related is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

The following table presents a summary of operating information and certain year-end balance sheet information for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Revenues from unaffiliated customers:
Advertisement	$8,767,284	$6,592,187
Tourism	6,035,515	3,230,718
Consolidated	$14,802,799	$9,822,906

Operating income :
Advertisement	$6,198,464	$5,000,517
Tourism	3,559,780	1,690,238
Others	(140,823)	(1,444)
Consolidated	$9,617,421	$6,689,311

Identifiable assets:
Advertisement	$6,894,590	$21,321,818
Tourism	101,205,542	41,942,378
Others	11,386,562	42,946
Consolidated	$119,486,694	$63,307,142

Net income
Advertisement	$4,622,471	$3,733,254
Tourism	2,653,743	1,239,247
Others	(142,165)	(1,627)
Consolidated	$7,134,049	$4,970,874

Interest expense:
Advertisement	$-	-
Tourism	-	$-
Consolidated	$-	$-

Others include reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

q. Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95 (ASC 230), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

r. Recent accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

s. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  OTHER RECEIVABLES

Other receivables amounted to $201,463 and $190,424 as of March 31, 2010 and December 31, 2009, respectively. Other assets is mainly comprised of advances to and receivables from employees and other unrelated parties, interest free, and due upon demand.

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Building	$34,769,146	$34,903,503
Electronic Equipments	321,567	303,652
Transportation Equipments	226,078	74,281
Office Furniture	48,353	128,765
Subtotal	35,365,144	35,410,201

Less: Accumulated Depreciation	(2,774,931)	(2,414,316)

Total	$32,590,213	$32,995,885

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $367,494 and $354,336, respectively.

5.  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $45,623,520 and $36,730,184 as of March 31, 2010 and December 31, 2009. It is mainly related to the constructions for the new tourist resorts which the Company has acquired management right from January 2009 in Yuding; various small ongoing projects related to the Great Golden Lake; and the construction of Tulou, the earth buildings. The amount of capitalized interest included in construction in progress amounted $70,403 and $20,243 for the three months ended March 31, 2010 and 2009, respectively. The Company will begin depreciating these assets when they are placed in service.  The Company expects these projects to be completed by the third quarter 2010 and placed in service at the end of third quarter 2010.

 6.  INTANGIBLE ASSETS

As of March 31, 2010 and December 31, 2009, intangible assets were as follows:

	March 31, 2010	December 31, 2009
Intangible asset
Management right of tourist resort	$5,119,878	$5,134,223
Advertising board	6,582,701	6,601,500
Accumulated amortization	(4,221,868)	(3,860,785)
Total	$7,480,711	$7,874,938

The company acquired 30 years tourist resort management right in August, 2001 from unrelated parties by paying cash.

The Company entered into an agreement with one third party on February 29, 2008 and obtained five-year use rights of 30 outside advertising boards in Fuzhou city amounting to $6,582,701 (RMB45, 000,000). The term of the contact is in excess of twelve months and inures exclusive operation rights for the Company in the future 5 years. The Company expects future economic benefits from the advertising revenue generated by the 30 outside boards.

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

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010 the Company expects these assets to be fully recoverable.

Total intangible assets amortization expenses for the three months ended March 31, 2010 and 2009 amounted to $371,804 and $372,242 respectively. Amortization expenses for the next five years and thereafter ended March 31, 2011 amounts to $7,480,711 and consists of the following:

Years ending March 31	Amount
2011	$1,487,203
2012	1,487,203
2013	1,377,491
2014	170,663
2015	170,663
Thereafter,	2,787,490

7.  ADVANCES AND PREPAYMENTS

The Company advances and prepays certain money as project deposits.  These balances are interest free and unsecured. As of March 31, 2010 and December 31, 2009, advance and prepayments amounted to $1,509,319 and $1,432,138, respectively.

Long term prepayments related to the advances of Yunding construction projects. As of March 31, 2010 and December 31, 2009, long term prepayments amounted to $1,009,347 and $1,012,230, respectively.

8.  OTHER PAYABLE

Other payables are payables due to unrelated parties other than supplier vendors. The amount was $1,089,139 and $1,145,564, due on demand and interest free as of March 31, 2010 and December 31, 2009, respectively.

9.  TAX PAYABLES

Tax payables consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
City planning tax	$7,445	$7,140
Business tax payable	220,217	201,820
Individual income tax payable	3,174	3,317
Income tax payable	2,501,170	2,533,023
Education fee	6,488	6,625
Cultural construction fee	87,343	83,730
Total	$2,825,837	$2,835,655

10.  LOAN PAYABLE

Short term loan payables represent the loans borrowed from commercial banks that are due within one year. As of March 31, 2010 and December 31, 2009, the outstanding balances on these loans were $1,726,130 and $1,731,060, respectively, and these loans consisted of the following:

	March 31, 2010	December 31, 2009
Short term loan payable
Loan from Construction Bank, interest rate at 5.81% per annum, due December 15, 2010, guaranteed by the Tulou’s construction.	555,872	557,460
Loan from Merchant bank of Fuzhou, interest rate at 8.66% per annum, due November 6, 2010, guaranteed by the a related party which is 80% owned by a shareholder of the Company	1,170,258	1,173,600
Total	$1,726,130	$1,731,060

As of March 31, 2010 and December 31, 2009, the long term loan payables were as follows:

	March 31, 2010	December 31, 2009
Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2012, guaranteed by the management rights of the Great Golden Lake	$2,483,817	$2,495,190

The interest expenses net of capitalized interest expenses are $0 and $0 for the three months ended March 31, 2010 and 2009, respectively. The Company has paid interest in the amount of $70,403 and $20,243 for the three months ended March 31, 2010 and 2009, respectively.  The amount of capitalized interest included in construction in progress (Note 5) amounted $70,403 and $20,243 for the three months ended March 31, 2010 and 2009, respectively

11.  OTHER (INCOME) EXPENSES

Other (income) expenses consists of the following for the three months ended March 31, 2010 and 2009:

Other (income) expense	2010	2009
Other expense, net	$(8,853)	$1,269
Interest expense	-	-
Interest income	(8,971)	(13,634)

Total other (income) expense, net	$(17,824)	$(12,364)

12.  INCOME TAXES

The Company is registered in Hong Kong, China and has operations in primarily two tax jurisdictions - the PRC and China (HK). For certain operations in the HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2010. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from operations income consists of the following for the three months ended March 31, 2010 and 2009:

	2010	2009
PRC Current Income Expense (Benefit)	$2,501,196	$1,730,801

Total Provision for Income Tax	$2,501,196	$1,730,801

The following is a reconciliation of the provision for income taxes at the PR and HK tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2010		March 31, 2009
Tax expense (credit) at statutory rate - HK	17.5%		17.5%
Changes in valuation allowance	(17.5%)		(17.5%)
Foreign income tax rate	25%		25%
Foreign income tax benefit - PRC	(0%)		(0%)
Other (a)	1%		1%
Effective income tax rates	26%	(a)	26%	(a)

(a)
The 1% represents certain expenses (such as stock based compensation expense etc. incurred in the U.S. entity) incurred by the Company that are not deductible for PRC income tax for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

There were no significant book and tax basis difference.

13.   SHAREHOLDERS’ EQUITY

1) SECURITY ISSUANCE AGREEMENT

In January 2010, the Company issued a total of 2,489,721 shares of common stock at $11.50 per share. Net proceeds of $26,682,956 have been received. Professional expenses directly related to financing have been recorded in equity.

In connection with the closing of a financing transaction on March 7, 2008, the Company granted Pope Investments II, LLC and certain other investors Class A Warrants that were exercisable for a total of 6,666,667 shares of the Company’s common stock (the “Warrant Shares”) at $1.25 per share (the “Exercise Price”), and were exercisable as of September 6, 2009 and will expire on September 6, 2011. Subject to the provisions of the Class A Warrants, warrant holders may elect to exercise the Class A Warrants on a cashless basis. Pursuant to Section 18 of the Class A Warrants, the Company shall have the option to call 50% of the Class A Warrants at a redemption price of $0.001 per share of the Warrant Shares upon the Company’s achievement of the 2008 performance threshold, and shall have the option to call 100% of the Warrant Shares underlying the then outstanding Class A Warrants upon the Company’s achievement of net income of $39,000,000 for the fiscal year of 2010.

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

Following is a summary of the warrant activity for the three months ended March 31, 2010:

Outstanding, December 31, 2008	6,666,667
Called back	(3,333,331)
4:1 Reverse Split	833,337
Exercised during the year	(59,525)
Outstanding, December 31, 2009	773,812

Exercised during the three months	-
Outstanding, March 31, 2010	773,812

Warrants outstanding at March 31, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$5	773,812	1.43	$5	773,812	$5	$-

2) REVERSE SPLIT

The Company effecuated a 4:1 reverse stock split during the quarter ended June 30, 2009. All statements are reversely stated.

The Company effectuated a 10:1reverse stock split during the first quarter ended March 31, 2008.

3) STOCK BASED COMPENSATION

On June 10, 2009 (the “Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with one of the Company’s directors, pursuant to which, the Company agrees to issue to the director non-qualified stock options (the “Stock Options”) to purchase a total of 30,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s director.  One half of the Stock Options shall vest on the sixth monthly anniversary of the Grant Date (the “First Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the First Vesting Date and the second half of Stock Options shall vest on the 12th monthly anniversary of the Grant Date (the “Second Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the Second Vesting Date.

The Company valued the stock options by the Black-Scholes model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.25	356%	0%	3.11%	$5.60

The following is a summary of the option activity:

Number of options
Outstanding as of December 31, 2008	-
Granted	30,000
Exercised	-
Forfeited	-
Outstanding as of December 31, 2009	30,000
Granted	30,000
Exercised	-
Forfeited	-
Outstanding as of March 31, 2010	30,000

Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Average remaining contractual life (years)
$(1)	30,000	9.25	$14.84	15,000	9.25
$(1)	30,000		$14.84	15,000	-

(1)  15,000 shares shall vest on December 10, 2009 and become exercisable at an excerise price equal to $14.84 which is the market price of the Company's common stock on December 10, 2009.  The remaining 15,000 shares shall vest on June 10, 2010 and become exercisable at an exercise price equal to the market price of the Company's common stock on that date.

As of March 31, 2010, there was approximately $41,997 of total unrecognized compensation expense related to un-vested share-based compensation arrangements.

For the three months ended March 31, 2010 and 2009, the Company recognized approximately $41,997 and $0, respectively, as compensation expenses for its stock option plan.

14.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the three months ended March 31, 2010. There are no major vendors which accounting over 10% of the total purchase for the three months ended March 31, 2010. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral. Credit losses have not been significant.

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

16.  LEASE COMMITMENTS

The Company incurred rental expenses of $26,043 and $15,723 for the three months ended March 31, 2010 and 2009, respectively.

The Company does not have any future lease commitments to pay a minimum amount.

17.  COMMITMENTS AND CONTIGENCIES

Commitments

The Company entered into a construction contract with an unrelated party to develop road project of Yunding tourist attraction in Janurary 2009. The project costs $10,749,597 (RMB73.28 million) and has completed $10,058,367 (RMB 68.76 million) as of March 31, 2010.

The Company entered into construction contract with an unrelated party to develop a cable car project of Yunding tourist attraction in March 2009.  The project costs $7,902,304 (RMB 53.87 million) and has completed $7,514,519 (RMB 51.37 million) as of March 31, 2010.

The Company entered into a construction contract with an unrelated party to develop Tulou cluster scenic zone in April 2009. The total cost of the project is $960,833 (RMB 6.55 million) and has completed $904,024 (RMB 6.18 million) as of March 31, 2010.

The Company entered into a construction contract with an unrelated party to develop project of Yunding Tianchi in July 2009. The total contract is in the amount of $ 5,842,746 (RMB 39.83 million) and has completed $5,472,418 (RMB 37.41 million) as of March 31, 2010.

 The Company entered into a construction contract with an unrelated party to develop road project of Yunding in October 2009. The total contract costs of $12,081,561 (RMB 82.36 million) and has completed $11,396,849 (RMB 77.91 million) as of March 31, 2010.

The Company entered into a construction contract with an unrelated party to develop landscape dam, water storage dam project of Yunding in January 2010. The total contract costs of $3,112,886 (RMB 21.28 million) and has completed $1,898,743 (RMB 12.98 million) as of March 31, 2010.

The Company entered into a construction contract with an unrelated party to develop tourist service center project of Yunding in January 2010. The total contract costs of $3,039,745 (RMB 20.78 million) and has completed $1,904,595 (RMB 13.02 million) as of March 31, 2010.

The Company entered into a construction contract with an unrelated party to develop cloud terrace project of Yunding in January 2010. The total contract costs of $1,647,138 (RMB 11.26 million) and has completed $735,800 (RMB 5.03 million) as of March 31, 2010.

The Company entered into a construction contract with an unrelated party to develop tourist distritution center project of Yunding Tianchi in January 2010. The total contract costs of $1,584,237 (RMB 10.83 million) and has completed $1,040,067 (RMB 7.11 million) as of March 31, 2010.

The Company entered into a construction contract with an unrelated party to develop Tulou cluster scenic zone Shangping in January 2010.  The total contract costs of $2,451,690 (RMB 16.76 million) and has completed $1,315,077 (RMB 8.99 million) as of March 31, 2010.

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations

18.  SUBSEQUENT EVENTS

On April 12, 2010, we changed the company name of our operating subsidiary “Fujian Yunding Tourism Industrial Co., Ltd” to “Yida (Fujian) Tourism Group Limited”. Yida (Fujian) Tourism Group Limited (f/k/a Fujian Yunding Tourism Industrial Co., Ltd) is engaged in the operations of our current tourism destinations, specifically, the Yunding tourist destination, and the development of new tourist projects, specifically the China Yang-sheng (Nourishing Life) Paradise and the Emperor Ming Taizu Cultural and Ecological Resort and Tourism.

Effective April 15, 2010, China Yida Holding, Co. and its wholly owned subsidiary, Yida (Fujian) Tourism Group Limited (f/k/a Fujian Yunding Tourism Industrial Co., Ltd, collectively, the “Company”) jointly with Anhui Xingguang Investment Group Ltd. (the “Anhui Xingguang”), a privately held company engaged in real estate and commercial development in Anhui province, entered into an Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement (the “Agreement”) with Anhui Province Bengbu Municipal Government (the “Government”), pursuant to which the Company and Anhui Xingguang will form a limited liability company (the “Project Company”), with a total registered capital of RMB 100 million (approximately $14.6 million) to engage in construction and development of the Ming Dynasty Entertainment World (the “Project”). The Project includes recreational developments of Royal Hot Spring World (a resort hotel), Royal Tour Town, Filial Piety Temple, and Royal Hunting Garden.

Effective April 18, 2010, China Yida Holding, Co. and its wholly owned subsidiary, Yida (Fujian) Tourism Group Limited (collectively, the “Company”) entered into a China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement (the “Agreement”) with Jiangxi Province Zhangshu Municipal Government (the “Government”), pursuant to which the Company will invest in construction and development of China Yang-sheng (Nourishing Life) Paradise (the “Project”).  Preliminarily, the Project includes (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects.

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

Our Business

We are a diversified entertainment enterprise focused on China's media and tourism industries headquartered in Fuzhou City, Fujian province, China. Our core business strategy is centered around the combination of tourism and media. Our tourism management business specializes in the development and management of tourism destinations and sites. We currently operate the Great Golden Lake tourist destination (Global Geo-park), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage site), and Yunding tourist destination (Large-scale recreational park. Our media business provides operating management services including channel, column and advertisement management for the TV channels and other digital media. We currently operate the FETV (a provincial level TV channel) in Fujian province and the “Journey through China on the Train” on-board railway program on China’s high-speed trains.

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

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 2,272,582 newly issued shares of our common stock and 91,045 shares of our common stock which were transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

On March 15, 2010, Fuzhou Hongda Commercial Services, Ltd (“Fuzhou Hongda”) entered into an equity transfer agreement with Fujian Yunding Tourism Industrial Co., Ltd (“Fujian Yunding”) Fujian Yunding, pursuant to which Fuzhou Yunding acquired 100% of the issued and outstanding shares of Fuzhou Fuyu Advertising Co., Ltd (“Fuzhou Fuyu”) from Fuzhou Hongda at the aggregate purchase price of RMB 3,000,000. A copy of the equity transfer agreement is attached hereto as Exhibit 10.1. On March 15, Fujian Jintai Tourism Developments Co., Ltd (“Fujian Jintai”) entered into an equity transfer agreement with Fujian Yunding, pursuant to which Fujian Yunding acquired 100% of the issued and outstanding common stock of Fuzhou Yintai Tourism Co., Ltd (“Fuzhou Yintai”) from Fujian Jintai at the aggregate purchase price of RMB 5,000,000. A copy of the equity transfer agreement is attached hereto as Exhibit 10.2.  On March 16, 2010, Fujian Yunding formed a wholly-owned subsidiary, Yongtai Yunding Resort Management Co., Ltd. (“Yuding Resort Management”) with its official address at No. 68 Xianfu Road, Zhangcheng Town, Yongtai County, China.

On April 12, 2010, we changed the company name of our operating subsidiary “Fujian Yunding Tourism Industrial Co., Ltd” to “Yida (Fujian) Tourism Group Limited” to better reflect our strategy of expanding our business operations in China by extending our business model through acquiring or collaborating with other domestic tourism destinations.

The following chart illustrates our current corporate structure:

●
Hong Kong Yi Tat is an entity that was created solely as the holding company for the operating entities, Fujian Jintai Tourism Industrial Development, Co, Ltd., and Fujian Jiaoguang Media, Co., Ltd., and Fujian Yida (Fujian) Tourism Group Limited, and Fujian Yida Tulou Tourism Development Co.. Ltd.  Hong Kong Yi Tat does not have any operations.

●
Fujian Jintai Tourism Developments Co., Ltd. (“Fujian Jintai”) operates the tourism segment of our business. Its primary business relates to the operation of our tourism destinations, specifically, the Great Golden Lake. Fujian Jintai owns 100% of the ownership interest in Fuzhou Hongda Commercial Services Co., Ltd. (“Hongda”).

●
Yida (Fujian) Tourism Group Limited (f/k/a Fujian Yunding Tourism Industrial Co., Ltd, “Yida Tourism”) is engaged in the operations of our current tourism destinations, specifically the Yunding tourist destination, and the development of new tourist projects, specifically the China Yang-sheng (Nourishing Life) Paradise and the Ming Dynasty Entertainment World. Yida Tourism has 3 wholly-owned subsidiaries: Fujian Yintai, Fuzhou Fuyu and Yingding Tourism Management.

●	Fujian Yida Tulou Tourism Development. Ltd’s primary business relates to the operation of our tourism destinations, specifically, Hua’An Tulou cluster tourist destination.

●
Fujian Jiaoguang Media Co., Ltd. (“Fujian Jiaoguang”) concentrates on the mass media segment of our business.  Its primary business is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

We do not have a direct ownership interest in Fujian Jiaoguang. On December 30, 2004, Jiaoguang and its shareholders entered into a set of contractual arrangements with us which governs the relationships between Fijian Jiaoguan and us.  The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate Fujian Jiaoguang, and collect and own all of Fujian Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Fujian Jiaoguang have vested their voting control over Fujian Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Fujian Jiaoguang, Fujian Jiaoguang and its shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Fujian Jiaoguang or, alternatively, all of the assets of Fujian Jiaoguang. Further, the shareholders of Fujian Jiaoguang have pledged all of their rights, titles and interests in Fujian Jiaoguang to us under an Equity Pledge Agreement. We effectuated this organizational structure due to China’s limitations on foreign investments and ownership in Chinese domestic businesses.  Generally, the Chinese law prohibits foreign entities from directly owning certain types of businesses, such as the media industry.  We have obtained an opinion from Allbright Law Office, our Chinese legal counsel, that this structure is legal and valid and that the U.S. holding corporation can obtain the same benefits and risks with this contractual structure as it would with a direct equity ownership.

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

In 2001, we entered into a tourism management revenue sharing agreement with Taining government, to operate and to manage the Great Golden Lake destination from 2001 through 2032. We have invested $30 million to improve the infrastructure, and through a well-designed marketing campaign, we have succeeded in increasing the number of the visitors from approximately 30,000 in 2001 to approximately 637,000 in 2009. Currently most visitors to the Great Golden Lake are from Fujian, Shanghai, Guangdong and Jiangxi. With easier transportation and increased marketing, we expect that the Great Golden Lake will attract more visitors from other provinces of China and even foreign countries. Our revenue from the operations of the Great Golden Lake is generated from entrance ticket fees and parking fees.

Hua’an Tulou Cluster (or the “Earth Buildings”)

The Tulou Cluster, composed of large multilayer earth buildings built by ancient wealthy families as their residence, is known for their unique round shape, ingenious structure and oriental mystery. The Tulou Cluster was recognized as a World Cultural Heritage site in 2008 by UNESCO. The Tulou Cluster is approximately 1.5 hour drive away from Xiamen City, one of China’s most famous tourist coastal cities.

In December 2008, we entered into a Tourist Resources Development Agreement with Hua’an County Government effective until 2048. Pursuant to this agreement, we began to develop the Hua’an Tulou tourist destinations with a right of priority to develop other scenic areas in Hua’an County. Hua’an Tulou cluster requires a total capital input of approximately $7.5 million to put it into infrastructure and facility constructions. The Hua’an Tulou Cluster was closed during the construction and re-opened to the public before the fourth quarter of 2009. Currently, approximately half of its visitors are from overseas, including Taiwan. We expect our revenue to be generated from the sale of entrance ticket fees, fees from rides on tour cars, and food at our restaurants.

Yunding Recreational Park

In November 2008, we entered into the Tourist Destination Cooperative Development Agreement with Yongtai County Government effective until 2048. Pursuant to the agreement, we obtained the exclusive right to develop the Yunding scenic areas, which is approximately 50 kilometer from Fuzhou. We plan to invest approximately $40 million to build the tourism, transportation and entertainment facilities. By the end of 2009, we had already invested approximately $33 million.  And we expect to generate revenue from entrance fees, cable cars and other entertainment activities. We expect that the Yunding Recreational Park will be open to public during the second half of 2010.

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

“Journey through China on the Train”

In February 2009, we entered into a six-year exclusive agreement with China Railway Media Center to create “Journey through China on the Train” infomercial programs, a part of China Railway Media Center’s master media program – CRTV that is usually 1 or 2 hours in length. We will produce customized 20-minute episode according to different routes of rail lines as part of CRTV to focus on China’s natural resources, culture and the history of tourism destinations, tourism advertisement and travel tips. The infomercial programs will be broadcast on7 railway lines into Tibet, all high speed motor trains in China with TV panels and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling embedded advertisements. At the end of 2009, “Journey through China on the Train” was shown on 31 railroad lines with 440 trains.

Ming Dynasty Entertainment World

On April 15, 2010, we jointly with Anhui Xingguang Investment Group Ltd., a reputable privately held company engaged in real estate and commercial development in Anhui province, entered into an Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement (the “Agreement”) with Anhui Province Bengbu Municipal Government, pursuant to which we and Anhui Xingguang will form a limited liability company, with a total registered capital of RMB 100 million (approximately $14.6 million) to engage in construction and development of a new tourism destination -- Ming Dynasty Entertainment World in Bengbu City, Anhui Province.

The Ming Dynasty Entertainment World will be built on approximately 5,000 Mu land (approximately 824 acres, 1 Mu = 6.07 acres, the “Project Land”), including recreational developments of Royal Hot Spring World, Royal Tour Town, Filial Piety Temple and Royal Hunting Garden.

China Yang-sheng (Nourishing Life) Paradise

On April 18, 2010 , we entered into a China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement  with Jiangxi Province Zhangshu Municipal Government, pursuant to which we will invest in construction and development of China Yang-sheng (Nourishing Life) Paradise on approximately 6,000 Mu of land (approximately 988 acres, 1 Mu = 6.07 acres) in Zhangshu, Jiangxi province. Preliminarily, the Project includes (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects.

Financings

Private Placement

On March 7, 2008, we entered into a definitive Securities Purchase Agreement for the sale of units of securities of the Company aggregating up to a maximum of $14,000,000.  Each unit of securities consist of: one (1) share of our common stock, $0.001 par value per share; and (ii) a Class A warrant to purchase an additional number of shares equal to 50% of our common stock.  The purchase price is $1.05 per unit.  In connection with the Securities Purchase Agreement, we also entered into (i) a Registration Rights Agreement; (ii) a Lock-Up Agreement, and (iii) a Make Good Agreement.

Registered Director Offering

On February 2, 2010, we sold a total of 2,489,721 shares of our common stock at $11.50 per share in a registered direct offering for aggregate gross proceeds of $28,631,791.50. The shares were sold pursuant to a shelf registration statement on Form S-3 (File No. 333-163687), the statutory prospectus included therein, and its amendments thereto, that was declared effective by the Securities and Exchange Commission (the “Commission”) on January 20, 2010, and the prospectus supplement filed with the Commission on January 22, 2010.  Newbridge Securities, Inc. served as sole placement agent in the transaction.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three Months
	ended March 31,
	2010	2009
Net revenue
Advertisement	$8,767,284	$6,592,187
Tourism	6,035,514	3,230,718
Total net revenue	14,802,799	9,822,906

Cost of revenue
Advertisement	1,826,018	1,372,523
Tourism	1,096,832	128,226
Total cost of revenue	2,922,850	1,500,750

Gross profit	11,879,949	8,322,156

Operating expenses
Selling expenses	978,584	430,647
Operating and administrative expenses	1,283,944	1,202,198
Total operating expenses	2,262,528	1,632,845

Income from operations	9,617,421	6,689,311

Other (income) expense
Other (income) expense, net	(8,853)	1,269
Interest expense	-	-
Interest income	(8,971)	(13,634)
Total other (income) expense, net	(17,824)	(12,364)

Income before income taxes	9,635,245	6,701,675

Provision for income taxes	2,501,196	1,730,801

Net income	7,134,049	4,970,874

Other comprehensive income
Foreign currency translation gain	(296,766)	(13,028)

Other comprehensive income	$6,837,283	$4,957,846

Basic net earnings per share	$0.38	$0.07
Basic weighted average shares outstanding	18,918,681	68,084,487

Diluted net earnings per share	$0.37	$0.07
Diluted weighted average shares outstanding	19,384,447	68,084,487

Net Revenue:

Net revenue increased by $4,979,893 or approximately 50.7%, from $9,822,906 for the three months ended March 31, 2009 to $14,802,799 for the three months ended March 31, 2010.

Our revenue from advertisement for three months ended March 31, 2010 was $8,767,284 and for the three months ended March 31, 2009 was $6,592,187, representing an increase of $2,175,097 or approximately 32.99%.  This increase in our revenue from advertisement was primarily due to (i) a revenue increase generated from FETV airtime sales from approximately $6.59 million in the three months ended March 31, 2009 to $7.74 million in the same period in 2010, and (ii) approximately $1.02 million in revenue generated from our “Journey through China on the Train” infomercial programs which was not in operations in the first quarter of 2009.

Our revenue from tourism increased by $2,804,796 or approximately 86.82%, from $3,230,718 for the three months ended March 31, 2009 to $6,035,514 for the three months ended March 31, 2010. The increase was primarily attributable to (i) an increase in the number of visitor arrivals to the Great Golden Lake from approximately 128,000 in the three months ended March 31, 2009 to approximately 161,000 in the same period ended March 31, 2010, which resulted in a revenue growth of approximately $1.63 million, and (ii) approximately $1.17 million in revenue generated by the Hua’an Tulou Cluster which was in not in operations in the first quarter of 2009.

Cost of Revenue:

Cost of revenue increased by $1,422,100 or approximately 94.76%, from $1,500,750 for the three months ended March 31, 2009 to $2,922,850 for the three months ended March 31, 2010. The increase in cost of revenue was primarily attributable to (i) a higher amount of business tax payment (5% business tax rate) due to our revenue increase in the three months ended March 31, 2010 compared to the same period in 2010, and (ii) auditing adjustments to our profit sharing payments to local governments for tourist destination operations by moving it from Operating Expense to Cost of Revenue.

Our cost of revenue from advertisement for the three months ended March 31, 2010 was $1,826,018 and for the three months ended March 31, 2009 was $1,372,523., representing an increase of $453,495 or approximately 33.04%.  This increase was primarily attributable to (i) a higher amount of business tax payment due to a revenue increase generated by our tourism business in the three months ended March 31, 2010, compared to the same period in 2010, and (ii) increased production and promotion costs incurred by our “Journey through China on the Train” infomercial program.

Our cost of revenue from tourism for the three months ended March 31, 2010 was $1,096,832 and for the three months ended March 31, 2009 was $128,226.  This was an increase of $968,606 or approximately 755.39%.  The substantial increase was the result of (i) a higher amount of business tax payment due to a revenue increase generated by our media business, (ii) additional costs incurred by the Hua’an Tulou Cluster which is newly open to public, and (iii) auditing adjustments to our profit sharing payment to local government for tourist destination operations by moving it from Operating Expense to Cost of Revenue.

Gross profit:

Our gross profit increased by $3,557,793, or approximately 42.75%, from $8,322,156 in the three months ended March 31, 2009 to $11,879,949 in the three months ended March 31, 2010. Our gross profit margin (gross profit divided by sales revenue) was approximately 80.25% for the three months ended March 31, 2010, compared to the gross profit margin of approximately 84.72% for the same period in 2009. This slight decrease in our gross profit margin was primarily due to an increase in operating and promotion costs incurred by the Hua’an Tulou Cluster and the “Journey through China on the Train” infomercial program which both are in their early stage development.

Operating Expenses:

Our operating expenses were $2,262,528 in the three months ended March 31, 2010, compared to $1,632,845 in the three months ended March 31, 2009, which represents an increase of $629,683, or approximately 38.56%. The increase in our operating expenses was primarily due to increased maintenance and promotion costs incurred by our current business operations.

Income from Operations:

Operating profit was $9,617,421 in the three months ended March 31, 2010, representing an increase of $2,928,110, or approximately 43.77%, to the $6,689,311 reported in the three months ended March 31, 2009.

Income Tax

Income tax was $2,501,196 in the three months ended March 31, 2010, representing an increase of $770,395 or approximately 44.51%, to the $1,730,801 income tax in the three months ended March 31, 2009. The increase was primarily attributable to our increased operating income during the three months ended March 31, 2010.

Net Income:

As a result of the above factors, we have a net income of $7,134,049 in the three months ended March 31, 2010 as compared to a net income of $4,970,874 in the three months ended March 31, 2009, representing an increase of $2,163,175 or 43.52%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash from operations and proceeds from our private placement and registered direct offering in March 2008 and January 2010, respectively. These two offerings provided aggregate gross proceeds of approximately $42.6 million.

As of March 31, 2010, we had cash and cash equivalents of approximately $31.06 million as compared to approximately $9.97 million as of March 31, 2009.  At March 31, 2010, our working capital was approximately $27.09 million.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months March 31,
	2010	2009
Net cash provided by operating activities	7,753,486	6,703,785
Net cash used in investing activities	(9,053,809)	(7,726,918)
Net cash provided by financing activities	26,682,956	2,167,545
Effect of exchange rate changes on cash and cash equivalents	(94,589)	107,624
Net increase in cash and cash equivalents	25,382,632	1,252,036
Cash and cash equivalents, beginning balance	5,776,678	8,715,048
Cash and cash equivalents, ending balance	$ 31,064,720	$ 9,967,084

Net cash provided by operating activities was approximately $7.75 million for the three months ended March 31, 2010, compared to net cash provided by operations of approximately $6.7 million for the year ended December 31, 2008.  The $1.05 million increase was primarily due to the increase in net income and decrease in other receivables.

Net cash used in investing activities was approximately $9.05 million for the three months ended March 31, 2010, compared to net cash used in investing activities of approximately $7.73 million for the three months ended March 31, 2009, representing an increase of 1.32 million.  The increase in net cash used in investing activities was attributable to an increase of net cash used in on-going tourist destination constructions.

Net cash provided by financing activities amounted to approximately $26.68 million for the three months ended March 31, 2010, compared to net cash provided by financing activities of approximately $2.17 million for the three months ended March 31, 2009.  This significant increase was due to the aggregate gross proceeds of $28,631,791.50 that we raised in a registered direct officer that we closed in February 2010 by selling a total of 2,489,721 shares of our common stock at $11.50 per share.

2010-2011 Outlook

In April 2010, we engaged two new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, and the China Yang-sheng (Nourishing Life) Paradise in Zhaungshu City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations throughout China. We expect both projects will complete their first phase of construction and be open to public by the end of 2012. Over the course of the next few years, we intend to further grow and expand our businesses in China’s tourism, media, entertainment and other related industry by acquiring additional tourist areas. Such acquisitions will be financed either through our revenues and cash flows or by financings and sales of our stock or other securities.

Critical Accounting Policies

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

Accounts receivable

The Company's policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and December 31, 2009, the Company had accounts receivable of $7,401 and $2,003, net of allowance for doubtful accounts amounted to $19,945 and $0, respectively.

Advances and Prepayments

The Company advances to certain vendors for purchase of its construction material and necessary service. As of March 31, 2010 and December 31, 2009, the prepayments amounted to $1,509,319 and $1,432,138, respectively.  Long term prepayments amounted to $1,009,347 and $1,012,230, respectively.

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

 Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2010 and 2009 were $106,304 and $56,892, respectively.

There is a contract in force during the period from August 1, 2003 to July 31, 2010 between a related party (Xinhengji, XHJ) and a state-owned television station that provides for prepaid airtime to be purchased and utilized by the related party in return for payment of RMB 5,000,000 and purchase of suitable programming for the station in the amount of an additional RMB 5,000,000 (Educational Programming). XHJ is 80% owned by a shareholder of the Company and 20% owned by such shareholder’s mother.

 XHJ has signed a contract with the Company assigning the Company to manage the commercial of the TV station. The Company shall pay RMB 5,000,000 for the air time and XHJ is obligated to pay RMB 5,000,000 to purchase the TV programs and is entitled to revenue other than the commercial revenue. It also states that if the Company helps XHJ to purchase the TV programs and if pays equal to or more than RMB 5,000,000 then the Company does not have to pay RMB 5,000,000 for airtime anymore. Any amount paid over RMB 5,000,000 by the Company will be the Company’s expenses and will not be reimbursed by XHJ. The advertising costs incurred are charged as cost of sales against specific airtime segments.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2010, we had $31,064,720 in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Item 4T.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)       Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

 ITEM 6. EXHIBITS.

10.1	Equity Transfer Agreement dated March 15, 2010 between Fuzhou Hongda Commercial Services, Ltd and Fujian Yunding Tourism Industrial Co., Ltd. (English Translation).

10.2	Equity Transfer Agreement dated March 15, 2010 between Fuzhou Fuyu Advertising Co., Ltd and Fujian Yunding Tourism Industrial Co., Ltd (English Translation).

31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yida Holding, Co.

Date: May 14, 2010	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer

Date: May 14, 2010		/s/ George Wung
George Wung Principal Accounting Officer