Form 10-Q
period 2010-06-30
CHINA YIDA HOLDING, CO.
filed 2010-08-20
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

909-843-6358
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2010: 19,551,785 shares of common stock.

CHINA YIDA HOLDING, CO.
FORM 10-Q
June 30, 2010

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1

	Condensed Consolidated Statements of Operations (Unaudited) for the three months and six months ended June 30, 2010 and 2009	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURES		33

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31,
	(Unaudited)	2009

ASSETS
Current assets
Cash and cash equivalents	$30,358,809	$5,776,678
Accounts receivable	2,005	2,003
Due from related party	5,756,478	-
Other receivables	61,118	190,424
Advances and prepayments	304,397	1,432,138
Total current assets	36,482,807	7,401,243

Property, and equipment, net	34,002,130	32,995,885
Construction in progress	55,669,876	36,730,184
Intangible assets, net	7,137,624	7,874,938
Long-term prepayments	1,013,424	1,012,230
Total assets	$134,305,861	$86,014,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$48,519	$57,277
Bank loans payable	1,733,102	1,731,060
Accrued expenses and other payables	988,008	1,145,565
Taxes payable	3,230,629	2,835,655
Total current liabilities	6,000,258	5,769,557

Long-term debt	2,499,902	2,495,190
Total liabilities	8,500,160	8,264,747

Commitments and contingencies

Stockholders' equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, 1 share issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 and 17,062,064 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively)	1,955	1,706
Additional paid in capital	48,478,086	21,711,384
Accumulated other comprehensive income	3,358,881	3,190,162
Retained earnings	63,928,773	50,297,151
Statutory reserve	4,167,131	2,549,330
	119,934,826	77,749,733
Non-controlling interest	5,870,875	-
Total stockholders' equity	125,805,701	77,749,733
Total liabilities and stockholders' equity	$134,305,861	$86,014,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Net revenue
Advertisement	$18,094,805	$14,482,483	$9,327,521	$7,890,295
Tourism	13,083,438	8,231,542	7,047,924	5,000,825

Total net revenue	31,178,243	22,714,025	16,375,445	12,891,120

Cost of revenue
Advertisement	3,736,625	3,659,674	1,910,607	1,914,909
Tourism	2,303,590	1,055,196	1,206,758	572,633
Total cost of revenue	6,040,215	4,714,870	3,117,365	2,487,542

Gross profit	25,138,028	17,999,155	13,258,080	10,403,578

Operating expenses
Selling expenses	2,235,194	1,277,450	1,256,610	846,803
Operating and administrative expenses	2,295,363	1,479,927	1,011,419	1,004,307
Total operating expenses	4,530,557	2,757,377	2,268,029	1,851,110

Income from operations	20,607,471	15,241,778	10,990,051	8,552,468

Other (income) expense
Other (income) expense, net	(7,243)	18,335	1,610	17,066
Interest income	(23,347)	(25,428)	(14,376)	(11,795)
	(30,590)	(7,093)	(12,766)	5,271

Income before income taxes and Non-controlling
interest	20,638,061	15,248,871	11,002,817	8,547,197

Provision for income taxes	5,392,670	2,837,612	2,891,474	1,594,893
Net loss attributed to non-controlling interest	4,033	-	4,033	-

Net income attributable to China Yida Holding Co.	15,249,424	12,411,259	8,115,376	6,952,304

Other comprehensive income
Foreign currency translation gain (loss)	168,719	(42,428)	465,485	(29,400)

Other comprehensive income	$15,418,143	$12,368,831	$8,580,861	$6,922,904

Basic earnings per share	$0.79	$0.73	$0.42	$0.41
Basic weighted average shares outstanding	19,239,327	17,021,447	19,551,785	17,021,447

Diluted earnings per share	$0.77	$0.71	$0.41	$0.39
Diluted weighted average shares outstanding	19,711,148	17,501,040	20,029,132	17,805,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,249,424	$12,411,259
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	721,972	714,095
Amortization	743,749	743,982
Allowance for doubtful accounts	-	15,565
Stock based compenstation	83,994	-
Changes in operating assets and liabilities:
Accounts receivable	-	41,479
Other receivables	(151,704)	65,398
Advances and prepayments	1,126,445	(453,946)
Accounts payable	(8,793)	(2,404)
Taxes payable	390,131	673,198
Accrued expenses and other payables	141,716	420,805
Net cash provided by operating activities	18,296,934	14,629,431

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party	(5,756,478)	-
Additions to property & equipment	(1,685,590)	(179,143)
Additions to construction in progress	(18,824,089)	(16,877,719)
Net cash used in investing activities	(26,266,157)	(17,056,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Non-controlling interest	5,870,875	-
Net proceeds from issuance of common stock	26,687,556	-
Borrowings under loan facilities	-	2,487,257
Net cash provided by financing activities	32,558,431	2,487,257

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,077)	101,066

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,582,131	160,892

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,776,678	8,715,048

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,358,809	$8,875,940

SUPPLEMENTAL DISCLOSURES:
Cash paid during the quarter for:
Income tax payments	$2,501,668	$1,728,779
Interest payments	$71,981	$20,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. (“the Company”, “we”, “us”, “our”) engages in tourism and advertisement businesses through its subsidiaries in Peoples Republic of China.

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

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tai, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which was transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary

Hong Kong Yi Tat is an entity that was created as the holding company for the operating entities, Fujian Jintai Tourism Industrial Development, Co, Ltd., and Fujian Jiaoguang Media, Co., Ltd., and Yida(Fujian) Tourism Group., Ltd., and Fujian Yida Tulou Tourism Development Co. Ltd (“Tulou”).  Hong Kong Yi Tat does not have any operations.

Fujian Jintai Tourism Developments Co., Ltd. (“Fujian Jintai”) and its wholly owned subsidiary Fuzhou Hongda Commercial Services Co., Ltd, (“Hongda”) operate the Great Golden Lake, one of our tourism destinations.

Fujian Jintai Tourism Developments Co., Ltd. (“Fujian Jintai”) and its wholly owned subsidiary, Fuzhou Hongda Commercial Services Co., Ltd, (“Hongda”), operate the Great Golden Lake, one of our tourism destinations.

Hongda originally owned 100% of the ownership interest in Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) which is engaged in the operations of our media business. On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yunding Tourism Industrial Co., Ltd, (currently known as Yida (Fujian) Tourism Group Limited, “Fujian Yunding”), pursuant to which Fujian Yunding acquired 100% of the issued and outstanding shares of Fuyu from Hongda at the aggregate purchase price of RMB 3,000,000. As a result, Fujian Yunding became the 100% holding company of Fuyu.

Fujian Jintai originally also owned 100% of the ownership interest in Fujian Yintai Tourism Co., Ltd. (“Yintai”). On March 15, Fujian Jintai entered into an equity transfer agreement with Fujian Yunding, pursuant to which Fujian Yunding acquired 100% of the issued and outstanding common stock of Yintai from Fujian Jintai at the aggregate purchase price of RMB 5,000,000. As a result, Yintai became the wholly owned subsidiary of Fujian Yunding.

Fujian Yida Tulou Tourism Development Co. Ltd’s primary business relates to the operation of the Hua’An Tulou cluster, one of our tourism destinations.

Fujian Yunding’s primary business relates to the operations of our Yunding tourism destination and all of our newly engaged tourism destinations, and the management of our media business.

On March 16, 2010 Fujian Yunding formed a wholly owned subsidiary, Yongtai Yunding Resort Management Co. (“Yongtai Yunding”) which currently has no material business operations. We plan to develop Yongtai Yunding into a business entity primarily focusing on the operations of our Yunding tourism destination.

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

On April 15, 2010, we entered into agreement with Anhui Xingguang Group to set up a new subsidiary – Anhui Yida Tourism Development Co. Ltd by investing 60% of the equity interest, and Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida. The total paid in capital of Anhui Yida is RMB 100 million (equals USD 14,687,307). Anhui Yida Tourism Development Co. Ltd (“Anhui Yida”)’s primary business relates to the operation of our tourism destinations, specifically, Ming dynasty culture tourist destination.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2009, filed on March 23, 2010 (the “Annual Report”).

b. Principle of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yunding, Tulou, Fujian Yintai, Anhui Yida, Yongtai Yunding and the accounts of its variable interest entity, Fujian Jiaoguang, collectively “the Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company has adopted Accounting Standards codification (“ASC”) 810, an Interpretation of Accounting Research Bulletin No. 51 that requires a Variable Interest Entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE's residual returns. VIEs are those entities in which the Company, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the company is the primary beneficiary of these entities. The results of subsidiaries or variable interest entities acquired during the year are included in the consolidated income statements from the effective date of acquisition.

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

inter-company transactions and balances, such as revenues and costs, receivables and payables between or among the Primary Beneficiary and the VIE are eliminated in their entirety; and

INITIAL MEASUREMENT OF VIE- The Company initially measures the assets, liabilities, and non-controlling interests of the VIE at their fair values at the date as it became a VIE.~~.~~

Because Fujian Jiaoguang and the Company’s contractual relationship comply with ASC 810, the Company consolidated Jiaoguang’s financial statements as VIE.

The carrying amount and classification of Fujian Jiaoguang’s asssets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30 2010	December 31, 2009
Total Current Assets	$2,147,257	$2,140,905
Total Assets	9,600,195	2,140,905
Total Current Liabilities	8,138,645	8,051,051
Total Liabilities	8,138,645	8,051,051

c. Use of estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents.

e. Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on the management’s judgment, no allowance for doubtful accounts is required at the balance sheet dates.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 20 years for house & building; 5 to 8 years for equipment and furniture; 26 years for lease improvements.

h. Impairment

The Company applies the provisions of ASC 360 which requires long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2010 and December 31, 2009.

i. Revenue recognition

Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue was $5,825 and $73,914 at June 30, 2010 and December 31, 2009, respectively, which was included in the accrued expenses and other payables.

Net revenue represents gross revenue net of Value Added Tax (“VAT”).

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

The Company has no allowance for product returns or sales discounts because services that are rendered and accepted by the customers are normally not refundable and discounts are normally not granted after service is rendered.

j. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2010 and 2009 were $392,845 and $187,919, respectively. Advertising costs for the three months ended June 30, 2010 and 2009 were $286,541 and $131,027, respectively.

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

XHJ has assigned the rights of the above contract to the Company to manage the commercial air time of the TV station. The Company is responsible for paying the air time of RMB 5,000,000. XHJ is responsible for paying RMB 5,000,000 to purchase the TV programs and entitled to revenue other than the commercial revenue. It also states that if the Company helps XHJ to purchase the TV programs and if pays equaling or more than RMB 5,000,000 then the Company does not have to pay RMB 5,000,000 for air time anymore. The amount paid over RMB 5,000,000 by the Company will be the Company’s expenses and will not be reimbursed by XHJ. The advertising costs incurred are charged as cost of sales against specific airtime segments.

The above agreement expired on July 31, 2010 without renewal.

k. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no deferred income tax assets or liabilities at the balance sheet dates

l. Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet dates, and the statements of income are translated at average exchange rates during the reporting periods. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet and is included as part of accumulated other comprehensive income. The functional currency of the Company ’subsidiaries in China is the Chinese Renminbi and the functional currency of the US parent is the US dollar.

m. Fair values of financial instruments

The carrying amounts reported in the condensed consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments.

In 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC-820-10-15-15-1A. Management elected the deferral option available for one year for nonfinancial assets and liabilities as permitted by ASC-820-10.

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the FASB ASC Topic 820, Fair Value Measurements and Disclosures. The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred. This guidance is effective for the first reporting period (including interim periods) beginning after issuance.

n. Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718-10, "Share Based Payment Arrangement,” which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

o. Earning per share (EPS)

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

p. Segment reporting

ASC 250, "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the six and three months ended June 30, 2010 and 2009, the Company is organized into two main business segments: tourism and advertisement. The primary business relates to tourism and, specifically, tourism at the Great Golden Lake and Tulou. The company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

The following table presents a summary of operating information and certain balance sheet dates information for the six and three months ended June 30, 2010 and 2009:

	Six months ended June 30,		Three Months ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Revenues from unaffiliated customers:
Advertisement	$18,094,805	$14,482,483	$9,327,521	$7,890,295
Tourism	13,083,438	8,231,543	7,047,924	5,000,825
Total	$31,178,243	$22,714,025	$16,375,445	$12,891,120

Operating income (loss):
Advertisement	$13,326,173	$10,962,588	$7,127,709	$5,962,071
Tourism	7,689,836	4,281,792	4,130,057	2,591,555
Others	(408,538)	(2,602)	(267,715)	(1,158)
Total	$20,607,471	$15,241,778	$10,990,051	$8,552,468

Identifiable assets:
Advertisement	$18,416,862	$12,735,657	$18,416,862	$12,735,657
Tourism	114,023,785	55,259,262	114,023,785	55,259,262
Others	1,967,314	2,658,276	1,967,314	2,658,276
Total	$134,407,961	$70,653,195	$134,407,961	$70,653,195

Net income (loss):
Advertisement	$9,908,708	$8,977,984	$5,286,237	$5,244,730
Tourism	5,752,283	4,241,525	3,098,540	1,708,781
Others	(411,067)	(2,834)	(269,401)	(1,207)
Total	$15,249,924	$12,411,259	$8,115,376	$6,952,304

Capital expenditure:
Advertisement	$-	-	-	-
Tourism	20,509,679-	$17,056,862	$10,046,356	$9,217,858
Total	$20,509,679	$17,056,862	$10,046,356	$9,217,858

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter company transactions.

q. Reclassification

Certain prior period amounts have been classified to conform to the current period presentation.

3.  DUE FROM RELATED PARTY

Due from related party represents interest-free loans due on April 22, 2011 from the minority stockholder of Anhui Yida.

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Building	$36,119,666	$34,903,503
Electronic Equipments	328,304	303,652
Transportation Equipments	683,623	74,281
Office Furniture	12,446	128,765
	37,144,039	35,410,201
Less: Accumulated Depreciation	(3,141,909)	(2,414,316)
Property and equipment, net	$34,002,130	$32,995,885

Depreciation expense for the six and three months ended June 30, 2010 and 2009 were $721,972, $714,095, $354,478 and $359,759, respectively.

5.  CONSTRUCTION IN PROGRESS

It is mainly related to the constructions for the new tourist resorts which the Company has acquired. Management right in Yuding; various small ongoing projects related to the Great Golden Lake dam; and the construction of earthen building Tulou. The amount of capitalized interest included in construction in progress amounted $142,398 and $80,571 for the six months ended June 30, 2010 and 2009, respectively. The Company will begin depreciating these assets when they are placed in service.  The Company expects these projects to be completed during the third quarter 2010 and placed in service at the end of 2010.

The Company advances and prepays certain monies for project deposits.  These balances are interest free and unsecured. As of June 30, 2010 and December 31, 2009, advances and prepayments amounted to $304,397 and $1,432,138, respectively. Long term prepayments related to the advances of Yunding construction projects.

6.  INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009

Management right of tourist resort	$5,140,558	$5,134,223
Advertising board	6,609,288	6,601,500
	11,749,846	11,735,723
Accumulated amortization	(4,612,222)	(3,860,785)
Intangible assets, net	$7,137,624	$7,874,938

The Company acquired a 30 year tourist resort management right in August 2001 from unrelated parties for cash.

The Company entered into an agreement with a third party on February 29, 2008 and obtained five-year advertising rights for 30 outside advertising boards in Fuzhou city for payment of $6,609,288 (RMB45, 000,000). The agreement has a five-year term.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2010 the Company expects these assets to be fully recoverable.

Amortization expense for the six and three months ended June 30, 2010 and 2009 amounted to  $743,749, $743,982, $371,945 and $371,740, respectively.

7.  TAXES PAYABLE

Taxes payable consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
City planning tax	$8,039	$7,140
Business tax payable	216,395	201,820
Payroll tax payable	3,226	3,317
Corporation tax payable	2,902,086	2,533,023
Education fee	7,163	6,625
Cultural construction fee	93,720	83,730
Total	$3,230,629	$2,835,655

8.  BANK LOANS PAYABLE

Bank loans payable represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

	June 30, 2010 (Uuaudited)	December 31, 2009

Loan from Construction Bank, interest rate at 5.81% per annum, due December 15, 2010, guaranteed by the Tulou’s construction.	$558,118	$557,460
Loan from Merchant bank of Fuzhou, interest rate at 8.66% per annum, due November 6, 2010, guaranteed by a related party which is 80% owned by a shareholder of the Company.	1,174,984	1,173,600
Total	$1,733,102	$1,731,060

For the six  months ended June 30, 2010 and 2009, interest expense for the above loans was $54,049, $37,296 respectively.  For the three months ended June 30, 2010 and 2009, interest expense for the above loans was $27,328, $20,416 respectively. The interest expense was all capitalized as part of construct in progress.

Long-term debt consists of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2012, guaranteed by the management rights of the Great Golden Lake.	$2,499,902	$2,495,190

For the six months end June 30, 2010 and 2009, interest expense for the above loan was $88,335,and $3,363,  respectively. For the three months end June 30, 2010 and 2009, interest expense for the above loan was $44,653,and $0, respectively. The Interest expense was all capitalized as part of construction in progress.

9.  INCOME TAXES

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2010 and December 31, 2009. Accordingly, the Company has no net deferred tax assets.

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

10.   STOCKHOLDERS’ EQUITY

1) SECURITY ISSUANCE AGREEMENT

In January 2010, the Company issued 2,489,721 shares of common stock at $11.50 per share for net proceeds of $26,682,956.

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

The assumptions used for warrants issued with the share purchase using the Black Scholes calculation are as follow:

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

Following is a summary of the warrant activity for the six months ended June 30, 2010:

Outstanding, December 31, 2008	6,666,667
Redemption	(3,333,331)
4:1 Reverse Split	(2,499,999)
Exercised during 2009	(59,525)
Outstanding, December 31, 2009	773,812
Exercised during the six months	-
Outstanding, June 30, 2010 (unaudited)	773,812

Warrants outstanding at June 30, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$5.00	773,812	1.18	$5.00	773,812	$5.00	$-

2) REVERSE SPLIT

The Company effectuated a 4:1 reverse stock split during the quarter ended June 30, 2009. All financial statements presented are retroactively stated.

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

The Company valued the stock options by the Black-Scholes model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.25	356%	0%	3.11%	$5.60

The following is a summary of the option activity:

Number of options
Outstanding as of December 31, 2008	-
Granted	30,000
Exercised	-
Forfeited	-
Outstanding as of December 31, 2009	30,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of June 30, 2010	30,000

Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding and Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)
$14.84	15,000	9
$13.67	15,000	9

For the six and three months ended June 30, 2010 and 2009, the Company recognized approximately $83,994, $0, $41,997 and $0, respectively, as compensation expenses for its stock option plan.

11.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounting over 10% of the total net revenue for the six and three months ended June 30, 2010 and 2009. There are no major vendors which accounting over 10% of the total purchase for the six and three months ended June 30, 2010 and 2009. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

12.   RISKS AND UNCERTAINTIES

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

13.  LEASE COMMITMENTS

The Company incurred rental expenses of $28,896, $25,161, $2,853 and $9,438 for the six and three months ended June 30, 2010 and 2009, respectively.

The Company does not have any future lease commitments to pay a minimum amount.

14.  COMMITMENTS AND CONTIGENCIES

Commitments

The Company entered into a construction contract with an unrelated party to develop road project of Yunding tourist attraction in January 2009. The estimated project costs $10,749,597 (RMB73.28 million) and has completed  $10,058,367 (RMB 68.76 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop a cable car project of Yunding tourist attraction in March 2009.  The estimated project costs $7,902,304 (RMB 53.87 million) and has completed $7,514,519 (RMB 51.37 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop Tulou cluster scenic zone in April 2009. The total cost of the project is estimated at $960,833 (RMB 6.55 million) and has completed $904,024 (RMB 6.18 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop project of Yunding Tianchi in July 2009. The total contract is estimated at $ 5,842,746 (RMB 39.83 million) and has completed $5,472,418 (RMB 37.41 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop road project of Yunding in October 2009. The total estimated contract costs are $12,081,561 (RMB 82.36 million) and have completed $11,396,849 (RMB 77.91 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop landscape dam, water storage dam project of Yunding in January 2010. The total estimated contract costs are $3,112,886 (RMB 21.28 million) and have completed $2,789,120 (RMB 18.99 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop tourist service center project of Yunding in January 2010. The total estimated contract costs are $3,039,745 (RMB 20.78 million) and have completed $2,796,463 (RMB 19.04 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop cloud terrace project of Yunding in January 2010. The total estimated contract costs are $1,647,138 (RMB 11.26 million) and have completed $1,324,795 (RMB 9.02 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop tourist distritution center project of Yunding Tianchi in January 2010. The total estimated contract costs are $1,584,237 (RMB 10.83 million) and have completed $1,336,545 (RMB 9.1 million) as of June 30, 2010.

The Company entered into a construction contract with an unrelated party to develop Tulou cluster scenic zone Shangping in January 2010.  The total estimated contract costs are $2,451,690 (RMB 16.76 million) and have completed $2,054,754 (RMB13.99 million) as of June 30, 2010.

The Company entered into construction contract with an unrelated party to develop the second phase cable car project of Yunding tourist attraction in April 2010.  The estimated project costs are $7,947,302 (RMB 54.11 million) and has completed $6,372,823 (RMB 43.39 million) as of June 30, 2010.

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations

15.  SUBSEQUENT EVENTS

On July 6, 2010, Yida (Fujian) Tourism Group Limited formed a wholly-owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Limited Co. (Zhangshu Tourism Development), in Zhangshu City, Jiangxi Province to develop the China Yangsheng (Nourishing Life) Paradise tourim destination. Zhangshu Tourism Development requires RMB 100 million of registered capital, and RMB 20 million of registered capital has been paid.

On July 7, 2010, Yida (Fujian) Tourism Group Limited formed a wholly-owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Limited Co. (Fenyi Tourism Development), in Xinyu City, Jiangxi Province to develop the City of Caves tourism desitnation. Fenyi Tourism Development requires RMB 60 million of registered capital, and RMB 12 million of registered capital has been paid.

On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly stated-owned company organized by the FETV under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015 (the “Term”), with the first three years of the Term, from August 1, 2010 to July 31, 2013, as phase I (the “Phase I”) and the remaining two years of the Term, from August 1, 2013 to July 31, 2015, the phase II (the “Phase II”). In exchange for the exclusive management rights for the FETV channel, we shall pay Fujian Education Media resource usage fees in the amount of RMB 12 million (approximately USD $1.76 million) for the first year, which amount shall be increased by 20% per year for each of the subsequent years during the Term. At the end of the Phase I, we and Fujian Education Media shall conduct full performance review of our cooperation under the Agreement. If there is no event of violation or breach of contract, the Agreement shall be automatically extended to Phase II.

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

On April 15, 2010, Fujian Yunding entered into agreement with Anhui Xingguang Group to set up a joint venture – Anhui Yida Tourism Development Co. Ltd by investing 60% of the equity interest, and Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida. The primary business of Anhui Yida Tourism Development Co. focuses on developing the Ming Dynasty Entertainment World.

On July 6, 2010, Fujian Yunding formed a wholly-owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Limited Co. (Zhangshu Tourism Development), in Zhangshu City, Jiangxi Province to develop the China Yangsheng (Nourishing Life) Paradise tourim destination.

On July 7, 2010, Fujian Yunding formed a wholly-owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Limited Co. (Fenyi Tourism Development), in Xinyu City, Jiangxi Province to develop the City of Caves tourism destination.

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

●
Fujian Jintai Tourism Developments Co., Ltd. (“Fujian Jintai”) and its wholly owned subsidiary, Fuzhou Hongda Commercial Services, Ltd (“Hongda”) operate the Great Golden Lake, one of our tourism destinations.

●
Yida (Fujian) Tourism Group Limited (f/k/a Fujian Yunding Tourism Industrial Co., Ltd, “Yida Tourism”) is engaged in the operations of our current tourism destinations, specifically the Yunding tourist destination, and the development of new tourism projects, specifically the China Yang-sheng (Nourishing Life) Paradise and the Ming Dynasty Entertainment World. In addition, Yida Tourism also operates our media business through its wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd. (“Fuzhou Fuyu”). Yida Tourism has 5 wholly-owned subsidiaries: Fujian Yintai, Fuzhou Fuyu, Yongtai Yunding Resort Management Co., Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd, and Jiangxi Fenyi (Yida) tourism Development Co., Ltd. Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd was newly formed on July 6, 2010 with its primary business relates to development and operation of the China Yang-sheng (Nourishing Life) Paradise. Jiangxi Fenyi (Yida) Tourism Development Co., Ltd was newly formed on July 7, 2010 with its primary business relates to development and operations of the City of Caves tourism destination. In addition, Yida Tourism formed Anhui Yida Tourism Development Co., Ltd, a joint venture with Anhui Xingguang Investment Group Ltd., with Yida Tourism holding 60% of the equity interest of Anhui Yida Tourism Development Co., Ltd.

●	Fujian Yida Tulou Tourism Development. Ltd’s primary business relates to the operation of Hua’An Tulou cluster tourism destination.

●
The primary business of Fujian Jiaoguang Media Co., Ltd. (“Fujian Jiaoguang”) is related to advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

We do not have a direct ownership interest in Fujian Jiaoguang. However, we have accounted for this company as variable interest entity. On December 30, 2004, Jiaoguang and its shareholders entered into a set of contractual arrangements with us which governs the relationships between Fijian Jiaoguan and us.  The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate Fujian Jiaoguang, and collect and own all of Fujian Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Fujian Jiaoguang have vested their voting control over Fujian Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Fujian Jiaoguang, Fujian Jiaoguang and its shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Fujian Jiaoguang or, alternatively, all of the assets of Fujian Jiaoguang. Further, the shareholders of Fujian Jiaoguang have pledged all of their rights, titles and interests in Fujian Jiaoguang to us under an Equity Pledge Agreement. We effectuated this organizational structure due to China’s limitations on foreign investments and ownership in Chinese domestic businesses.  Generally, the Chinese law prohibits foreign entities from directly owning certain types of businesses, such as the media industry.  We have obtained an opinion from Allbright Law Office, our Chinese legal counsel, that this structure is legal and valid and that the U.S. holding corporation can obtain the same benefits and risks with this contractual structure as it would with a direct equity ownership.

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

On August 1, 2010, Fuzhou Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement, with Fujian Education Media Limited Company, a wholly stated-owned company organized by the FETV under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015 (the “Term”), with the first three years of the Term, from August 1, 2010 to July 31, 2013, as phase I (the “Phase I”) and the remaining two years of the Term, from August 1, 2013 to July 31, 2015, the phase II (the “Phase II”).

In exchange for the exclusive management rights for the FETV channel, we shall pay Fujian Education Media resource usage fees in the amount of RMB 12 million (approximately USD $1.76 million) for the first year, which amount shall be increased by 20% per year for each of the subsequent years during the Term.

At the end of the Phase I, we and Fujian Education Media shall conduct full performance review of our cooperation under the Agreement. If there is no event of violation or breach of contract, the Agreement shall be automatically extended to Phase II.

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

Ming Dynasty Entertainment World

On April 15, 2010, we, jointly with Anhui Xingguang Investment Group Ltd., a reputable privately held company engaged in real estate and commercial development in Anhui province, entered into an Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement with Anhui Province Bengbu Municipal Government, pursuant to which we and Anhui Xingguang will form a limited liability company, with a total registered capital of RMB 100 million (approximately $14.6 million) to engage in construction and development of a new tourism destination -- Ming Dynasty Entertainment World in Bengbu City, Anhui Province.

The Ming Dynasty Entertainment World will be built on approximately 5,000 Mu land (approximately 824 acres, 1 Mu = 6.07 acres, the “Project Land”), including recreational developments of Royal Hot Spring World, Royal Tour Town, Filial Piety Temple and Royal Hunting Garden.

On April 15, 2010, we entered into agreement with Anhui Xingguang Invest Group Ltd. to set up a joint venture – Anhui Yida Tourism Development Co. Ltd, the primary business of which is related to developing the Ming Dynasty Entertainment World.

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

On July 6, 2010, Yida (Fujian) Tourism Group Limited formed a wholly-owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Limited Co. in Zhangshu, Jiangxi province, the primary business of which is focused on developing the China Yang-sheng (Nourishing Life) Paradise.

The City of Caves

Effective June 1, 2010, we entered into a Jiangxi Province Fenyi County Tourist Resources Development Agreement with Fenyi County People’s Government , located in Xinyu city, Jiangxi province, pursuant to which Fenyi County People’s Government shall grant to us a 40-year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County. In addition, the Government shall grant to the Company a right of first refusal to develop, operate and manage other tourist resources in Fenyi County which are not included in the agreement.

On July 7, 2010, Yida (Fujian) Tourism Group Limited formed a wholly-owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Limited Co. in Xinyu, Jiangxi province, the primary business of which is focused on developing the City of Caves project.

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

Registered Direct Offering

On February 2, 2010, we sold a total of 2,489,721 shares of our common stock at $11.50 per share in a registered direct offering for aggregate gross proceeds of $28,631,791 (net proceeds of $26,687,556) The shares were sold pursuant to a shelf registration statement on Form S-3 (File No. 333-163687), the statutory prospectus included therein, and its amendments thereto, that was declared effective by the Securities and Exchange Commission on January 20, 2010, and the prospectus supplement filed with the Securities and Exchange Commission on January 22, 2010.  Newbridge Securities, Inc. served as the sole placement agent in the transaction.

Results of Operations

Three Months ended June 30, 2010 compared to Three Months ended June 30, 2009

Net Revenue:

Net revenue increased by $3.48 million or approximately 27%, from $12.89 million for the three months ended June 30, 2009 to $16.37 million for the three months ended June 30, 2010.

Our revenue from advertisement for three months ended June 30, 2010 was $9.33 million and for the three months ended June 30, 2009 was $7.89 million, representing an increase of $1.44 or approximately 18%.  This increase in our revenue from advertisement was primarily due to (i) organic growth of FETV’s revenue from $7.89 million for three months ended June 30, 2009 to $7.94 million for three months ended June 30, 2010, and (ii) revenue growth of “Journey through China on the Train” recorded as $1.39 million for three months ended June 30, 2010.

Our revenue from tourism increased by $ 2.05 million or approximately 41%, from $5.00 million for the three months ended June 30, 2009 to $7.05 million for the three months ended June 30, 2010. The increase was primarily attributable to (i) an increase in the number of visitor arrivals to the Great Golden Lake, which resulted in a revenue growth of approximately $0.4 million, and (ii) approximately $1.65 million in revenue generated by the Hua'an Tulou Cluster which was in not in operations in the second quarter of 2009.

Cost of Revenue:

Cost of revenue increased by $0.63 million or approximately 25%, from $2.49 million for the three months ended June 30, 2009 to $3.12 for the three months ended June 30, 2010.

Our cost of revenue from advertisement in the three months ended June 30, 2009 decreased slightly by $4,302 from $1.914 million for the three months ended June 30, 2009.

Our cost of revenue from tourism for the three months ended June 30, 2010 was $1.20 million and for the three months ended June 30, 2009 was $0.57 million. This was an increase of $0.63 million or approximately 111%.  The substantial increase was the result of (i) a higher amount of business tax payment due to a revenue increase generated by our tourism business, (ii) additional costs incurred by the Hua'an Tulou Cluster which is newly open to public, and (iii) auditing adjustments to our profit sharing payment to Fujian local government for our tourist destination operations in Fujian province, which was reclassified from Operating Expense to Cost of Revenue.

Gross profit:

Our gross profit increased by $2.85 million, or approximately 27%, from $10.40 million in the three months ended June 30, 2009 to $13.25 million in the three months ended June 30, 2010. Our gross profit margin (gross profit divided by sales revenue) was 80.96% for the three months ended June 30, 2010, compared to the gross profit margin of 80.70% for the same period in 2009, representing a slight increase of 0.26%.

Operating Expenses:

Our operating expenses were $2.27 million in the three months ended June 30, 2010, compared to $1.85 million in the three months ended June 30, 2009, which represents an increase of $0.42 million, or approximately 23%. The increase in our operating expenses was primarily due to business expansions in our newly engaged operations – Tulou, Yunding and railroad TV program “Journey Through China on the Train.”

Income Tax

Income tax was $2.89 million in the three months ended June 30, 2010, representing an increase of $1.30 million or approximately 81%, to the $1.59 million income tax in the three months ended June 30, 2009. The increase was primarily attributable to higher income before tax in the three months ended June 30, 2010.

Net Income:

As a result of the above factors, we have a net income of $8.11 million in the three months ended June 30, 2010 as compared to a net income of $6.95 million in the three months ended June 30, 2009, representing an increase of $1.16 million or approximately 17%, mainly due to the increase in total revenue and in gross profit margin.

Six Months ended June 30, 2010 compared to Six Months ended June 30, 2009

Net Revenue:

Net revenue increased by $8.46 million or approximately 37%, from $22.71 million for the six months ended June 30, 2009 to $31.18 for the six months ended June 30, 2010.

Our revenue from advertisement for six months ended June 30, 2010 was $18.09 million and for the six months ended June 30, 2009 was $14.48 million, representing an increase of $3.61 million or approximately 25%.  This increase in our revenue from advertisement was primarily due to (i) organic growth of FETV’s revenue from $14.48 million for six months ended June 30, 2009 to $15.67 million for six months ended June 30, 2010, and (ii) revenue growth of “Journey through China on the Train” recorded as $2.42 million for six months ended June 30, 2010.

Our revenue from tourism increased by $4.85 million or approximately 59%, from $8.23 million for the six months ended June 30, 2009 to $13.08 million for the six months ended June 30, 2010. The increase was primarily attributable to (i) a higher number of visitor arrivals to the Great Golden Lake, which resulted in a revenue growth of approximately $2.02 million, and (ii) approximately $2.83 million in revenue generated by the Hua'an Tulou Cluster which was in not in operations in the second quarter of 2009.

Cost of Revenue:

Cost of revenue increased by $1.33 million or approximately 28%, from $4.71 million for the six months ended June 30, 2009 to $6.04 million for the six months ended June 30, 2010.

Our cost of revenue from advertisement for the six months ended June 30, 2010 was $3.74 million and for the six months ended June 30, 2009 was $3.66 million, representing a slight increase of $0.08 million or approximately 2%.

Our cost of revenue from tourism for the six months ended June 30, 2010 was $2.30 million and for the six months ended June 30, 2009 was $1.05 million.  This was an increase of $1.25 million or approximately 118%.  The substantial increase was the result of (i) a higher amount of business tax payment due to the increased revenue from our tourism business, (ii) additional costs incurred by the Hua'an Tulou Cluster which was newly open to public, and (iii) auditing adjustments to our profit sharing payment to the Fujian local government for our tourist destination operations in Fujian province, which was reclassified from Operating Expense to Cost of Revenue.

Gross profit:

Our gross profit increased by $7.14 million, or approximately 40%, from $17.99 million in the six months ended June 30, 2009 to $25.13 million in the six months ended June 30, 2010. Our gross profit margin (gross profit divided by sales revenue) was approximately 81% for the six months ended June 30, 2010, compared to the gross profit margin of approximately 79% for the same period in 2009, representing a slight increase of approximately 2%.

Operating Expenses:

Our operating expenses were $4.53 million in the six months ended June 30, 2010, compared to $2.76 million in the six months ended June 30, 2009, which represents an increase of $1.77 million, or approximately 64%. The increase in our operating expenses was primarily due to (i) business expansions in our newly engaged operations – Tulou, Yunding and railroad TV program “Journey Through China on the Train,” and (ii) increased financing costs associated with our registered direct offering in February 2010.

Income Tax

Income tax was $5.39 million in the six months ended June 30, 2010, representing an increase of $2.55 million or approximately 90%, compared to the $2.84 million income tax in the six months ended June 30, 2009. The increase was primarily attributable to higher income before tax during the six months ended June 30, 2010.

Net Income:

As a result of the above factors, we have a net income of $15.25 million in the six months ended June 30, 2010 as compared to a net income of $12.41 million in the six months ended June 30, 2009, representing an increase of $2.84 million or approximately 23%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash from operations and proceeds from our private placement and registered direct offering in March 2008 and February 2010, respectively. These two offerings provided aggregate gross proceeds of approximately $42.6 million.

As of June 30, 2010, we had cash and cash equivalents of approximately $30.36 million as compared to approximately $8.88 million as of June 30, 2009, representing an increase of $21.48 million, which was primarily due to our registered direct offering mentioned above.  At June 30, 2010, our working capital was approximately $30.48 million.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months June 30,
	2010 (Unaudited)	2009 (Unaudited)
Net cash provided by operating activities	$18,296,934	$14,629,431
Net cash used in investing activities	$(26,266,157)	$(17,056,862)
Net cash provided by financing activities	$32,558,431	$2,487,257
Effect of exchange rate changes on cash and cash equivalents	$(7,077)	$101,066
Net increase in cash and cash equivalents	$24,582,131	$160,892
Cash and cash equivalents, beginning of period	$5,776,678	$8,715,048
Cash and cash equivalents, end of period	$30,358,809	$8,875,940

Net cash provided by operating activities was approximately $18.30 million for the six months ended June 30, 2010, compared to net cash provided by operations of approximately $14.63 million for six months ended June 30, 2009.  The $3.67 million increase was primarily due to the increase in net income during the six months ended June 30, 2010.

Net cash used in investing activities was approximately $26.27 million for the six months ended June 30, 2010, compared to net cash used in investing activities of approximately $17.06 million for the six months ended June 30, 2009, representing an increase in use of cash of $9.21 million, mainly due to (i) a loan of $5.76 million extended to a related party, and (ii) increase in investments of equipments, properties and construction in progress by amount of $3.45 million, primarily for our Yunding project.

Net cash provided by financing activities amounted to approximately $32.56 million for the six months ended June 30, 2010, compared to net cash provided by financing activities of approximately $2.49 million for the six months ended June 30, 2009, mainly due to  increase in non-controlling interest of $5.87 million for our newly formed subsidiary and the net proceeds from issuance of common stock in connection with a registered direct offering that we closed in February 2010.

2010-2011 Outlook

In second quarter 2010, we engaged three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhaungshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations throughout China. We expect these three projects will complete their first phase of construction and be open to the public by the end of 2012. In addition, we expect to complete the construction of our Yunding park and open it to the public in September 2010. Over the course of the next few years, we intend to further grow and expand our businesses in China’s tourism, media, entertainment and other related industry by acquiring additional tourist areas. Such acquisitions will be financed either through our revenues and cash flows or by financings and sales of our stock or other securities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Use of estimates

 The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.

Revenue recognition

Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue was $5,825 and $73,914 at June 30, 2010 and December 31, 2009, respectively, which was included in the accrued expenses and other payables.

Net revenue represents gross revenue net of Value Added Tax (“VAT”).

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

The Company has no allowance for product returns or sales discount because services are rendered and accepted by the customers are normally not refundable and discounts are normally not granted after service is rendered.

Inflation and Seasonality

Our operating results and operating cash flows historically have not been materially affected by inflation or seasonality.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2010, we had $30.36 million in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Item 4.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

However, our predecessor independent auditor, BDO Li Xin Da Hu, in connection with their resignation on August 8, 2010, indicated that we lacked a good system of internal controls, such as adequate documentation for certain transactions and lack of competent and well trained personnel to furnish US GAAP based reporting documents to be filed; which significantly delayed work progress. BDO Li Xin Da Hua did not issue any audit or review report on our financial statements from the appointment date of May 20, 2010 to the date of resignation, August 8, 2010.

Our management takes very seriously the strength and reliability of the internal control environment for the Company and intends to promptly undertake measures necessary to improve the control environment that include:

•	maintaining effective communication with our independent auditors to mitigate any discrepancies that can potentially arise with the change of independent auditors,
•	strengthening our finance team with additional qualified personnel and training in US GAAP reporting requirements, and
•
developing a comprehensive plan and engaging required resources to further strengthening our internal controls, there is no assurance that these measures will effectively strengthen our internal control system.

Notwithstanding the above, our management believes that the condensed consolidated financial statements included in its reports fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you invest, you should carefully consider the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), under the caption “Risk Factors,” our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2009 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

The following sets forth the material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of Mr. Minhua Chen, our Chief Executive Officer, Ms. Yanling Fan, our Vice President of Operations, Mr. George Wung, our Chief Financial Officer, and Mr. Yongxi Lin, our Financial Controller. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry and as a result, our business could be adversely affected.

OUR PREDECESOR AUDITOR INDICATED THAT WE MAY LACK A GOOD SYSTEM OF DOCUMENTATION FOR CERTAIN TRANSACTIONS AND WELL TRAINED PERSONNEL TO FURNISH US GAAP BASED REPORTING DOCUMENTS TO BE FILED.  IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR ORDINARY SHARES MAY BE ADVERSELY IMPACTED.

Our predecessor auditor, BDO Li Xin Da Hua resigned as our independent auditors on August 8, 2010 and indicated that we may lack a good system of internal controls, such as inadequate documentation for certain transactions and lack of competent and well trained personnel to furnish US GAAP based reporting documents to be filed; which significantly delayed work progress. Although our management intends to take several important steps to strengthen our financial reporting process, including, but not limited to,

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. In addition, under current SEC rules, we will be required to obtain an attestation from our independent registered public accounting firm as to our internal control over financial reporting for our annual report on Form 10-K for our fiscal year ending December 31, 2010. Performing the system and process documentation and evaluation needed to comply with Section 404 is both costly and challenging. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. *

31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *Filed as Exhibit 10.1 to our current report on Form 8-K filed on August 4, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yida Holding, Co.

Date: August 20, 2010	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer

Date: August 20, 2010		/s/ George Wung
George Wung Chief Financial Officer (Principal Financial Officer)