Form 10-Q
period 2010-09-30
CHINA YIDA HOLDING, CO.
filed 2010-11-12
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  as of  November 12, 2010, 19,551,785 shares of common stock issued and outstanding.

TABLE OF CONTENTS
FORM 10-Q
SEPTEMBER 30, 2010

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$31,398,497	$5,776,678
Accounts receivable	2,038	2,003
Due from a related party	5,852,406	-
Other receivables	64,362	190,424
Advances and prepayments	1,112,170	1,432,138
Total current assets	38,429,473	7,401,243

Property and equipment, net	89,272,142	32,995,885
Construction in progress	5,860,801	36,730,184
Intangible assets, net	12,740,236	7,874,938
Long-term prepayments	1,969,088	1,012,230
Total assets	$148,271,740	86,014,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,141,030	$57,277
Short-term loans	1,761,694	1,731,060
Current obligation under airtime rights commitment	1,761,065	-
Accrued expenses and other payables	2,042,297	1,145,565
Taxes payable	2,300,257	2,835,655
Total current liabilities	9,006,343	5,769,557

Long-term obligation under airtime rights commitment	4,172,114	-
Long-term debt	2,538,033	2,495,190
Total liabilities	15,716,490	8,264,747

Commitments and contingencies

Stockholders' equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, 1 share issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 and 17,062,064 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively)	1,955	1,706
Additional paid-in-capital	48,478,086	21,711,384
Accumulated other comprehensive income	5,355,986	3,190,162
Retained earnings	68,043,961	50,297,151
Statutory reserve	4,725,009	2,549,330
	126,604,997	77,749,733
Non-controlling interest	5,950,253	-
Total stockholders' equity	132,555,250	77,749,733
Total liabilities and stockholders' equity	$148,271,740	$86,014,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (UNAUDITED)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net revenue
Advertisement	$27,820,997	$22,970,469	$9,726,192	$8,487,986
Tourism	14,383,404	13,739,897	1,299,966	5,508,354

Total net revenue	42,204,401	36,710,366	11,026,158	13,996,340

Cost of revenue
Advertisement	5,855,415	5,777,138	2,118,790	2,117,464
Tourism	2,958,141	1,665,458	654,551	610,262
Total cost of revenue	8,813,556	7,442,596	2,773,341	2,727,726

Gross profit	33,390,845	29,267,770	8,252,817	11,268,614

Operating expenses
Selling expenses	2,839,638	2,205,129	604,444	927,679
General and administrative expenses	3,320,020	2,278,021	1,024,657	798,094
Total operating expenses	6,159,658	4,483,150	1,629,101	1,725,773

Income from operations	27,231,187	24,784,620	6,623,716	9,542,841

Other income (expense)
Other income (expense), net	1,650	(93)	(5,593)	18,242
Interest income	69,111	28,745	45,764	3,317
Interest expense	(19,099)	-	(19,099)	-

	51,662	28,652	21,072	21,559

Income before income taxes and non-controlling interest	27,282,849	24,813,272	6,644,788	9,564,400

Less: Provision for income taxes	7,381,950	5,260,174	1,989,280	2,422,562

Net income	19,900,899	19,553,098	4,655,508	7,141,838
Net loss attributed to non-controlling interest	21,590	-	17,557	-

Net income attributable to China Yida Holding Co.	19,922,489	19,553,098	4,673,065	7,141,838

Other comprehensive income
Foreign currency translation gain	2,165,824	58,810	1,997,105	101,238

Other comprehensive income	$22,088,313	$19,611,908	$6,670,170	$7,243,076

Basic earnings per share	$1.03	$1.15	$0.24	$0.42
Basic weighted average shares outstanding	19,343,858	17,021,447	19,551,785	17,021,447

Diluted earnings per share	$0.99	$1.11	$0.23	$0.40
Diluted weighted average shares outstanding	20,117,670	17,655,738	20,325,597	17,863,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,900,899	$19,553,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,247,957	1,079,388
Amortization	1,463,586	1,117,901
Stock-based compensation	83,994	-
Changes in operating assets and liabilities:
Accounts receivable	-	65,713
Other receivables	119,823	1,295,166
Advances and prepayments	(808,288)	(1,233,609)
Accounts payable	1,063,947	88,414
Accrued expenses and other payables	861,250	(500,111)
Taxes payable	(575,416)	869,154

Net cash provided by operating activities	23,357,752	22,335,114

CASH FLOWS FROM INVESTING ACTIVITIES
Due from a related party	(5,750,836)	-
Additions to property and equipment	(1,819,530)	(262,288)
Additions to construction in progress	(22,032,201)	(24,665,863)
Additions to long term prepayments for acquisition of land use rights	(921,312)	-
Net cash used in investing activities	(30,523,879)	(24,928,151)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by non-controlling interest	5,868,200	-
Net proceeds from issuance of common stock	26,682,957	-
Borrowings under loan facilities	-	2,491,555
Repayment of obligation under air time rights commitment	(276,103)	-
Net cash provided by financing activities	32,275,054	2,491,555

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	512,892	110,400

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,621,819	8,918

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,776,678	8,715,048

CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$31,398,497	$8,723,966

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Transfer from construction in progress to property and equipment	$52,991,179	$-
Transfer from advances and prepayments to property and equipment	$1,173,640	$-
Capitalized interest	$214,956	$146,087
Capitalized air time rights commitment	$6,209,282	$-

Cash paid during the period for:
Income taxes	$7,940,410	$2,250,492
Interest	$234,055	$65,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. ("China Yida") and its subsidiaries (collectively the "Company”, “we”, “us”, or “our”) engages in tourism and advertisement businesses in the Peoples Republic of China.

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

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tat, and with the shareholders of Keenway Limited at that time, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which was transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

Hong Kong Yi Tat is an entity that was created as the holding company for the operating entities, Fujian Jintai Tourism Industrial Development, Co, Ltd., and Fujian Jiaoguang Media, Co., Ltd., Yida (Fujian) Tourism Group., Ltd., and Fujian Yida Tulou Tourism Development Co. Ltd (“Tulou”).  Hong Kong Yi Tat does not have any operations.

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

Fujian Yida Tulou Tourism Development Co. Ltd’s (“Tulou”) primary business relates to the operation of the Hua’An Tulou cluster, one of our tourism destinations.

On April 12, 2010, we changed the company name of our operating subsidiary “Fujian Yunding Tourism Industrial Co., Ltd” to “Yida (Fujian) Tourism Group Limited” to better reflect our strategy of expanding our business operations in China by extending our business model through acquiring or collaborating with other domestic tourism destinations. Yida (Fujian) Tourism Group Limited’s (“Fujian Yida”) primary business relates to the operations of our Yunding tourism destination and all of our newly engaged tourism destinations, and the management of our media business.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On March 16, 2010, Fujian Yida formed a wholly owned subsidiary, Yongtai Yunding Resort Management Co. (“Yongtai Yunding”) which currently has no material business operations. We plan to develop Yongtai Yunding into a business entity primarily focusing on the operations of our Yunding tourism destination.

Fujian Jiaoguang Media Co., Ltd. (“Fujian Jiaoguang”) and the Company’s contractual relationship comply with the requirements of the Accounting Standard Codification ("ASC") 810, to consolidate Jiaoguang’s financial statements as a Variable Interest Entity. During the current period, Fujian Jiaoguang had no material business operations.

Fuzhou Fuyu Advertising Co., Ltd.. (“Fuyu”) concentrates on the mass media segment of our business.  Its primary business is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

On April 15, 2010, we entered into agreement with Anhui Xingguang Group to set up a new subsidiary – Anhui Yida Tourism Development Co. Ltd ("Anhui Yida") by investing 60% of the equity interest, and Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida. The total paid-in capital of Anhui Yida was $14,687,307 (equals RMB 100 million). Anhui Yida's primary business relates to the operation of our tourism destinations, specifically, Ming dynasty culture tourist destination.

On July 6, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd. (“Jiangxi Zhangshu”) which currently has no material business operations. The total paid-in capital of Jiangxi Zhangshu was $1,762,477 (equals RMB 12 million). We plan to develop Jiangxi Zhangshu into a business entity primarily focusing on the operations of a new tourist destination.

On July 7, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co., Ltd. (“Jiangxi Fenyi”) which currently has no material business operations. The total paid in capital of Jiangxi Fenyi was $2,937,461 (equals RMB 20 million). We plan to develop Jiangxi Fenyi into a business entity primarily focusing on the operations of a new tourist destination.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 23, 2010 (the “Annual Report”).

b. Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Fujian Yintai, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entities

According to the requirements of ASC 810, an Interpretation of Accounting Research Bulletin No. 51 that requires a Variable Interest Entity ("VIE"), the Company has evaluated the economic relationships of Fujian Jiaoguang which signed an exclusive right agreement with the Company. Therefore, Fujian Jiaoguang is considered to be a VIE, as defined by ASC Topic 810-10, of which the Company is the primary beneficiary.

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2010	December 31, 2009
Total current assets	$1,476	$2,140,905
Total assets	22,322	2,140,905
Total current liabilities	1,258,951	8,051,051
Total liabilities	$1,258,951	$8,051,051

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f. Advances and Prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services.

g. Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property, and equipment are capitalized. These capitalized costs may include structural improvements, equipment, and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 5 to 20 years for property and building; 5 to 8 years for equipment and furniture; 26 years for lease improvements.

h. Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2010 and December 31, 2009.

i. Revenue recognition

Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Unearned revenue was $74,017 and $73,914 at September 30, 2010 and December 31, 2009, respectively, which was included in accrued expenses and other payables.

Net revenue represents gross revenue net of Value Added Tax (“VAT”).

Revenues from advance resort ticket sales are recognized when the tickets are used. Revenues from our contractors who have tourism contracts with us are generally recognized over the period of the applicable agreements commencing with the tourists visiting the resort. The Company also sells admission and activities tickets for a resort which the Company has the management right.

The Company sells the television air time to third parties. The Company records advertising sales when advertisements are aired.

The Company has no allowance for product returns or sales discounts because services that are rendered and accepted by the customers are normally not refundable and discounts are normally not granted after service has been rendered.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2010 and 2009 were $548,212 and $253,586, respectively. Advertising costs for the three months ended September 30, 2010 and 2009 were $155,367 and $65,667, respectively.

There was a contract in force for the period of August 1, 2003 to July 31, 2010 between a related party (Xinhengji, XHJ) and a Television ("TV") Station (Owned by The Chinese Government) that provided for prepaid airtime to be purchased and utilized by the related party in return for payment of RMB 5,000,000 and purchase of suitable programming for the station in the amount of an additional RMB 5,000,000 (Educational Programming). XHJ is 80% owned by a shareholder of the Company and 20% owned by the shareholder’s mother.

XHJ assigned the rights of the above contract to the Company to manage the commercial air time of the TV station. The Company was responsible for paying the air time of RMB 5,000,000. XHJ was responsible for paying RMB 5,000,000 to purchase the TV programs and entitled to revenue other than the commercial revenue. It also stated that if the Company helped XHJ to purchase the TV programs and if paid equaling or more than RMB 5,000,000 then the Company did not have to pay RMB 5,000,000 for air time anymore. The amount paid over RMB 5,000,000 by the Company was the Company’s expense and will not be reimbursed by XHJ. The advertising costs incurred are charged as cost of sales against specific airtime segments.

The above agreement expired on July 31, 2010 without renewal.

k. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no deferred income tax assets or liabilities at the balance sheet dates.

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
(UNAUDITED)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

o. Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q. Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3.  DUE FROM A RELATED PARTY

Due from related party represents interest-free loans due on April 22, 2011 from the minority stockholder of Anhui Yida.

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Building	$90,641,813	$34,903,503
Electronic Equipment	345,876	303,652
Transportation Equipment	1,974,693	74,281
Office Furniture	12,652	128,765
	92,975,034	35,410,201
Less: Accumulated Depreciation	(3,702,892)	(2,414,316)
Property and equipment, net	$89,272,142	$32,995,885

Depreciation expense for the nine months ended September 30, 2010 and 2009 were $1,247,957 and $1,079,388, respectively.

Depreciation expense for the three months ended September 30, 2010 and 2009 were $525,985 and $365,293, respectively.

5.  CONSTRUCTION IN PROGRESS

Construction in progress is mainly related to the construction of new tourist resorts which the Company has developed. This includes management rights in Yunding; various small ongoing projects related to the Great Golden Lake dam; and the construction of earthen building in Tulou. The amount of capitalized interest included in construction in progress for the nine months ended September 30, 2010 and 2009 amounted $214,957 and $145,624, respectively. The amount of capitalized interest included in construction in progress for the three months ended September 30, 2010 and 2009 amounted to $72,572 and $68,681, respectively. The new tourist resort in Yunding opened on September 28, 2010 at which time the Company then transferred the related construction in progress of $49,743,426 to property and equipment. Also, other construction in progress of $3,247,753 related to the earthen building in Tulou was transferred to property and equipment during the three months ended September 30, 2010. $52,991,179 of construction in progress was transferred to property and equipment during the three months ended September 30, 2010.

As at September 30, 2010, the construction in progress of $5,860,801 represents the projects related to the construction of Great Golden Lake dam.

The Company advances and prepays certain monies for those project deposits.  These balances are interest free and unsecured. As of September 30, 2010 and December 31, 2009, advances and prepayments amounted to $1,112,170 and $1,432,138, respectively.

There are certain projects which were still under construction. As of September 30, 2010 and December 31, 2009, the Company paid long term prepayments for these Yunding construction projects amounted to $1,969,088 and $1,012,230, respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2010	December 31, 2009

Management right of tourist resort	$5,225,362	$5,134,223
Advertising board	6,718,324	6,601,500
Commercial airtime rights	6,209,282	-
	18,152,968	11,735,723
Accumulated amortization	(5,412,732)	(3,860,785)
Intangible assets, net	$12,740,236	$7,874,938

The Company acquired a 30 year tourist resort management right in August 2001 from unrelated parties for cash.

The Company entered into an agreement with a third party on February 29, 2008 and obtained a five-year advertising right for 30 outside advertising boards in Fuzhou city for a payment of $6,718,324 (RMB 45,000,000). The agreement has a five-year term.

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $147,601 (RMB 1,000,000). The fee will be increased by 20% annually on every August 1. The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,209,282 as commercial airtime rights as an intangible asset, $6,447,228 as obligation under airtime rights commitment, and $237,946 as deferred interest at inception (See note 9).

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $1,463,586 and $1,117,901, respectively.

Amortization expense for the three months ended September 30, 2010 and 2009 amounted to $719,837 and $373,919, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Year ending September 30,
2011	$3,587,604
2012	3,587,604
2013	2,458,839
2014	174,179
2015	174,179
Thereafter	2,757,831
$12,740,236

7.  TAXES PAYABLE

Taxes payable consist of the following:

	September 30, 2010	December 31, 2009
City planning tax	$8,219	$7,140
Business tax payable	174,945	201,820
Payroll tax payable	2,887	3,317
Corporation tax payable	2,009,664	2,533,023
Education surcharge payable	6,818	6,625
Cultural construction fee payable	97,724	83,730
Total	$2,300,257	$2,835,655

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.  BANK LOANS

Short-term loans
Short term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

	September 30, 2010	December 31, 2009
Loan from Construction Bank, interest rate at 5.81% per annum, due December 15, 2010, collateralized by the Tulou’s property.	$567,325	$557,460
Loan from Merchant bank of Fuzhou, interest rate at 8.66% per annum, due November 6, 2010, guaranteed by a related party which is 80% owned by a shareholder of the Company.	1,194,369	1,173,600
Total	$1,761,694	$1,731,060

The Company has renewed the loan from Merchant bank of Fuzhou, with interest at 6.67% per annum with a due date of November 5, 2011.

Interest expense for the nine months ended September 30, 2010 and 2009 amounted to $81,702 and $61,450, respectively. The interest expense was all capitalized as part of construction in progress.

Interest expense for the three months ended September 30, 2010 and 2009 amounted to $27,653 and $24,154, respectively. The interest expense was all capitalized as part of construction in progress.

Long-term debt
Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2012, collateralized by the management rights of the Great Golden Lake.	$2,538,033	$2,495,190

Interest expense for the nine months ended September 30, 2010 and 2009 amounted to $133,254 and $84,174, respectively. The interest expense was all capitalized as part of construction in progress.

Interest expense for the three months ended September 30, 2010 and 2009 amounted to $44,919 and $44,527, respectively. The interest expense was all capitalized as part of construction in progress.

9.   OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 6) consists of the following:

For the year ending September 30,

2011		$1,830,254
2012		2,196,310
2013		2,125,462
		6,152,026
Less:	deferred interest	(218,847)
		5,933,179
Less:	current portion	(1,761,065)
		$4,172,114

Maturities of the long-term debt:
2011		$1,761,065
2012		2,113,283
2013		2,058,831
		$5,933,179

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.  INCOME TAXES

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2010 and December 31, 2009. Accordingly, the Company has no net deferred tax assets.

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

There is no significant book and tax basis difference.

11.  STOCKHOLDERS’ EQUITY

1) SECURITY ISSUANCE AGREEMENT

On January 22, 2010, China Yida entered into a placement agency agreement with Newbridge Securities Corporation (the “Placement Agent”), pursuant to which the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of up to 2,489,721 shares of the Company’s common stock, par value $0.001 per share, in a “registered direct” offering at a purchase price of $11.50 per share. The Company has agreed to pay the Placement Agent an aggregate fee equal to 6%, including a corporate financing fee equal to 1%, of the gross proceeds received in the offering. The Company has also agreed to reimburse the Placement Agent for expenses incurred by it in connection with the offering, with a maximum expense reimbursement of $150,000.

As a result of this placement, China Yida raised approximately $ 28.63 million in gross proceeds, which left China Yida with $26,682,957 in net proceeds after the deduction of offering expenses in the amount of $1,948,835. The Company paid the placement agent $1,867,907 including the agent fee of $1,717,907 and the other offering expenses of $150,000. In connection with this placement, China Yida paid approximately $81,000 in other costs.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.   STOCKHOLDERS’ EQUITY (CONTINUED)

1)  SECURITY ISSUANCE AGREEMENT (CONTINUED)

The assumptions used for warrants issued with the share purchase using the Black Scholes calculation are as follows:

Risk-free interest rate	2.5%
Expected life of the options	3 years
Expected volatility	514.17%
Expected dividend yield	0%

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

Following is a summary of the warrant activity for the nine months ended September 30, 2010:

Outstanding, December 31, 2008	6,666,667
Redemption	(3,333,331)
4:1 Reverse Split	(2,499,999)
Exercised during 2009	(59,525)
Outstanding, December 31, 2009	773,812
Exercised during the nine months	-
Outstanding, September 30, 2010	773,812

 Warrants outstanding at September 30, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
$5.00	773,812	0.93	$5.00	773,812	$5.00

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.   STOCKHOLDERS’ EQUITY (CONTINUED)

2) REVERSE SPLIT

The Company effectuated a 4:1 reverse stock split during the quarter ended June 30, 2009. All financial statements presented are retroactively stated.

3) STOCK-BASED COMPENSATION

On June 10, 2009 (the “Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with one of the Company’s directors, pursuant to which, the Company issued the director non-qualified stock options (the “Stock Options”) to purchase a total of 30,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s director.  One half of the Stock Options shall vest on the sixth monthly anniversary of the Grant Date (the “First Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the First Vesting Date and the second half of Stock Options shall vest on the 12th monthly anniversary of the Grant Date (the “Second Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the Second Vesting Date

 The Company valued the stock options using the Black-Scholes model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.25	356%	0%	3.11%	$5.60

The following is a summary of the option activity:

Number of Options
Outstanding as of December 31, 2008	-
Granted	30,000
Exercised	-
Forfeited	-
Outstanding as of December 31, 2009	30,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of September 30, 2010	30,000

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding and Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)
$14.84	15,000	8.75
$13.67	15,000	8.75

For the nine months ended September 30, 2010 and 2009, the Company recognized approximately $83,994 and $0, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

For the three months ended September 30, 2010 and 2009, there were no stock-based compensation expense.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for over 10% of the total net revenue for the nine and three months ended September 30, 2010 and 2009. There are no major vendors which accounted for over 10% of the total purchase for the nine and three months ended September 30, 2010 and 2009. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

13.   RISKS AND UNCERTAINTIES

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

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

14.  COMMITMENTS

(1) Operating commitments

Operating commitments consist of the leases for office space under various operating lease agreements which expire in August 2012.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

Year ending September 30:

2011	$20,211
2012	8,069
Total minimum payments	$28,280

The Company incurred rental expenses of $74,042 and $52,858 for the nine months ended September 30, 2010 and 2009, respectively and which included $6,602 and $6,577, respectively paid to Xin Hengji Holding Company Limited, a related party.

The Company incurred the payments of $45,146 and $27,697 for the three months ended September 30, 2010 and 2009, respectively and which included $2,212 and $2,193, respectively paid to Xin Hengji Holding Company Limited, a related party.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  COMMITMENTS (CONTINUED)

(2) Capital Commitment

The Company entered into a construction contract with an unrelated party to develop a landscape dam and water storage dam project at the Yunding resort in January 2010 which were still under construction even though the new tourist resort the Company has in Yunding opened on September 28, 2010. The total estimated contract costs to complete are $3,112,886 (RMB 21.28 million) of which the Company has completed $2,835,132 (RMB 18.99 million) as of September 30, 2010.

15.  CONTIGENCIES

Litigation

From time to time, the Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

16.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the period, if dilutive.  The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2010	2009	2010	2009
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$19,922,489	$19,553,098	$4,673,065	$7,141,838

Basic earnings per share	$1.03	$1.15	$0.24	$0.42

Basic weighted average shares outstanding	19,343,858	17,021,447	19,551,785	17,021,447

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2010	2009	2010	2009
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	$19,922,489	$19,553,098	$4,673,065	$7,141,838

Diluted earnings per share	$0.99	$1.11	$0.23	$0.40

Weighted average outstanding shares of common stock	19,343,858	17,021,447	19,551,785	17,021,447
Warrants and contingently issuable shares	773,812	634,291	773,812	842,410
Diluted weighted average shares outstanding	20,117,670	17,655,738	20,325,597	17,863,857

Potential common shares outstanding as of September 30:
Warrants outstanding	773,812	634,291	773,812	842,410

For the nine and three months ended September 30, 2010 and 2009, 30,000 options were not included in the diluted EPS because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17. BUSINESS SEGMENTS

During the nine and three months ended September 30, 2010 and 2009, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake and Tulou resorts. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet dates information for these two segments for the nine and three months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Three Months ended September 30,
	2010	2009	2010	2009
Revenues from unaffiliated customers:
Advertisement	$27,820,997	$22,970,469	$9,726,192	$8,487,986
Tourism	14,383,404	13,738,897	1,299,966	5,508,354
Total	$42,204,401	$36,710,366	$11,026,158	$13,996,340

Operating income (loss):
Advertisement	$20,668,136	$17,350,507	$7,341,963	$6,387,919
Tourism	7,231,243	7,437,879	(458,593)	3,156,087
Others	(668,192)	(3,766)	(259,654)	(1,164)
Total	$27,231,187	$24,784,620	$6,623,716	$9,542,842

Net income (loss):
Advertisement	$15,386,580	$13,750,655	$5,477,872	$4,772,671
Tourism	5,183,116	6,611,851	(564,633)	2,370,326
Others	(668,797)	(809,408)	(257,731)	(1,159)
Total	$19,900,899	$19,553,098	$4,655,508	$7,141,838

Capital expenditure:
Advertisement	$1,819,530	262,288	1,817,059	-
Tourism	22,032,201	$24,665,863	22,032,201	$7,609,001
Total	$23,851,731	$24,928,151	23,849,260	$7,609,001

	As at September 30, 2010	As at December 31, 2009
Identifiable assets:
Advertisement	$9,236,040	$13,385,770
Tourism	137,328,474	72,156,635
Others	1,707,226	472,075
Total	$148,271,740	$86,014,480

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

On July 6, 2010, Fujian Yunding formed a wholly-owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Limited Co. (Zhangshu Tourism Development), in Zhangshu City, Jiangxi Province to develop the China Yangsheng (Nourishing Life) Paradise tourism destination.

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

All Great Gold Lake tourist destinations were closed due to two severe floods from June 10 to July 7, 2010.  The Golden Lake, Zhuang Rock, Louhan Mountain and Taining Old Town were timely reopened to the public after approximately 30 days of closing, but we decided to postpone re-opening the Shangqing River attraction to the public for additional work to reconstitute the appeal and quality of the tourist experience after consulting with Taining government. Recently, we have sent a request to the local government seeking their approval for us to re-open the Shangqing River to the public in the second half of November 2010, which is currently being reviewed by the Taining government. Pending the approval from the Taining government, we will continue our engagement in restoring the Shangqing River attraction area, including its natural resources, to its original condition prior to the floods. There is no assurance that the Taining government will give us approval to re-open the Shangqing River attraction to the public in the second half of November 2010 or a short period thereafter.

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

Yunding Recreational Park

In November 2008, we entered into the Tourist Destination Cooperative Development Agreement with Yongtai County Government effective until 2048. Pursuant to the agreement, we obtained the exclusive right to develop the Yunding scenic areas, which is approximately 50 kilometer from Fuzhou. We plan to invest approximately $40 million to build the tourism, transportation and entertainment facilities. We opened Yunding Recreational Park to the public on September 28, 2010 and expect to generate revenue from entrance fees, cable cars and other entertainment activities.

FETV

Covering 92% of the population of Fujian province located in southeastern China with a population of over 35 million, Fujian Education Television (“FETV”), owned by the Fujian Education TV Station, is a provincial comprehensive entertainment television channel ranked #4 in ratings in Fujian province (Source: ACNielsen 2008 Survey).

On August 1, 2010, Fuzhou Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly stated-owned company organized by the FETV under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015 (the “Term”), with the first three years of the Term, from August 1, 2010 to July 31, 2013, as phase I (the “Phase I”) and the remaining two years of the Term, from August 1, 2013 to July 31, 2015, the phase II (the “Phase II”). At the end of the Phase I, we and Fujian Education Media shall conduct full performance review of our cooperation under the Agreement. If we and Fujian Education mutually agreed that there is no event of violation or breach of contract, the Agreement shall be extended to Phase II. There is no assurance that the Agreement will be extended to Phase II.

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

China Yang-sheng (Nourishing Life) Paradise

On April 18, 2010, we entered into a China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement  with Jiangxi Province Zhangshu Municipal Government, pursuant to which we will invest in construction and development of China Yang-sheng (Nourishing Life) Paradise on approximately 6,000 Mu of land (approximately 988 acres, 1 Mu = 6.07 acres) in Zhangshu, Jiangxi province. Preliminarily, the Project includes (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects.

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

Results of Operations

Three Months ended September 30, 2010 compared to Three Months ended September 30, 2009

Net Revenue:

Net revenue decreased by approximately $2.97 million or approximately 21%, from approximately $14.00 million for the three months ended September 30, 2009 to approximately $11.03 million for the three months ended September 30, 2010.

Our revenue from advertisement for the three months ended September 30, 2010 was approximately $9.73 million and for the three months ended September 30, 2009 was approximately $8.49 million, representing an increase of approximately $1.24 million or approximately 15%.  This increase in our revenue from advertisement was primarily due to (i) organic growth of FETV’s revenue from approximately $7.86 million for the three months ended September 30, 2009 to approximately $7.99 million for the same period in 2010, and (ii) revenue growth of “Journey through China on the Train” program from approximately $0.63 million for the three months ended September 30, 2009 to $1.74 million for the same period in 2010.

Our revenue from tourism decreased by approximately $4.21 million or approximately 76%, from approximately $5.51 million for the three months ended approximately September 30, 2009 to approximately $1.30 million for the same period in 2010. The decrease was primarily attributable to the significant decrease in revenue generated from the Great Golden Lake due to the adverse impact of the southern China floods in June & July of 2010, from approximately $4.89 million for the three months ended September, 2009 to approximately $0.52 million for the three months ended September 30, 2010. The Golden Lake, Zhuang Rock, Louhan Mountain and Taining Old Town were timely reopened to the public after the floods, and recently we have sent a request to the local government seeking their approval for us to re-open the Shangqing River to the public in the second half of November 2010, which is currently being reviewed by the Taining government. Pending the approval from the Taining government, we will continue our engagement in restoring the Shangqing River attraction area, including its natural resources, to its original condition prior to the floods. There is no assurance that the Taining government will give us approval to re-open the Shangqing River attraction to the public in the second half of November 2010 or a short period thereafter,

Cost of Revenue:

Cost of revenue increased slightly by approximately $0.04 million or approximately 1.47%, from approximately $2.73 million for the three months ended September 30, 2009 to approximately $2.77 million for the three months ended September 30, 2010.

Our cost of revenue from advertisement for the three months ended September 30, 2009 and 2010 remained constant.

Our cost of revenue from tourism for the three months ended September 30, 2010 was approximately $0.65 million and for the three months ended September 30, 2009 was approximately $0.61 million, representing a slight increase of approximately $0.04 million or approximately 7%, as result of an increase in depreciation expenses attributable to the increase of property and equipment in the same period ended September 30, 2010.

Gross profit:

Our gross profit decreased by approximately $3.01 million, or approximately 27%, from approximately $11.26 million in the three months ended September 30, 2009 to approximately $8.25 million in the three months ended September 30, 2010. Our gross profit margin (gross profit divided by net revenue) was approximately 74.85% for the three months ended September 30, 2010, compared to the gross profit margin of approximately 80.51% for the same period in 2009, representing a decrease of approximately 7%, which was primarily attributable to the significant decrease in revenue generated from the Great Golden Lake due to the adverse impact of the flash floods in southern China in June & July of 2010.

Our gross profit from advertisement increased by approximately $1.23 million, or approximately 19.42%, from approximately $6.37 million in the three months September 30, 2009 to approximately $7.60 in the three months ended September 30, 2010. Our gross profit margin of advertisement (gross profit from advertisement divided by net revenue from advertisement) was approximately 78.22% for the three months ended September 30, 2010, compared to the gross profit margin of advertisement of approximately 75.05% for the same period in 2009. The increase was primarily attributable to the decreased TV program purchase costs in FETV’s operation.

Our gross profit from tourism decreased by approximately $4.24 million, or approximately 86.82%, from approximately $4.89 million in the three months September 30, 2009 to approximately $0.65 million in the three months ended September 30, 2010. Our gross profit margin of tourism (gross profit from tourism divided by net revenue from tourism) was approximately 49.65% for the three months ended September 30, 2010, compared to the gross profit margin of advertisement of approximately 88.92% for the same period in 2009. The decrease of gross profit margin was primarily attributable to the decreased tourism revenue against the flatted cost of revenue of tourism which could be considered as fixed cost due to the nature of business.

Operating Expenses:

Our operating expenses were approximately $1.63 million in the three months ended September 30, 2010, compared to approximately $1.73 million in the three months ended September 30, 2009, which represents a decrease of approximately $0.10 million, or approximately 6%. The decrease in our operating expenses was primarily due to shut down of the Great Golden Lake due to the flash floods in southern China in 2010.

 Income Tax

Income tax was approximately $1.99 million in the three months ended September 30, 2010, representing a decrease of approximately $0.43 million or approximately 18%, from approximately $2.42 million income tax in the three months ended September 30, 2009. The decrease was primarily attributable to lower income before tax in the three months ended September 30, 2010, which is mainly contributed by the significant decrease in revenue generated from the Great Golden Lake as a result of the flash floods in southern China in the same period.

Net Income:

As a result of the above factors, we have a net income of approximately $4.66 million in the three months ended September 30, 2010 as compared to a net income of approximately $7.14 million in the three months ended September 30, 2009, representing an decrease of approximately $2.48 million or approximately 35%, which is mainly contributed by the significant decrease in revenue generated from Great Golden Lake as a result of the flash floods in southern China in June & July of 2010.

Nine Months ended September 30, 2010 compared to Nine Months ended September 30, 2009

Net Revenue:

Net revenue increased by approximately $5.49 million or approximately 15%, from approximately $36.71 million for the nine months ended September 30, 2009 to approximately $42.2 million for the nine months ended September 30, 2010.

Our revenue from advertisement for nine months ended September 30, 2010 was approximately $27.82 million and for the nine months ended September 30, 2009 was approximately $22.97 million, representing an increase of approximately $4.85 million or approximately 21%. This increase in our revenue from advertisement was primarily due to (i) organic growth of FETV’s revenue from approximately $22.27 million for nine months ended September 30, 2009 to approximately $23.66 million for nine months ended September 30, 2010, and (ii) revenue growth generated from the “Journey through China on the Train” program by approximately $3.53 million from $0.70 million for the nine months ended September 30, 2009 to approximately $4.16 million for the nine months ended September 30, 2010.

Our revenue from tourism increased by approximately $0.64 million or approximately 5%, from approximately $13.74 million for the nine months ended September 30, 2009 to approximately $14.38 million for the nine months ended September 30, 2010. The increase was primarily attributable to a higher number of visitor arrivals to the Hua’an Tulou Cluster which started operations in the third quarter of 2009, which resulted in a revenue growth of approximately $2.94 million from approximately $0.64 million for the nine months ended September 30, 2009 to approximately $3.58 million for the nine months ended September 30, 2010.

Cost of Revenue:

Cost of revenue increased by approximately $1.37 million or approximately 18%, from approximately $7.44 million for the nine months ended September 30, 2009 to approximately $8.81 million for the nine months ended September 30, 2010.

Our cost of revenue from advertisement for the nine months ended September 30, 2010 was approximately $5.86 million and for the nine months ended September 30, 2009 was approximately $5.78 million, representing a slight increase of approximately $0.08 million or approximately 1%.

Our cost of revenue from tourism for the nine months ended September 30, 2010 was approximately $2.96 million and for the nine months ended September 30, 2009 was approximately $1.67 million.  There was an increase of $1.29 million or approximately 78%. The substantial increase was the result of (i) a higher amount of business tax payment due to the increased revenue from our tourism business, (ii) additional costs incurred by the Hua'an Tulou Cluster which was newly open to public, and (iii) adjustments to our profit sharing payment to the Fujian local government for our tourist destination operations in Fujian province, which was reclassified from Operating Expense to Cost of Revenue.

Gross profit:

Our gross profit increased by approximately $4.12 million, or approximately 14%, from approximately $29.27 million in the nine months ended September 30, 2009 to approximately $33.39 million in the nine months ended September 30, 2010. Our gross profit margin (gross profit divided by net revenue) was approximately 79.2% for the nine months ended September 30, 2010, compared to the gross profit margin of approximately 79.7% for the same period in 2009, representing a slight decrease of approximately 0.5%.

Our gross profit from advertisement increased by approximately $4.78 million, or approximately 27.76%, from approximately $17.19 million in the nine months September 30, 2009 to approximately $21.97 millionin the nine months ended September 30, 2010. Our gross profit margin of advertisement (gross profit from advertisement divided by net revenue from advertisement) was approximately 78.95% for the nine months ended September 30, 2010, compared to the gross profit margin of advertisement of approximately 74.85% for the same period in 2009. The increase was primarily attributable to the decreased TV program purchase costs in FETV’s operation.

Our gross profit from tourism decreased by approximately $0.64 million, or approximately 5.38%, from approximately $12.07 million in the nine months September 30, 2009 to approximately $11.43 million in the nine months ended September 30, 2010. Our gross profit margin of tourism (gross profit from tourism divided by net revenue from tourism) was approximately 79.43% for the nine months ended September 30, 2010, compared to the gross profit margin of advertisement of approximately 87.88% for the same period in 2009. The decrease of gross profit margin was primarily attributable to the decreased tourism revenue against the flatted cost of revenue of tourism which could be considered as fixed cost due to the nature of business.

Operating Expenses:

Our operating expenses were approximately $6.16 million in the nine months ended September 30, 2010, compared to approximately $4.48 million in the nine months ended September 30, 2009, which represents an increase of approximately $1.68 million, or approximately 37%. The increase in our operating expenses was primarily due to (i) business expansions in our newly engaged operations, e.g. Anhui Yida, Jiangxi Zhangshu and Jiangxi Fenyi; (ii) increased financing costs associated with our registered direct offering in February 2010.

Income Tax

Income tax was approximately $7.38 million in the nine months ended September 30, 2010, representing an increase of approximately $2.12 million or approximately 40%, compared to the approximately $5.26 million income tax in the nine months ended September 30, 2009. The increase was primarily attributable to higher income before tax during the nine months ended September 30, 2010.

Net Income:

As a result of the above factors, we have a net income of approximately $19.92 million in the nine months ended September 30, 2010 as compared to a net income of approximately $19.55 million in the nine months ended September 30, 2009, representing a slight increase of approximately $.37 million or approximately 2%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash from operations and proceeds from our private placement and registered direct offering in March 2008 and February 2010, respectively. These two offerings provided aggregate gross proceeds of approximately $42.6 million.

As of September 30, 2010, we had cash and cash equivalents of approximately $31.40 million as compared to approximately $5.78 million as of December 31, 2009, representing an increase of $25.62 million, which was primarily due to our registered direct offering mentioned above.  At September 30, 2010, our working capital was approximately $29.42 million.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months September 30,
	2010	2009
Net cash provided by operating activities	$23,357,752	$22,333,114
Net cash used in investing activities	$(30,523,879)	$(24,928,151)
Net cash provided by financing activities	$32,275,054	$2,491,555
Effect of exchange rate changes on cash and cash equivalents	$512,892	$110,400
Net increase in cash and cash equivalents	$25,621,819	$8,918
Cash and cash equivalents, beginning of period	$5,776,678	$8,715,048
Cash and cash equivalents, end of period	$31,398,498	$8,723,966

Net cash provided by operating activities was approximately $23.36 million for the nine months ended September 30, 2010, compared to net cash provided by operations of approximately $22.33 million for nine months ended September 30, 2009.  The $1.03 million increase was primarily due to the increase in net income during the nine months ended September 30, 2010.

Net cash used in investing activities was approximately $30.52 million for the nine months ended September 30, 2010, compared to net cash used in investing activities of approximately $24.93 million for the nine months ended September 30, 2009, representing an increase in use of cash of approximately $5.6 million, mainly due to (i) a loan of approximately $5.75 million extended to a related party, and (ii) increase in additions to long-term prepayments for acquisition of land use rights by amount of approximately $0.92 million, primarily for our Yunding project.

Net cash provided by financing activities amounted to approximately $32.28 million for the nine months ended September 30, 2010, compared to net cash provided by financing activities of approximately $2.49 million for the nine months ended September 30, 2009, representing an increase of approximately $29.79 million, mainly due to increase in non-controlling interest of $5.87 million for our newly formed subsidiary and the net proceeds of approximately $26.68 million from issuance of common stock in connection with a registered direct offering that we closed in February 2010.

2010-2011 Outlook

In 2010, we have entered into agreements to develop three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhaungshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations throughout China. We expect these three projects will complete their first phase of construction and be open to the public by the end of 2012. In addition, in September 2010 we timely announced the grand opening of our Yunding Park to the public. Over the course of the next few years, we intend to further grow and expand our businesses in China’s tourism, media, entertainment and other related industry by acquiring additional tourist areas. Such acquisitions will be financed either through our revenues and cash flows or by financings and sales of our stock or other securities.

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

Principle of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Fujian Yintai, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi and the accounts of its variable interest entity, Fujian Jiaoguang, collectively “the Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entities

According to the requirements of Accounting Standards codification (“ASC”) 810, an Interpretation of Accounting Research Bulletin No. 51 that requires a Variable Interest Entity (VIE), the Company has evaluated the economic relationships of Fujian Jiaoguang which signed an exclusive right agreement with the Company. Therefore, Fujian Jiaoguang is considered to be a VIE, as defined by FASB ASC Topic 810-10, of which the Company is the primary beneficiary.

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

Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment, intangible assets and construction in progress, for recoverability at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2010 and December 31, 2009.

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

 Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2010, we had approximately $31.40 million in cash and cash equivalents.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Item 4.  Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Our predecessor independent auditor, BDO Li Xin Da Hua, in connection with their resignation on August 8, 2010, indicated that we lacked a good system of internal controls, such as adequate documentation for certain transactions and lack of competent and well trained personnel to furnish US GAAP based reporting documents to be filed; which significantly delayed work progress. BDO Li Xin Da Hua did not issue any audit or review report on our financial statements from the appointment date of May 20, 2010 to the date of resignation, August 8, 2010.

Our management takes very seriously the strength and reliability of the internal control environment for us and has begun to undertaking measures necessary to improve the control environment that include:

•	maintaining effective communication with our independent auditors to mitigate any discrepancies that can potentially arise with the change of independent auditors,
•	hiring a professional SOX consultant,
•	strengthening our finance team with additional qualified personnel and training in US GAAP reporting requirements, and
•	developing a comprehensive plan and engaging required resources to further strengthening our internal controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Yongxi Lin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Yongxi Lin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Yida Holding, Co.

Date: November 12, 2010	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer

Date: November 12, 2010		/s/ George Wung
George Wung Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2010		/s/ Yongxi Lin
Yongxi Lin Financial Controller (Chief Accounting Officer)