Form 10-K
period 2010-12-31
CHINA YIDA HOLDING, CO.
filed 2011-03-16
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-26777

China Yida Holding, Co.
 (Exact name of as specified in its charter)

DELAWARE	50-0027826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian, P. R. China,	350003
(Address of principal executive offices)	(Zip Code)

+86 (591) 2830 8999
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act

Not Applicable
_____________________________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes [   ]                                        No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

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
Yes [     ]                                        No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [     ]                                        No  [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on NASDAQ Capital Market exchange on such date was $120,670,242.

The number of shares outstanding of the registrant’s common stock as of March 15, 2011 was 19,551,785 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders which the registrant plans to file with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2010
Part III

INDEX

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

INDEX

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

ii

INDEX

PART I

ITEM 1.   BUSINESS

Corporate Overview

We, together with our subsidiaries, operate as a diversified entertainment company in the People’s Republic of China, headquartered in Fuzhou, Fujian, China. Our business consists of two segments, advertisement and tourism.  Our advertisement segment includes the operation and management of a domestic television channel and outdoor on-train programming. This segment manages the content and re-sells airtime to advertisers and agencies for the television channel, and produces the content for outdoor on-train programming. Our tourism segment develops, operates, manages and markets domestic tourist destinations, including natural, cultural, and historical tourist destinations and theme parks. This segment also creates / designs and constructs new tourist concepts, attractions and properties for our tourist destinations.

Our advertisement segment currently operates and manages the Fujian Education Television Channel (“FETV”), a province wide television channel in Fujian, and the “Journey through China on the Train” programming (or the “Railway Media”) on China’s high-speed railway networks.

Our tourism segment currently has three destinations that are open to the public. They are (i) the Great Golden Lake tourist destination (the “Great Golden Lake”, titled with Global Geopark and the part of China Danxia – a World Natural Heritage Site granted by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”)) in Taining County, Fujian, (ii) Yunding Recreational Park (a large-scale recreational park, or the “Yunding Park”) in Yongtai County, Fujian, and (iii) Hua’An Tulou cluster (or the “Earth Buildings” or the “Tulou”, part of Fujian Tulou – a World Cultural Heritage Site granted by UNESCO) in Hua’An County, Fujian.

We also currently have three other destinations that are under the construction. These include, (i) Ming Dynasty Entertainment World (“Ming Dynasty Entertainment World”), a theme park style destination located in Bengbu, Anhui, (ii) the China Yang-sheng (Nourishing Life) Paradise (“Yang-sheng Paradise”), a theme park style destination featuring a rare salt water hot spring located in Zhangshu, Jiangxi, and (iii) the City of Caves (“City of Caves”), an underground natural attraction located in Xinyu, Jiangxi.

To operate our business in China, we need to enter into cooperation agreements with certain China government agencies / branches or government-owned-entities. In 2010, through our various wholly owned subsidiaries in China, we entered into four cooperation agreements. They are (i) an agreement with the Anhui Province Bengbu Municipal Government to obtain land-use-rights and develop, operate and manage Ming Dynasty Entertainment World, (ii) an agreement with Jiangxi Province Zhangshu Municipal Government to obtain land-use-rights and develop, operate and manage Yang-sheng Paradise, (iii) an agreement with Jiangxi Province People’s Government of Fenyi County to develop, operate and manage City of Caves, and (iv) an exclusive management rights agreement with Fujian Education Media Limited Company, a wholly state-owned entity by Fujian Education Television Station, for the operation of FETV with three years exclusive management rights for the operation of FETV with an option to renew for two additional years.

Our Corporate History and Structure

China Yida Holding Co. was organized as a Delaware Corporation in June 4, 1999, formerly known as Apta Holdings, Inc. (“Apta”).  Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd (“Hong Kong Yi Tat”), a company incorporated under the laws of Hong Kong.  Immediately prior to the Merger (defined below), Mr. Chen Minhua and his wife, Ms. Fan Yanling, were the majority shareholders of Keenway Limited.

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

Hong Kong Yi Tat was incorporated as the holding company of our operating entities, (i) Fujian Jintai Tourism Development, Co, Ltd. (“Fujian Jintai Tourism”), (ii) Yida (Fujian) Tourism Group., Ltd. (formerly known as, Fujian Yunding Tourism Industrial Co., Ltd.) (“Fujian Yida”), (iii) Fujian Jiaoguang Media, Co., Ltd. (“Fujian Jiaoguang”), and (iv) Fujian Yida Tulou Tourism Development Co. Ltd (“Tulou”).  Hong Kong Yi Tat does not have any other operations.

INDEX

Fujian Jintai Tourism

Fujian Jintai Tourism was formed on October 29, 2001.  Its primary business is tourism at the Great Golden Lake.  The Company also offers bamboo rafting, parking lot service, photography services and ethnic cultural communications.

Fujian Jintai Tourism has one wholly owned subsidiary, Fuzhou Hongda Commercial Services Co., Ltd, (“Hongda”).  Hongda currently does not have any operations.  On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yida, pursuant to which Fujian Yida acquired 100% of the issued and outstanding shares of Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) from Hongda at the aggregate purchase price of RMB 3,000,000.  As a result, Fujian Yida became the 100% holding company of Fuyu.  Fuyu is engaged in the mass media segment of our business.  Its primary business is focused on advertising, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

Fujian Jintai Tourism also owned 100% of the ownership interest in Fujian Yintai Tourism Co., Ltd. (“Yintai”). On March 15, 2010 Fujian Jintai Tourism entered into an equity transfer agreement with Fujian Yida, pursuant to which Fujian Yida acquired 100% of the issued and outstanding common stock of Yintai from Fujian Jintai Tourism at the aggregate purchase price of RMB 5,000,000. As a result, Yintai became a wholly owned subsidiary of Fujian Yida. Yintai was deregistered on November 18, 2010.

Fujian Yida

Fujian Yida’s primary business relates to the operation of our Yunding tourism destination and all of our newly engaged tourism destinations, and the management of our media business.

On March 16, 2010, Fujian Yida formed a wholly-owned subsidiary, Yongtai Yunding Resort Management Co., Ltd. (“Yunding Resort Management”) with its official address at No. 68 Xianfu Road, Zhangcheng Town, Yongtai County, China.  Yunding Resort Management currently has no material business operations. We plan to develop Yunding Resort Management into a business entity primarily focusing on the operations of our Yunding Park.

On April 12, 2010, our operating subsidiary Fujian Yida, which was called “Fujian Yunding Tourism Industrial Co., Ltd” changed its name to “Yida (Fujian) Tourism Group Limited”.  This was to reflect its new role of expanding our business in operations of domestic tourism destinations in China by acquiring new tourism destinations.

On April 15, 2010, Fujian Yida entered into agreement with Anhui Xingguang Group to set up a joint venture – Anhui Yida Tourism Development Co. Ltd (“Anhui Yida”) by investing 60% of the equity interest.  Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida.  The primary business of Anhui Yida focuses on developing the Ming Dynasty Entertainment World.

On July 6, 2010, Fujian Yida formed a wholly-owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Co. Ltd. (Zhangshu Tourism Development), in Zhangshu City, Jiangxi Province to develop the Yang-sheng Paradise.

On July 7, 2010, Fujian Yida formed a wholly-owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co. Ltd. (Fenyi Tourism Development), in Xinyu City, Jiangxi Province to develop the City of Caves.

Fujian Jiaoguang

Fujian Jiaoguang and our contractual relationship met the requirements of the Accounting Standard Codification ("ASC") 810, to consolidate Jiaoguang’s financial statements as a Variable Interest Entity. Fujian Jiaoguang has no material business operations.

Tulou

Tulou is 100% owned by Hong Kong Yi Tat.  Tulou’s primary business relates to the operation of Tulou, one of our tourism destinations.

INDEX

 The following chart depicts our current corporate structure:

China Yida Holding Co., a Delaware corporation (CNYD)
100%
Keenway Limited, a Cayman Islands company
100%
Hong Kong Yi Tat International Limited, a Hong Kong company
Off Shore
On Shore
100%
Contractual Agreement
Fujian Jiaoguang Media Co. (VIE)
100%
Fujian Yida Tulou Tourism
100%
Fujian Jintai Tourism Developments Co., Ltd ("WFOE")
100%
Fuzhou Hongda Commercial Services, Ltd
Yida (Fujian) Tourism Group Limited
98%
100%
Fuzhou Fuyu Advertising Co., Ltd
2%
100%
Jiangxi Fenyi (Yida) Tourism Development Co., Ltd
100%
Yongtai Yunding Resort Management Co.
60%
Anhui Yida Tourism Development Co., Ltd
Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd

INDEX

Our Variable Interest Entity Agreements

We do not have a direct ownership interest in Fujian Jiaoguang. On December 30, 2004, Jiaoguang and its shareholders entered into a set of contractual arrangements with us which governs the relationships between Fijian Jiaoguang and the Company. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate Fujian Jiaoguang, and collect and own all of Fujian Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Fujian Jiaoguang have vested their voting control over Fujian Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Fujian Jiaoguang, Fujian Jiaoguang and its shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Fujian Jiaoguang or, alternatively, all of the assets of Fujian Jiaoguang.  Further, the shareholders of Fujian Jiaoguang have pledged all of their rights, titles and interests in Fujian Jiaoguang to us under an Equity Pledge Agreement. We effectuated this organizational structure due to China’s limitations on foreign investments and ownership in Chinese domestic businesses.  Generally, the Chinese law prohibits foreign entities from directly owning certain types of businesses, such as the media industry.  We have obtained an opinion from Allbright Law Office, our Chinese legal counsel, that this structure is legal and valid and that the U.S. holding corporation can obtain the same benefits and risks with this contractual structure as it would with a direct equity ownership.

Our Products, Services and Customers

Advertisement

FETV

Covering approximately 92% of the population of Fujian province located in southeastern China with a population of over 35 million, FETV, owned by the Fujian Education TV Station, is a provincial comprehensive entertainment television channel ranked #4 in ratings in Fujian province (Source: ACNielsen 2008 Survey).

On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015 (the “Term”), with the first three years of the Term, from August 1, 2010 to July 31, 2013, as phase I (the “Phase I”) and the remaining two years of the Term, from August 1, 2013 to July 31, 2015, the phase II (the “Phase II”). At the end of the Phase I, we and Fujian Education Media shall conduct full performance review of our cooperation under the Agreement. If we and Fujian Education mutually agree that there is no event of violation or breach of contract, the Agreement shall be extended to Phase II. There is no assurance that the Agreement will be extended to Phase II. During the Phase I Period and Phase II Phase, we shall pay annual payment of RMB 12,000,000 to Fujian Education TV Station for the first year and shall be increased by 20% per year for each of subsequent years during two phases.

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

Railway Media

In February 2009, we entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. The infomercial programs will be broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P. R. China and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling product placement advertisements. At the end of 2010, “Journey through China on the Train” was shown on approximately 136 railroad lines.

INDEX

Tourism

The Great Golden Lake

The Great Golden Lake is located in Taining County, surrounding Sanming, Nanping of Fujian Province and Nanchang of Jiangxi Province. This tourist attraction covers more than approximately 230 square kilometers, including five main scenic areas: (1) the Golden Lake; (2) Shangqing River; (3) Zhuangyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.

In 2001, we entered into a tourism management revenue sharing agreement with Taining government, to operate and to manage the Great Golden Lake destination from 2001 through 2032. We initially invested approximately $30 million to improve the infrastructure, and through a well-designed marketing campaign, we have succeeded in increasing the number of the visitors from approximately 30,000 in 2001 to approximately 470,000 in 2010. Currently most visitors to the Great Golden Lake are from Fujian, Shanghai, Guangdong and Jiangxi. With easier transportation and increased marketing, we expect that the Great Golden Lake should be able to attract more visitors from other provinces of China and even foreign countries. Our revenue from the operations of the Great Golden Lake is generated from entrance ticket fees. The Great Golden Lake as recognized as the Global Geopark and part of China Danxia – the World Natural Heritage Site grant by UNESCO in 2005 and 2010, respectively.

Yunding Park

In November 2008, we entered into the Tourist Destination Cooperative Development Agreement with Yongtai County Government effective until 2048. Pursuant to the agreement, we obtained the exclusive right to develop the Yunding Park, which is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We plan to invest total of approximately $70 million to build the tourism, transportation and entertainment facilities.  As of December 31, 2010, we have invested approximately $65 million.  And we expect to generate revenue from entrance fees, cable cars and other entertainment activities. In September 2010, we timely announced the grand opening of our Yunding Park to the public.

Hua’an Tulou Cluster (or the “Earth Buildings” or the “Tulou”)

The Tulou Cluster, composed of large multilayer earth buildings built by ancient wealthy families as their residence, is known for their unique round shape, ingenious structure and oriental mystery. The Tulou Cluster was recognized as part of Fujian Tulou World Cultural Heritage Site in 2008 by UNESCO. The Tulou Cluster is a 1.5 hour drive from Xiamen City, one of Fujian’s most famous tourist coastal cities.

In December 2008, we entered into a Tourist Resources Development Agreement with Hua’an County Government.  The agreement is effective until 2048. Pursuant to this agreement, we began to develop the Hua’an Tulou tourist destinations with a right of priority to develop other scenic areas in Hua’an County. Hua’an Tulou Cluster requires a total capital input of approximately $7.5 million to put it into infrastructure and facility constructions. The Hua’an Tulou Cluster was closed during the construction and re-opened to the public before the fourth quarter of 2009. Currently, approximately half of its visitors are from overseas, including Taiwan. We expect our revenue to be generated from the sale of entrance ticket fees, fees from rides on tour cars, and food at our restaurants.

Ming Dynasty Entertainment World

On April 15, 2010, we jointly with Anhui Xingguang Investment Group Ltd., a reputable privately held company engaged in real estate and commercial development in Anhui province, entered into an Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement (the “Agreement”) with Anhui Province Bengbu Municipal Government, pursuant to which we and Anhui Xingguang formed a limited liability company, with a total registered capital of RMB 100 million (approximately $14.6 million) to engage in construction and development of a new tourism destination -- Ming Dynasty Entertainment World in Bengbu City, Anhui Province.

The Ming Dynasty Entertainment World will be built on approximately 5,000 Mu of land (approximately 824 acres, 1 acre = 6.07 Mu, the “Project Land”), and is planned to include recreational developments of Royal Hot Spring World, Royal Tour Town, Filial Piety Temple and Royal Hunting Garden.

Yang-sheng Paradise

On April 18, 2010, we entered into a China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement with Jiangxi Province Zhangshu Municipal Government, pursuant to which we will invest in construction and development of China Yang-sheng (Nourishing Life) Paradise on approximately 6,000 Mu of land (approximately 988 acres, 1 acre = 6.07 Mu) in Zhangshu, Jiangxi province. Preliminarily, Yang-sheng Paradise is planned to include (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects. We formed a limited liability company with a total registered capital of RMB 20 million (approximately $3 million) as of December 31. 2010.

The City of Caves

On June 1, 2010, we entered into an agreement with Jiangxi Province People’s Government of Fenyi County in Xinyu city, Jiangxi Province, to develop a brand new tourism project to be named "The City of Caves", based on the largest and most characteristic karst land underground caverns in China.

INDEX

The first phase, mainly composed of Altair Cave and Vega Cave, is scheduled to start trial operation in 2012. The second phase will include the Hanmao Cave Cluster and the third phase will include the tourism resources of Dagang Mountain. Investment budget for each phase will be RMB100 million ($14.7 million), with a total budget of RMB300 million ($44.1 million). The City of Caves will attract tourists who are visiting the several nearby world-class tourism destinations, including Sanqing Mountain, Longhu Mountain, Jinggang Mountain, and Lu Mountain, all of which are famous and popular attractions in China. In addition, the Project is approximately a one-hour drive from China Yida's Yang-sheng Paradise, which means the Company can integrate the resources of the two projects and launch a very cost-effective and powerful integrated marketing campaign. The Project will be designed to provide comprehensive cultural background and will feature a high level of interaction between natural views and entertainment experiences, as compared to simple sightseeing of peer caves. We formed a limited liability company and committed RMB 60 million (approximately $9 million) of capital investment.  As of December 31, 2010, RMB 12 million (approximately $1.8 million) was contributed to the company.

MARKETING AND DISTRIBUTION METHODS OF PRODUCTS AND SERVICES

Tourist and related Operations

The current marketing strategy of our tourist and related operations has two major promotional elements. The first is promoting the unique brand and scenic locations through traditional advertisement mediums.  These traditional channels include television, radio and print media.  To reduce costs, the Company has implemented a cost minimization plan whereby the majority of the media advertisement and promotion of the tourist destination is done through the media platforms available to the Company, including FETV and Railway Media. This cost minimization plan allows our tourist and related operations to reduce its cost of advertising while maintaining a relatively high degree of exposure through our provincial TV channel province-wide and through China’s high-speed railway network.

The second element of the Company's marketing effort of tourist and related operations is promotion of the scenic destinations through the attainment of nationally and internationally recognized merits of scenic achievement.  To this end, the Great Golden Lake has received the designation of the Global Geo-park from UNESCO and has become part of China Danxia – the World Natural Heritage Site by UNESCO and ranked in China’s Top 10 Most Appealing Destinations and Top 50 Places for Foreigners to Visit.  During the second half of 2008, Dadi Tulou was included on the World Cultural Heritage List as part of the Fujian Tulou.  By achieving this high degree of recognition, the destination becomes visible on a massive scale increasing the draw of tourists from a provincial to an international level.  The goal is to significantly increase the daily visitation rate through attainment of significant merit.

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

Promotion through media coverage: we attract a lot of our advertising clients through our media coverage.  Our FETV channels reach an approximate coverage rate of 92% in Fujian Province which covers approximately 28 million people.  Our Railway Media on China’s high-speed railway network railroad system currently covers approximately 200 million people a year.

INDEX

STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS/SERVICES

We expect that our company will grow over the next few years.  Following are new products/services we publicly announced during the fiscal year 2010

FETV

Pursuant to a management agreement (the “Management Agreement”) between Fujian Education TV Station and Fujian Jiaoguang, our subsidiary, we gained seven years management rights from the Fujian Education TV Station,  from August 1, 2003 to July 31, 2010 (the “Initial Management Term”), to operate FETV at a fixed annual payment of RMB 10,000,000.  On August 1, 2010, FETV and Fuyu, our wholly owned subsidiary, entered into a new management agreement with a term of three years, commencing on August 1, 2010 through July 31, 2013 (“Phase I Period”). Upon the expiration of Phase I Period, if the parties mutually agree that there is no action of violation or breach of contract, then the Management Agreement will be automatically extend for another two (2) years, commencing from August 1, 2013 and expiring on July 31, 2015. During the Phase I Period and Phase II Phase, we shall pay annual payment of RMB 12,000,000 to Fujian Education TV Station for the first year and shall be increased by 20% per year for each of subsequent years during two phases.

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

Yunding Park

On November 27, 2008, we entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China.  The total planned investment of Yunding Park was $740 million. Pursuant to the agreement, the Yongtai government granted us the exclusive right and special authorization to develop tourist destinations in Fuzhou located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008.  Accordingly, we are obligated to construct, operate and manage the two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtai government.  We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the Yongtai government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. In September 2010, we timely announced the grand opening of our Yunding Park to the public.

Ming Dynasty Entertainment World

On April 15, 2010, jointly with Anhui Xingguang Investment Group Ltd. (the “Anhui Xingguang”), we entered into an agreement with Bengbu Municipal Government to develop the Ming Dynasty Entertainment World in the southeast part of Bengbu, Anhui Province, which covers a total area of approximately 5,000 Mu (approximately 824 acres as 1 acre = 6.07 Mu).

Bengbu, located in the rich and populous Changjiang River Delta, is believed to be one of the most important transportation hubs in China given its proximity to the existing Beijing-Shanghai railway and Huai River. The Company expects Bengbu to become very accessible to a population of over 200 million within the 3-hour economic circle. The first emperor of the Ming Dynasty, Majesty Yuanzhang Zhu, was born in region of Bengbu in 1328. This city has a rich history, with several historical sites related to the Ming Dynasty, including the tomb of Majesty Yuanzhang Zhu's parents. The Ming Dynasty Entertainment World plans to include Royal Hot Spring World (a resort hotel), Royal Tour Town, Filial Piety Temple and Royal Hunting Garden.  The destination will reproduce the royal life of the Ming Dynasty at its height of power and splendor. Management's vision is for visitors to experience the recreational activities of the ancient royal families. The Filial Piety Temple will commemorate his Majesty Yuanzhang Zhu, who embraced the Confucian ideal of filial piety, for respect for parents and ancestors throughout his life and introduced several related laws and policies. This temple, which could be as splendid as the Temple of Heaven in Beijing, and is expected to serve as an important educational base and contribute other social and economic benefits.

A new project company (hereinafter the Project Company), with a total registered capital of RMB100 million (approximately $14.6 million), has been formed by China Yida and Anhui Xingguang. The Company is required to contribute approximately RMB60 million (approximately $8.78 million) to retain 60% equity of the Project Company, and Anhui Xingguang is required to contribute approximately RMB40 million (approximately $5.8 million) to retain 40% equity of the Project Company. Anhui Xingguang is a reputable private company with businesses in the real estate and commercial sectors locally. This Project Company is expected to combine the expertise in real estate development, tourism and commerce from both shareholders. China Yida will be responsible for the planning and operation of the Ming Dynasty Entertainment World. For the first phase of construction, the Project Company is budgeting approximately RMB250 million (approximately $36.6 million), with China Yida and Anhui Xingguang contributing on a pro rata basis, and includes the purchase of the 40-year land use rights for a parcel of approximately 41.185 acres (commercial land use, "Commercial Land") and another parcel of approximately 82.37 acres (industrial land use, "Industrial Land") as well as the construction of the Royal Hot Spring World. Management expects to open the first phase of the Ming Dynasty Entertainment World to visitors by the end of 2012. The Project Company will be allowed to lease a larger piece of land with approximately 4,500 Mu (approximately 740 acres, ecological land use, "Ecological Land") for approximately RMB350,000 (approximately $51,300) per annum from the local residents.

INDEX

The Company's management believes that it is able to fund the first phase construction from current cash and operating cash flow over the next two years, and does not expect to require additional equity financing. After the Royal Hot Spring World starts operation, the Company expects to obtain loans from local banks backed by fixed assets, including the land.
.
The revenues from Ming Dynasty Entertainment World will include entrance fees, hotel rental, conference room fees, and entertainment service fees. In addition, the Company has planned a Ming Dynasty featured shopping street in the Royal Tour Town and expects to generate revenues from commercial real estate rent and maintenance fees. On the Commercial Land, tourism real estate could be planned to generate additional revenues.

Yang-sheng Paradise

On April 22, 2010, we entered into an agreement with Zhangshu Municipal Government to develop the Yang-sheng Paradise, a large-scale vacation destination covering a total area of approximately 6,000 Mu (approximately 988 acres as 1 acre = 6.07 Mu), in Zhangshu City, Jiangxi Province. The Project is designed to focus on the theme of famous Taoist practice – Yang-sheng (nourishing life), with Zhangshu City’s rare natural resources – salt water hot spring, and reputation as one of China’s traditional medicine and herb center.  Yang-sheng (nourishing life) is the foundation of Taoist lifestyle, which is still desired and actively pursued within today’s Asian community.

The Project will be developed approximately two (2) kilometers from Zhangshu’s downtown, and within one hour travel from the adjacent airport or Nanchang, the capital city of Jiangxi Province. In addition, the Project is on the route from Nanchang to Lu Mountain, a World Natural Heritage Site, and Jing-Gang Mountain, one of the most popular political education tourism destinations as it was at the origin of Chairman Mao’s military force.

The capital expenditure planned for the first development phase of Project is estimated at approximately RMB250 million (approximately $36.6 million), which includes the planned construction of the Salt Water Hot Spring Spa & Health Center (the “SPA Center”), the Yang-sheng Holiday Resort (the “Resort Hotel”), in-destination roads and lakes, and the purchase of the land use rights for a parcel of approximately 3,000 Mu (approximately 494 acres, commercial and residential land use, the “Commercial Land”) as well as the rental payment for a parcel of approximately 3,000 Mu (approximately 494 acres) with the annual rent estimated at RMB0.5 million (approximately $73,300).

Management expects that the SPA Center and the Resort Hotel will be open to the public by the end of 2012.

In addition to the SPA Center and the Resort Hotel, Company plans to build additional attractions on the Project site that may include the World Yang-sheng Cultural Museum, the International Camphor Tree Garden, the Chinese Medicine & Herb Museum, the Yang-sheng Sports Club, the Old Town of Chinese Traditional Medicine and other Yang-sheng related projects and tourism real estate projects. The Company is now conducting in-depth research, evaluation and preparation on these plans.

Zhangshu Municipal Government has agreed not to approve any additional salt water hot spring or related tourism projects to any third parties to protect the exclusivity of Project.  The government will waive 100% of the income tax for the first two years commencing from the grand opening and 50% for the subsequent three years.  It will also waive the salt water hot spring resources tax and tourism resources tax within the Project’s whole life. In addition, it will waive or reduce most of the administration fees throughout the Project’s constructions. It will also allow China Yida to pay for its outdoor lighting at a cheaper rate as of city’s street lighting.

City of Caves

On June 1, 2010, we entered into an agreement with Jiangxi Province People’s Government of Fenyi County in Xinyu City, Jiangxi Province, to develop a brand new tourism project to be named "The City of Caves" based on the largest and most characteristic karst land underground caverns in China, for a management period of forty (40) years commencing from 2010.

Fenyi County is located in the mid-west of Xinyu City, 30 kilometers from downtown Xinyu. Xinyu is believed to have highest industrialization among all cities of Jiangxi Province, featuring two key industries, steel and photovoltaic.  Management estimates that a three-hour driving circle will cover a population of approximately 50 million in 11 cities including the three provincial capital cities of Nanchang, Changsha and Wuhan. Several rail lines and highways across Xinyu make transportation convenient.

INDEX

The first phase, mainly composed of Altair Cave and Vega Cave, is scheduled to start trial operation in 2012. The second phase will include the Hanmao Cave Cluster and the third phase will include the tourism resources of Dagang Mountain. Investment budget for each phase will be RMB100 million ($14.7 million), with a total budget of RMB300 million ($44.1 million). The City of Caves will attract tourists who are visiting the several nearby world-class tourism destinations, including Sanqing Mountain, Longhu Mountain, Jinggang Mountain, and Lu Mountain, all of which are famous and popular attractions in China. In addition, the Project is only a one-hour drive from China Yida's Yang-sheng Paradise, which means the Company can integrate the resources of the two projects and launch a very cost-effective and powerful integrated marketing campaign. The Project will be designed to provide comprehensive cultural background and will feature a high level of interaction between natural views and entertainment experiences, as compared to simple sightseeing of peer caves.

The Government will waive or reduce most of the administration fees. It will also allow China Yida to pay for its landscape lighting based upon the discounted municipal public lighting rate. Yida will benefit from the preferential electricity rate because the electricity is expected to be a main component of the operational expenses due to the massive use of electricity for lighting in the scenery project. The Fenyi government will supply the land to China Yida to build tourism facilities at a rate no higher than direct cost through leasing or transferring land use rights.

INDUSTRY AND COMPETITIVE FACTORS

We are currently involved in the tourism and advertisement industries in China.  Both industries are experiencing significant growth in China.  New competitors are entering these industries at a record pace.  Competition is increasing and it is beginning to become difficult to gain market share and grow.  There are, however, certain factors that we believe will be critical for our growth:

1. Successful track record of operating both businesses and maintaining its leading management position; and
2. Experienced management team with more than 70 years of combined experience in China media, tourism and entertainment industry.

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

EMPLOYEES

Currently, we have a total of 385 full-time employees in our Creation Division, Management Division and Marketing Division, including 16 executive officers and senior management.

Available Information

Our website is http://www.yidacn.net/html/index.php. We provide free access to various reports that we file with, or furnish to, the U.S. Securities and Exchange Commission, or the SEC, through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports.  Information on our website does not constitute part of and is not incorporated by reference into this Annual Report on Form 10-K or any other report we file or furnish with the SEC.  You may also read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. You may call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov.

INDEX

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

●
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

●
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

●
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

INDEX

●	IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES OR EXPAND OUR MEDIA OPERATIONS AND ACQUIRE ADDITIONAL TOURIST ATTRACTIONS, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

We expanded our business in 2010 by acquiring the operation rights of additional tourist attractions under various agreements, including the City of Caves, Yang-sheng Paradise, Ming Dynasty Entertainment World and FETV.  Since 2008, we have entered various agreements for Yongtai Beixi and Jiezhukou Lake, Hua’an Tulou, and the Great Golden Lake, and establishing collaboration with Railway Media Center to produce programs titled “Journey through China on the Train.” Our continuous business development plan is based on a further expansion of our media services and acquisition of additional tourist attractions. There is inherent risks and uncertainties involved throughout these stages of development.  There is no assurance that we will be successful in continuously expanding our media operations or acquiring additional tourist attractions, or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to successfully implement these further development strategies, our business operations and financial performance may be adversely affected.

●	TOURISM AND MEDIA ARE COMPETITVE BUSINESS ENVIRONMENTS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

We operate in a competitive environment and have to compete with other tourist destinations and media outlets in order to attract visitors and customers.  In order to be successful in attracting visitors or customers we may be forced to lower prices or spend more money on advertising to continue to compete with our competitors.  These competitive measures may result in lower net income.

●	ECONOMIC CRISIS OR TURMOIL, OR SUPPRESSION ON INDIVIDUAL RIGHTS MAY CAUSE A DOWNTURN IN CHINA’S TOURISM INDUSTRY.

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

●	OUR BUSINESS MAY BE DIRECTLY AND INDIRECTLY AFFECTED BY UNFAVORABLE WEATHER CONDITIONS OR NATURAL DISASTERS THAT REDUCE THE VISITS OF OUR RESORTS AND DESTINATIONS

Poor or unusual weather conditions, can significantly affect the visits of the tourists to our resorts and destinations. Insufficient levels of rain or drought can cause significant affect to our tourist destination. Temperatures outside normal ranges can also reduce tourists’ volume. Natural calamities such as regional floods, hurricanes, earthquakes, tsunamis, or other storms, and droughts can have significant negative effects on our tourism business. In the second half of 2010, we had to close part of our tourist destination in Great Golden Lake due to flooding, as a result we had reduced revenue.

●	THE SLOW RECOVERY OF THE GLOBAL ECONOMIC CRISIS COULD AFFECT THE OVERALL AVAILABILITY AND COST OF EXTERNAL FINANCING FOR OUR OPERATIONS.

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

●	A FAILURE TO EXPAND OUR MEDIA OPERATIONS OR GOVERNMENT REGULATIONS RESTRICTING THE MEDIA INDUSTRY IN CHINA COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.

If our advertising and media operations fail to grow, this would have a negative impact on our future operating results.  Further, government regulations, if enacted, restricting media content would negatively affect our media operations.  Any restriction on media content would limit the potential amount of customers able to use our media services and negatively impact our financial results.

INDEX

●	WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

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

●	WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

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

●	WE DO NOT CARRY ANY BUSINESS INTERRUPTION INSURANCE, PRODUCT LIABILITY OR RECALL INSURANCE OR THIRD-PARTY LIABILITY INSURANCE.

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

●	MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL WHICH MAY RESULT IN THE DELAY OR PREVENTION OF A CHANGE IN OUR CONTROL.

Mr. Chen Minhua, our Chairman and Chief Executive Officer, through his common stock ownership, currently has voting power equal to approximately 28.70% of our voting securities. Ms. Fan Yanling, our Vice President of Operations and the spouse of Mr. Chen Minhua, through her common stock ownership, currently has voting power equal to approximately 28.70% of our voting securities.  Mr. Chen Minhua and Ms. Fan Yanling have combined voting power in our Company equal to approximately 57.40% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

●	WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

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

●
IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR ORDINARY SHARES MAY BE ADVERSELY IMPACTED.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the effectiveness of the company’s internal controls over financial reporting.  Under current SEC rules, we will be required to include a management report and our independent registered public accounting firm’s attestation report beginning with our annual report for the fiscal year ending December 31, 2010.  Our management may conclude that our internal controls over our financial reporting are not effective.  Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability

INDEX

●	WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY FOR OUR SHARES OF COMMON STOCK.

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

●	WE HAVE A CONTRACTUAL RELATIONSHIP WITH FUJIAN JIAOGUANG MEDIA WHICH MAY BE IN NON-COMPLIANCE WITH PRC LAWS AND DOES NOT PROVIDE THE SAME OPERATIONAL CONTROL AS A DIRECT EQUITY INTEREST.

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

●
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

●
IF THE MINISTRY OF COMMERCE, OR MOFCOM, CHINA SECURITIES REGULATORY COMMISSION, OR CSRC, OR ANOTHER PRC REGULATORY AGENCY, DETERMINES THAT MOFCOM AND CSRC APPROVAL OF OUR MERGER WAS REQUIRED OR IF OTHER REGULATORY OBLIGATIONS ARE IMPOSED UPON US, WE MAY INCUR SANCTIONS, PENALTIES OR ADDITIONAL COSTS WHICH WOULD DAMAGE OUR BUSINESS.

INDEX

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

●
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

●	IF THE PRC IMPOSES RESTRICTIONS DESIGNED TO REDUCE INFLATION, FUTURE ECONOMIC GROWTH IN THE PRC COULD BE SEVERELY CURTAILED WHICH COULD HURT OUR BUSINESS AND PROFITABILITY.

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

●	FLUCTUATIONS IN EXCHANGE RATES COULD HARM OUR BUSINESS AND THE VALUE OF OUR SECURITIES.

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

INDEX

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

●	EXCHANGE CONTROLS THAT EXIST IN THE PRC MAY LIMIT OUR ABILITY TO UTILIZE OUR CASH FLOW EFFECTIVELY.

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

●
PRC REGULATION OF LOANS AND DIRECT INVESTMENT BY OFFSHORE HOLDING COMPANIES TO PRC ENTITIES MAY DELAY OR PREVENT US FROM USING THE CASH FLOWS TO MAKE LOANS OR ADDITIONAL CAPITAL CONTRIBUTION TO OUR PRC OPERATING SUBSIDIARIES, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR LIQUIDITY AND OUR ABILITY TO FUND AND EXPAND OUR BUSINESS.

In utilizing our cash flow, we are permitted under PRC laws and regulations to provide funding to the PRC subsidiaries only through loans or capital contributions, and to our affiliated PRC entities only through loans, in each case subject to satisfaction of applicable government registration and approval requirements. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all. In the event that we are prevented from using the funds to fund the operation of our PRC subsidiaries, we will use our best efforts to obtain the required approvals, however, we may not be able to utilize the funds in the event that the PRC laws and regulations do not permit it.

In utilizing our cash flow, we, as an offshore holding company of our PRC operating subsidiaries, may use the cash flow to make loans to our PRC subsidiaries, or make additional capital contributions to our PRC subsidiaries. Any loans to our PRC subsidiaries are subject to PRC regulations and approvals. For example, loans by us to finance the activities of our PRC subsidiary, which is a foreign-invested enterprise, cannot exceed statutory limits and must be registered with SAFE or its local counterpart, and the accumulative amount of foreign currency loans will not exceed the difference between the total investment and the registered capital of our PRC subsidiary, which is a foreign-invested enterprise.

We may also decide to finance our PRC subsidiary by means of capital contributions. Any additional capital contributions to our PRC subsidiaries, which are foreign-invested enterprises, must be approved by the MOFCOM.

We cannot assure you that we can obtain the necessary government registrations or approvals on a timely basis, if at all, with respect to future loans or capital contributions by us to our PRC subsidiaries. If we fail to timely receive such registrations or approvals, or at all, our ability to use the proceeds of this offering and to capitalize our PRC operations would be adversely affected, which could adversely affect our liquidity and our ability to fund and expand our business.

INDEX

●
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

●	ANY OUTBREAK OF THE SWINE FLU (H1N1), SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, THE AVIAN FLU, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM IN THE PRC COULD ADVERSELY AFFECT OUR OPERATIONS.

There have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China, where all of our facilities are located and where all of our sales occur.  Our business is dependent upon our ability to attract a large volume of visitors to our tourism destinations, and an outbreak of the Swine Flu, or a renewed outbreak of SARS, the Avian Flu, or another widespread public health problem in China, could have a negative effect on our operations.  Any such outbreak could have an impact on our operations as a result of:

●	quarantines or closures of our tourist destinations
●	the sickness or death of our key officers and employees, and
●	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

●
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

●	BECAUSE OUR FUNDS ARE HELD IN BANKS IN UNINSURED PRC BANK ACCOUNTS, THE FAILURE OF ANY BANK IN WHICH WE DEPOSIT OUR FUNDS COULD AFFECT OUR ABILITY TO CONTINUE IN BUSINESS.

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

●
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

●	Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,
●	changes in taxation,
●	changes in employment restrictions,
●	import duties, and
●	currency revaluation.

INDEX

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

●	THE CHINESE LAWS AND REGULATIONS WHICH GOVERN OUR CURRENT BUSINESS OPERATIONS ARE SOMETIMES VAGUE AND UNCERTAIN AND MAY BE CHANGED IN A WAY THAT HURTS OUR BUSINESS.

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

●	A SLOWDOWN OR OTHER ADVERSE DEVELOPMENTS IN THE CHINESE ECONOMY MAY MATERIALLY AND ADVERSELY AFFECT OUR CUSTOMERS’ DEMAND FOR OUR SERVICES AND OUR BUSINESS.

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

●	FAILURE TO COMPLY WITH THE U.S. FOREIGN CORRUPT PRACTICES ACT AND CHINESE ANTI-CORRUPTION LAWS COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

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

INDEX

●	THE IMPLEMENTATION OF THE NEW PRC EMPLOYMENT CONTRACT LAW AND INCREASES IN THE LABOR COSTS IN CHINA MAY HURT OUR BUSINESS AND PROFITABILITY.

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

●
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

Risks Related to Our Common Stock Generally

●	OUR SHAREHOLDERS WILL EXPERIENCE DILUTION AS A RESULT OF THE CONVERSION OF OUR CLASS A WARRANTS.

As of the date hereof, we had warrants to purchase 773,812 shares of common stock (these warrants are convertible into common stock at a conversion price of $5.00 per share). To the extent such warrants are exercised and converted, there will be further dilution. In addition, in the event that any future financing should be in the form of securities convertible into, or exchangeable for, equity securities, investors may experience additional dilution upon the conversion or exchange of such securities. The warrants were exercisable as of September 6, 2009 and will expire on September 6, 2011.

INDEX

●
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

●	OUR FAILURE TO MEET THE LISTING REQUIREMENTS OF THE NASDAQ CAPITAL MARKET COULD RESULT IN A DE-LISTING OF OUR COMMON STOCK.

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

●	OUR COMMON STOCK IS SUBJECT TO PRICE VOLATILITY UNRELATED TO OUR OPERATIONS.

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

INDEX

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. The office space is approximately 800 square meters in area.  The lease renews annually at an annual rate of approximately $8,800, which is the market rate in that area.

We lease approximately 200 square feet of office space located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765 for our U.S. office. The term of the lease was for 12 months, from March 2009 to March 2010, at an annual rent of approximately $10,200, which is the market rate in that area.  After March 2010 the lease extends on a month to month basis.

We currently operate and manage six tourist destinations, including “City of Caves”, “Yang-sheng Paradise”, “Ming Dynasty Entertainment World”, “the Great Golden Lake,” “Hua’an Tulou’s Cluster” and “Yunding Park”.

●	City of Caves project is located in Fengyi County, west of Xinyu City.
●
The Yang-sheng Paradise project is located approximately two (2) kilometers from Zhangshu’s downtown, and within one hour travel from the adjacent airport of Nanchang, the capital city of Jiangxi Province.

●	Ming Dynasty Entertainment World is located in Bengbu, Anhui Province.
●	The Great Golden Lake is located in Taining, surrounding Sanming and Nanping of Fujian Province and Nanchang of Jiangxi Province.
●	Hua’an Tulou is approximately one hour and half drive away from Xiamen City, Fujian Province.
●	Yunding Park is approximately thirty (30) km from Fuzhou, the capital city of Fujian Province.

Through the agreements, we are entitled to obtain ownership of approximately 790 acres and land use rights (no ownership) of approximately 1,236 acres for our Yang-sheng Paradise, Yunding Park, Ming Dynasty Entertainment World and City of Caves destinations. By the end of year 2010, we have obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park.  We are still in administrative processes with local government branches to obtain remaining land ownership or land use rights.

ITEM 3  LEGAL PROCEEDINGS

As of December 31, 2010, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. Removed and Reserved.

INDEX

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 19,551,785 shares of which were outstanding as of December 31, 2010, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of December 31, 2010.

Our common stock is listed on the NASDAQ Capital Market exchange under the symbol “CNYD.”

The table below sets forth the high and low sales prices for our common stock for the period indicated as reported on the NASDAQ Capital Market.

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
March 31, 2010	14.00	10.65
June 30, 2010	15.32	11.05
September 30, 2010	13.10	8.01
December 31, 2010	12.78	8.32

March 31, 2009	1.00	0.15
June 30, 2009	9.00	1.10
September 30, 2009	9.25	2.00
December 31, 2009	16.45	8.00

Holders

At December 31, 2010, there were approximately 260 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

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

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or
2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

INDEX

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period.

We currently anticipate that we will retain any future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future.

The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our board of directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Securities Authorized for Issuance Under Equity Compensation Plans

For information on Securities Authorized for Issuance Under Equity Compensation Plans, please see Part III, Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FIANANCIAL DATA

Not applicable because the fiscal year ended December 31, 2010 is our first year being as an accelerated filer and our disclosure obligations shall follow the disclosure requirements as a small reporting company until the second fiscal year as being an accelerated filer. This section is not applicable to small reporting companies.

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

 General

Several significant transactions occurred in the year ended December 31, 2010. We currently operate the Great Golden Lake tourist destination (Global Geo-park), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total. Our media business provides operating management service, including channel and advertisement management for the FETV since 2004 and the “Journey through China on the Train” on-board railway program (“Railway Media”). As of December 31, 2010, we, through our wholly owned subsidiaries in China, have entered into four additional cooperation agreements respectively with the local Chinese government agents, namely, (i) the Anhui Province Bengbu Municipal Government; (ii) the Jiangxi Province Zhangshu Municipal Government; (iii) the Fenyi County, Xinyu City, Jiangxi Province Government; and (iv) the Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education Television Station (“FETV”). Under these agreements, we have obtained the right to construction and development of the Ming Dynasty Entertainment World Project (“Ming Dynasty Entertainment World”) including the purchase of the forty (40) years land use rights for a parcel of approximately 250 Mu for commercial land use purpose and another parcel of approximately 82.37 acres for industry land use purpose, as well as the construction of the Royal Hot Spring World project; the right to invest in construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Nourishing Life”) (including the following projects: (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“The City of Caves”); and the five years (three year agreement with two year renewal) of exclusive management rights for the operation of the FETV channel (“FETV”).

INDEX

Results of Operations

During the years ended December 31, 2010 and 2009, we are organized into two (2) main business segments, tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2010 and 2009:

	All amounts,	All amounts,	Increase/	Increase/
	other than	other than	(Decrease)	(Decrease)
	percentage, in	percentage, in	U.S. Dollar ($)	Percentage (%)
	U.S. dollars	U.S. dollars
	For the year	For the year	For the year	For the year
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Net revenue
Advertisement	37,902,286	31,519,267	6,383,019	20.25
Tourism	16,623,761	19,709,684	(3,085,923)	-15.66
	54,526,047	51,228,951	3,297,096	6.44

Cost of revenue
Advertisement	8,096,232	6,541,382	1,554,850	23.77
Tourism	4,206,057	4,038,708	167,349	4.14
	12,302,289	10,580,090	1,722,199	16.28

Gross profit	42,223,758	40,648,861	1,574,897	3.87

Selling expenses	3,741,285	3,108,413	632,872	20.36
General and administrative expenses	3,883,009	3,145,192	737,817	23.46
Loss on construction in progress	403,057	-	403,057	100.00
Operating income	34,196,407	34,395,256	(198,849)	-0.58
Other income (expense)	(9,399)	115	(9,514)	-8,273.04
Interest income	91,866	28,344	63,522	224.11
Interest expenses	(41,654)	-	(41,654)	-100.00
Income tax expenses	8,990,470	8,930,414	60,056	0.67
Net income	25,246,750	25,493,301	(246,551)	-0.97
Net loss attributable to non-controlling interest	25,751	-	25,751	100.00
Net income	25,272,501	25,493,301	(220,880)	-0.87

INDEX
Net Revenue:

Net revenue increased by approximately $3.30 million or approximately 6%, from approximately $51.23 million for the year ended December 31, 2009 to approximately $54.53 million for the year ended December 31, 2010.

Our revenue from advertisement for the year ended December 31, 2010 was approximately $37.90 million and for the year ended December 31, 2009 was approximately $31.52 million, representing an increase of approximately $6.38 million or approximately 20%. This increase was primarily due to (i) organic growth of FETV’s revenue of $1.31 million from approximately $30.01 million for the year ended December 31, 2009 to approximately $31.32 million for the year ended December 31, 2010, and (ii) revenue growth generated from the “Journey through China on the Train” program which is the railway media broadcasting growing significantly during the year ended December 31, 2010.  The “Journey through China on the Train” program commenced and started generating revenue from the third quarter of 2009 with the increase of $5.07 million from approximately $1.51 million for the year ended December 31, 2009 to approximately $6.58 million for the year ended December 31, 2010.

Our revenue from tourism decreased by approximately $3.09 million or approximately 16%, from approximately $19.71 million for the year ended December 31, 2009 to approximately $16.62 million for the year ended December 31, 2010. The decrease was primarily due to the closure of our tourism destination in Great Golden Lake during the second half of 2010 because of the floods and restoration had an adverse effect on the number of tourists visiting the Great Golden Lake Resort.

Cost of Revenue:

Cost of revenue increased by approximately $1.72 million or approximately 16%, from approximately $10.58 million for the year ended December 31, 2009 to approximately $12.30 million for the year ended December 31, 2010.

Our cost of revenue from advertisement for the year ended December 31, 2010 was approximately $8.10 million and for the year ended December 31, 2009 was approximately $6.54 million, representing an increase of approximately $1.55 million or approximately 24%.  The increase was due to production costs for the railway media broadcasting and the acquisition of the commercial airtime rights to resell the commercial airtime to advertisers commencing August 1, 2010 through July 31, 2013 for FEVT.

Our cost of revenue from tourism for the year ended December 31, 2010 was approximately $4.21 million and for the year ended December 31, 2009 was approximately $4.04 million.  There was an increase of $0.17 million or approximately 4%. The increase was the result of the completion of construction at the resorts.  The construction in progress of $53,284,688 was transferred to property and equipment during the year ended December 31, 2010 and the corresponding depreciation expense has increased along with the addition of property and equipment in the tourism destinations, including Great Golden Lake, Yunding resort and Tulou resort during the year ended December 31, 2010.  There were no such depreciation increases for the additional property and equipment in tourism destinations of Great Golden Lake, Yunding resort and Tulou resort during the year ended December 31, 2009.

Gross profit:

Gross profit increased approximately $1.57 million, or approximately 4%, from approximately $40.65 million for the year ended December 31, 2009 to approximately $42.22 million for the year ended December 31, 2010. Our gross profit margin was approximately 77.4% for the year ended December 31, 2010, compared to approximately 79.4% for the same period in 2009, representing a decrease of approximately 2%.

Our gross profit from advertisement increased by approximately $4.83 million, or approximately 19.33%, from approximately $24.98 million for the year ended December 31, 2009 to approximately $29.81 million for the year ended December 31, 2010. Our gross profit margin from advertisement was approximately 78.64% for the year ended December 31, 2010, compared to the gross profit margin of advertisement of approximately 79.25% for the same period in 2009. The decrease of gross profit margin was primarily attributable to (i) the increased cost of the operations costs of FETV, including the acquisition of the commercial airtime rights for resale to commercial airtime to advertisers and (ii) the increased operations and costs of the “Journey through China on the Train”.

INDEX

Our gross profit from tourism decreased by approximately $3.25 million, or approximately 20.76%, from approximately $15.67 million for the year ended December 31, 2009 to approximately $12.42 million for the year ended December 31, 2010. Our gross profit margin from tourism was approximately 74.70% for the year ended December 31, 2010, compared to the gross profit margin of tourism of approximately 79.51% for the same period in 2009. The decrease of gross profit margin was primarily attributable to (i) the flooding on Great Golden Lake which had an adverse effect on the revenue and number of tourists visiting the Great Golden Lake and (ii) the increase of depreciation expense along an adverse with the addition of property and equipment in the resorts which increase the cost of revenue.

Operating Expenses:

Our operating expenses were approximately $8.03 million in the year ended December 31, 2010, compared to approximately $6.25 million in the year ended December 31, 2009, which represents an increase of approximately $1.78 million, or approximately 28%. The increase in our operating expenses was primarily due to (i) business expansions in our newly engaged operations in resorts, e.g. Anhui Yida, Jiangxi Zhangshu and Jiangxi Fenyi; (ii) increased financing costs and legal fees associated with our registered direct offering in February 2010; and (iii) a loss on construction in progress due to the flooding in the second half of 2010 in the Great Golden Lake.

Income Tax:

Income tax was approximately $8.99 million in the year ended December 31, 2010, representing an increase of approximately $60,000 or approximately 0.67%, compared to the approximately $8.93 million income tax in the year ended December 31, 2009. The increase was primarily attributable to higher revenue generated during the year ended December 31, 2010.

Net Income:

As a result of the above factors, we have net income of approximately $25.25 million in the year ended December 31, 2010 as compared to net income of approximately $25.49 million in the year ended December 31, 2009, representing a slight decrease of approximately $0.24 million or approximately 1.0%. The decrease was primarily attributable to the adverse effect of flooding in Great Golden Lake resort.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity during 2010 include cash from operations and proceeds from our registered direct offering in and February 2010. This offering provided net proceeds of approximately $26.7 million.

As of December 31, 2010, we had cash and cash equivalents of approximately $7.15 million as compared to approximately $5.78 million as of December 31, 2009, representing an increase of $1.37 million, which was primarily due to our registered direct offering mentioned above.  At December 31, 2010, our working capital was approximately $0.86 million.

The following table sets forth a summary of our cash flows for the years indicated:

	For the years ended December 31,
	2010	2009

Net cash provided by operating activities	$30,173,620	$29,985,013
Net cash used in investing activities	$(55,212,468)	$(36,080,647)
Net cash provided by financing activities	$26,105,028	$3,048,673

Net cash provided by operating activities was approximately $30.17 million for the year ended December 31, 2010, compared to net cash provided by operations of approximately $29.99 million for the year ended December 31, 2009.  The slight increase of $0.18 million was primarily due to the increase in net income by adding back the loss on construction in progress of Great Golden Lake written off because of flooding. For the year ended of December 31, 2009, the Great Golden Lake was open to the public for a full fiscal year and attracted approximately 637,000 visitors, compared to approximately 470,000 visitors for the year ended of December 31, 2010. With no natural disasters affecting our other tourist destinations, the net cash provided by operating activities from Tulou and Yunding Park met our expectation for the year of 2010.

INDEX

Net cash used in investing activities was approximately $55.21 million for the year ended December 31, 2010, compared to net cash used in investing activities of approximately $36.08 million for the year ended December 31, 2009, representing an increase in use of cash of approximately $19.13 million, mainly due to (i) increase in additions to property and equipment of approximately $1.99 million, primarily for our Yunding project, (ii) increase in additions to construction in progress of approximately $51.09 million, primarily for our Yunding resort, Jiangxi Zhangshu Yangsheng TianTang resort and Jiangxi Fenyi Dongdu resort projects, (iii) increase in additions to land use rights of approximately $1.94 million, primarily for our Yunding project, and (iv) an increase in long term prepayments for the design of resorts of approximately $0.19 million.

Net cash provided by financing activities amounted to approximately $26.11 million for the year ended December 31, 2010, compared to net cash provided by financing activities of approximately $3.05 million the year ended December 31, 2009, representing an increase of approximately $23.06 million, mainly due to (i) the net proceeds of approximately $26.68 million from the issuance of common stock in connection with a registered direct offering that we closed in February 2010, and (ii) the repayment of obligations under our airtime rights commitment of approximately $0.69 million.

Bank loans

Lender	Starting date	Maturity date	Amount

Taining Credit Union	March 30, 2009	March 30, 2012	2,571,161
Fujian Haixia Bank	November 5, 2010	November 5, 2011	1,209,957
Construction Bank	December 15, 2010	December 15, 2011	$574,730

Total bank loans			$4,355,848

The Company has three bank loans from three institutional lenders for the development of the tourism destinations. The following are the terms of such bank loans as of December 31, 2010:

On March 30, 2009, we entered into a loan agreement with Taining Credit Union for approximately $2.57 million.  The loan bears interest at 7.02% per annum and is due on March 20, 2012.

On November 5, 2010, we replaced the loan agreement with Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou) with a new loan in the amount of approximately $1.21 million.  The loan bears interest at 6.67% per annum and is due on November 5, 2011.

On December 15, 2010, we replaced the loan agreement with Construction Bank with a new loan in the same amount of approximately $0.57 million.  The loan bears interest at 5.56% per annum and is due on December 15, 2011.

In the coming 12 months, we have approximately $1.78 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for the next twelve months.

INDEX

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of December 31, 2010:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$4,355,848	$1,784,687	$2,571,161	$-	$-
Operating Lease Obligations	38,752	32,851	5,901	-	-
Obligation under air time right	5,649,033	1,890,657	3,758,376	-	-
Total	$10,043,633	$3,708,195	$6,335,438	$-	$-

Capital Expenditures

As of December 31, 2010, the total estimated contract costs to complete our announced tourist destinations capital expenditure commitments were $38,649,000 (RMB 255.54 million) of which the Company has completed $29,290,000 (RMB 193.66 million).  The remaining $9,359,000 (RMB 61.88 million) will be paid by the end of 2011.

2011-2012 Outlook

In 2010, we have entered into agreements to develop three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations throughout China. We expect these three projects will complete their first phase of construction and be open to the public by the end of 2012. In addition, in September 2010 we timely announced the grand opening of our Yunding Park to the public. Over the course of the next few years, we intend to further grow and expand our businesses in China’s tourism, media, entertainment and other related industry by further developing the existing attractions, and acquiring additional tourist areas. All required funds will be financed either through our revenues and cash flows or by financings and bank loan.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The functional currency is Chinese Renminbi; however the accompanying financial statements have been translated and presented in United States Dollars ($).

INDEX

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian YidaTulou, Fujian Yintai, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi and the accounts of its variable interest entity, Fujian Jiaoguang Media. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. The most significant estimates include depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Building	20 years
Electronic Equipment	5 to 8 years
Transportation Equipment	8 years
Office Furniture	5 to 8 years
Leasehold improvement	Lesser of term of the lease or the estimated useful lives of the assets

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

INDEX

Revenue recognition

Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet dates, and the statements of income are translated at average exchange rates during the reporting periods. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet and is included as part of accumulated other comprehensive income. The functional currency of the Company and its subsidiaries in China is the Chinese Renminbi.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

Fair values of financial instruments

The carrying amounts reported in the consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments.

INDEX

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

Recent accounting pronouncements

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010. The Company adopted this guidance on January 1, 2010 which had no impact on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not anticipate any impact from our adoption of this guidance since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

Inflation and Seasonality

Our operating results and operating cash flows historically have not been materially affected by inflation or seasonality.

INDEX

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because the fiscal year ended December 31, 2010 is our first year being as an accelerated filer and our disclosure obligations shall follow the disclosure requirements as a small reporting company until the second fiscal year as being an accelerated filer. This section is not applicable to small reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Yida Holding, Co.

We have audited the accompanying consolidated balance sheet of China Yida Holding, Co. and Subsidiaries as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. We also have audited China Yida Holding, Co. and Subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  China Yida Holding, Co.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Yida Holding, Co. and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, China Yida Holding, Co. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Friedman LLP

New York, New York
March 16, 2011

INDEX

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
China Yida Holding Co. and subsidiaries

We have audited the accompanying consolidated balance sheet of China Yida Holding Co. and subsidiaries as of December 31, 2009 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding Co. and Subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

March 22, 2010

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$7,146,684	$5,776,678
Accounts receivable	27,724	2,003
Other receivables, net	160,133	190,424
Advances and prepayments	1,020,000	1,432,138
Deferred tax assets	280,266	-
Total current assets	8,634,807	7,401,243

Property and equipment, net	89,739,372	32,995,885
Construction in progress	35,191,692	36,730,184
Intangible assets, net	14,042,432	7,874,938
Long-term prepayments	193,593	1,012,230
Deferred tax assets	19,913	-
Total assets	$147,821,809	$86,014,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,784,687	$1,731,060
Current obligation under airtime rights commitment	1,890,657	-
Accounts payable	1,229,237	57,277
Accrued expenses and other payables	638,026	1,145,565
Taxes payable	2,255,208	2,835,655
Total current liabilities	7,797,815	5,769,557

Long-term obligation under airtime rights commitment	3,758,376	-
Long-term debt	2,571,161	2,495,190
Total liabilities	14,127,352	8,264,747

Commitments and contingencies

Stockholders' equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 and 17,062,064 issued and outstanding as of December 31, 2010 and 2009, respectively)	1,955	1,706
Additional paid in capital	48,478,086	21,711,384
Accumulated other comprehensive income	7,000,839	3,190,162
Retained earnings	75,569,652	50,297,151
Statutory reserve	2,549,330	2,549,330
	133,599,862	77,749,733
Non-controlling interest	94,595	-
Total stockholders' equity	133,694,457	77,749,733
Total liabilities and stockholders' equity	$147,821,809	$86,014,480

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31

	2010	2009
Net revenue
Advertisement	$37,902,286	$31,519,267
Tourism	16,623,761	19,709,684

Total net revenue	54,526,047	51,228,951

Cost of revenue
Advertisement	8,096,232	6,541,382
Tourism	4,206,057	4,038,708

Total cost of revenue	12,302,289	10,580,090

Gross profit	42,223,758	40,648,861

Operating expenses
Selling expenses	3,741,285	3,108,413
General and administrative expenses	3,883,009	3,145,192
Loss on construction in progress	403,057	-

Total operating expenses	8,027,351	6,253,605

Income from operations	34,196,407	34,395,256

Other income (expense)
Other income (expense), net	(9,399)	115
Interest income	91,866	28,344
Interest expenses	(41,654)	-

	40,813	28,459

Income before income tax and non-controlling interest	34,237,220	34,423,715

Less: Provision for income tax	8,990,470	8,930,414

Net income	25,246,750	25,493,301
Net loss attributed to non-controlling interest	25,751	-

Net income attributable to China Yida Holding Co.	25,272,501	25,493,301

Other comprehensive income
Foreign currency translation gain	3,810,027	56,085

Other comprehensive income	$29,082,528	$25,549,386

Earnings per share
- Basic	$1.30	$1.50
- Diluted	$1.27	$1.47

Weighted average shares outstanding
- Basic	19,395,982	17,023,344
- Diluted	19,836,128	17,314,084

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional	Accumulated other			Non-
	Number of shares	Par Value	paid-in capital	comprehensive income	Retained earnings	Statutory reserve	controlling interest	Total

Balance at December 31, 2008	17,021,447	$1,702	$21,627,394	$3,134,077	$27,353,180	$-	$-	$52,116,353
Stock based compensation	-	-	83,994	-	-	-	-	83,994
Cashless exercised warrants	40,617	4	(4)	-	-	-	-	-
Foreign currency translation	-	-	-	56,085	-	-	-	56,085
Net income for the year ended December 31, 2009	-	-	-	-	25,493,301	-	-	25,493,301
Transfer to statutory reserve	-	-	-	-	(2,549,330)	2,549,330	-	-
Balance at December 31, 2009	17,062,064	1,706	21,711,384	3,190,162	50,297,151	2,549,330	-	77,749,733
Contribution of non-controlling interest			-	-	-	-	6,049,790	6,049,790
Stock based compensation	-	-	83,994	-	-	-	-	83,994
Shares issued for cash	2,489,721	249	26,682,708	-	-	-	-	26,682,957
Foreign currency translation	-	-	-	3,810,677	-	-	(650)	3,810,027
Net income (loss) for the year ended December 31, 2010	-	-	-	-	25,272,501	-	(25,751)	25,246,750
Loan to non-controlling interest	-	-	-	-	-	-	(5,928,794)	(5,928,794)
Balance at December 31, 2010	19,551,785	$1,955	$48,478,086	$7,000,839	$75,569,652	$2,549,330	$94,595	$133,694,457

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,246,750	$25,493,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,020,087	1,447,319
Amortization	2,373,869	1,490,535
Bad debt recovery	-	(4,398)
Loss on construction in progress	403,057	-
Stock based compensation	83,994	83,994
Deferred tax	(300,179)	-
Changes in operating assets and liabilities:
Accounts receivable	(25,027)	74,587
Other receivables, net	27,895	(143,514)
Advances and prepayments	382,929	(1,238,668)
Accounts payable	1,058,874	(7,325)
Accrued expenses and other payables	(446,794)	681,919
Taxes payable	(651,835)	2,107,263
Net cash provided by operating activities	30,173,620	29,985,013

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(1,987,263)	(275,929)
Additions to construction in progress	(51,090,719)	(34,793,109)
Additions to intangible assets	(1,945,661)	-
Additions to long-term prepayments for acquisition of property and equipment	(188,825)	(1,011,609)
Net cash used in investing activities	(55,212,468)	(36,080,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by non-controlling interest	5,900,793	-
Due from non-controlling interest	(5,782,777)	-
Net proceeds from issuance of common stock	26,682,957	-
Repayment of obligation under airtime rights commitment	(695,945)	-
Repayment of short-term loans	(1,740,734)	-
Proceeds from short-term loans	1,740,734	3,048,673
Net cash provided by financing activities	26,105,028	3,048,673

EFFECT OF EXCHANGE RATE CHANGES ON CASH	303,826	108,591

NET INCREASE (DECREASE) IN CASH	1,370,006	(2,938,370)
CASH, BEGINNING OF YEAR	5,776,678	8,715,048
CASH, ENDING OF YEAR	$7,146,684	$5,776,678

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Transfer from construction in progress to property and equipment	$53,284,688	$-
Transfer from advances and prepayments to property and equipment	$1,107,744	$-
Capitalized interest in construction in progress	$288,155	$213,950
Capitalized airtime rights commitment under intangible assets	$5,512,955	$-
Cash paid during the year for:
Income tax	$9,970,251	$6,910,558
Interest	$288,155	$210,319

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. ("China Yida") and its subsidiaries (collectively the "Company”, “we”, “us”, or “our”) engage in tourism and advertisement businesses in the Peoples Republic of China.

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

Hong Kong Yi Tat was incorporated as the holding company of our operating entities, Fujian Jintai Tourism Industrial Development, Co, Ltd., and Fujian Jiaoguang Media, Co., Ltd., Yida (Fujian) Tourism Group., Ltd., and Fujian Yida Tulou Tourism Development Co. Ltd (“Tulou”).  Hong Kong Yi Tat does not have any other operation.

Fujian Jintai Tourism Developments Co., Ltd. (“Fujian Jintai”) has a wholly owned subsidiary, Fuzhou Hongda Commercial Services Co., Ltd, (“Hongda”).  The operation of Fujian Jintai is to develop the Great Golden Lake dam, one of our tourism destinations.

Hongda does not have any operation except for owning 100% of the ownership interest in Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) which is engaged in the operations of our media business. On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yunding Tourism Industrial Co., Ltd, (currently known as Yida (Fujian) Tourism Group Limited, “Fujian Yunding”), pursuant to which Fujian Yunding acquired 100% of the issued and outstanding shares of Fuyu from Hongda at the aggregate purchase price of RMB 3,000,000.  As a result, Fujian Yunding became the 100% holding company of Fuyu.

Fujian Jintai originally also owned 100% of the ownership interest in Fujian Yintai Tourism Co., Ltd. (“Yintai”). On March 15, 2010 Fujian Jintai entered into an equity transfer agreement with Fujian Yunding, pursuant to which Fujian Yunding acquired 100% of the issued and outstanding common stock of Yintai from Fujian Jintai at the aggregate purchase price of RMB 5,000,000. As a result, Yintai became a wholly owned subsidiary of Fujian Yunding.  Yintai was deregistered on November 18, 2010.

Fujian Yida Tulou Tourism Development Co. Ltd’s (“Tulou”) primary business relates to the operation of the Hua’An Tulou cluster, one of our tourism destinations.

On April 12, 2010, our operating subsidiary “Fujian Yunding Tourism Industrial Co., Ltd” changed its name to “Yida (Fujian) Tourism Group Limited” for our expanding business in operations of domestic tourism destinations in China by acquiring new tourism destinations. Yida (Fujian) Tourism Group Limited’s (“Fujian Yida”) primary business relates to the operations of our Yunding tourism destination and all of our newly engaged tourism destinations, and the management of our media business.

INDEX

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

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The functional currency is the Chinese Renminbi, however the accompanying financial statements have been translated and presented in United States Dollars ($).

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Fujian Yintai, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2010	December 31, 2009
Total current assets*	$11,005,172	$2,140,905
Total assets	11,020,336	2,140,905
Total current liabilities#	8,398,261	8,051,051
Total liabilities	$8,398,261	$8,051,051

* Including current account of $11,001,921 and $1,955,511as at December 31, 2010 and 2009 to be eliminated in consolidation.
# Including current account of $7,086,393 and $6,820,308 as at December 31, 2010 and 2009 to be eliminated in consolidation.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c. Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results.  The most significant estimates reflected in the consolidated financial statements include depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents.

e. Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2010 and 2009, the Company had accounts receivable of $27,724 and $2,003, respectively.  Based on the management’s judgment, no allowance for doubtful accounts is required at the balance sheet dates.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Building	20 years
Electronic Equipment	5 to 8 years
Transportation Equipment	8 years
Office Furniture	5 to 8 years
Leasehold improvement	Lesser of term of the lease or the estimated useful lives of the assets

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2010 and 2009.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i. Revenue recognition

Sales revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as unearned revenue. Unearned revenue was $22,616 and $0 as of December 31, 2010 and 2009, respectively, which was included in other payables and accrued expenses.

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

j. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2010 and 2009 were $618,025 and $493,061, respectively.

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

XHJ assigned the rights of the above contract to the Company to manage the commercial air time of the TV station. XHJ was responsible for paying RMB 5,000,000 to purchase the TV programs and entitled to revenue other than the commercial revenue and the Company was responsible for paying the air time of RMB 5,000,000. It also stated that if the Company helped XHJ to purchase the TV programs and if paid equaling or more than RMB 5,000,000 then the Company did not have to pay RMB 5,000,000 for air time anymore. The amount paid over the air time of RMB 5,000,000 by the Company was the Company’s advertising costs incurred and charged as cost of sales against specific airtime segments and this will not be reimbursed by XHJ.  The above agreement expired on July 31, 2010 without renewal.

k. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $139,676 and $86,369 for the years ended December 31, 2010 and 2009 respectively.  Other than the above, neither the Company nor its subsidiary provide any other post-retirement or post-employment benefits.

l. Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet dates, and the statements of income are translated at average exchange rates during the reporting periods. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet and is included as part of accumulated other comprehensive income. The functional currency of the Company and its subsidiaries in China is the Chinese Renminbi.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.  The deferred income tax assets was $300,179 and $0 as of December 31, 2010 and 2009, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2010, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities with the major one being the China Tax Authority. The open tax year for examination in PRC is 5 years.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2006.

n. Fair values of financial instruments

The carrying amounts reported in the consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments.

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

o. Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718-10, "Share Based Payment Arrangement ,” which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

p. Earnings per share (EPS)

Earnings per share is calculated in accordance with ASC 260. Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock instruments were converted or exercised. Options and warrants are assumed to be exercised at the beginning of the period if the average stock price for the period is greater than the exercise price of the warrants and options.

q. Statutory Reserves

In accordance with the relevant laws and regulations of the PRC and the articles of association of the Company, the Company is required to allocate 10% of their net income reported in the PRC statutory accounts, after offsetting any prior years’ losses, to the statutory surplus reserve, on an annual basis. When the balance of such reserve reaches 50% of the respective registered capital of the subsidiaries, any further allocation is optional.

As at December 31, 2010, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

r. Segment reporting

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

s. Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.  The reclassifications have no impact on the Company’s 2009 statement of operations and retained earnings.

t. Recent accounting pronouncements

In December 2009, FASB issued new guidance regarding improvements to financial reporting by enterprises involved with variable interest entities. The new guidance provides an amendment to its consolidation guidance for variable interest entities and the definition of a variable interest entity and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This amendment also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective January 1, 2010. The Company adopted this guidance on January 1, 2010 which had no impact on our consolidated financial position or results of operations.

In January 2010, FASB issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. There was no impact from the adoption of this guidance to our consolidated financial position or results of operations as the amendment only addresses disclosures.

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not anticipate any impact from our adoption of this guidance since our stock-based payment awards have an exercise price denominated in the same currency of the market in which our Company shares are traded.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2010	December 31, 2009
Building	$91,824,909	$34,903,503
Electronic Equipment	315,037	303,652
Transportation Equipment	2,099,199	74,281
Office Furniture	38,417	128,765
	94,277,562	35,410,201
Less: Accumulated Depreciation	(4,538,190)	(2,414,316)
Property and equipment, net	$89,739,372	$32,995,885

Depreciation expense for the years ended December 31, 2010 and 2009 were $2,020,087 and $1,447,319, respectively.

4.  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $35,191,692 and $36,730,184 as of December 31, 2010 and 2009.  It is mainly related to the construction of new tourist resorts which the Company has developed. This includes management rights in Yunding; various small ongoing projects related to the Great Golden Lake dam; new constructions projects related to the Jiangxi Zhangshu Yangsheng TianTang resort and Jiangxi Fenyi Dongdou resort; and the construction of an earthen building in Tulou. The estimated completion date of the construction projects in progress is December 31, 2011.  The amount of capitalized interest included in construction in progress for the years ended December 31, 2010 and 2009 amounted $288,155 and $213,950, respectively.

The new tourist resort in Yunding opened on September 28, 2010 at which time the Company then transferred the related construction in progress of $50,019,707 to property and equipment. The second phase of construction of the Yunding resort has started and is included in construction in progress as of December 31, 2010.  Other ongoing construction in progress of $3,264,981 related to the earthen building in Tulou was transferred to property and equipment during the year ended December 31, 2010.  In addition, construction in progress of $403,057 in Jintai was written off as a loss because of the flooding for the year ended December 31, 2010 which was related to the construction of the Great Golden Lake . Construction in progress with a total amount of $53,284,688 was transferred to property and equipment during the year ended December 31, 2010.

The Company advances and prepays certain amounts as project deposits.  These balances are interest free and unsecured. As of December 31, 2010 and 2009, advances and prepayments amounted to $1,020,000 and $1,432,138, respectively.

There are certain projects which were still under construction. As of December 31, 2010 and 2009, the Company paid long term prepayments for these construction projects amounted to $193,593 and $1,012,230, respectively.

For the years ended December 31, 2010 and 2009, the construction in progress consists of the projects related to the construction of the following:

	December 31,	December 31,
	2010	2009

Great Golden Lake	$2,785,712	$2,863,600
Yunding resort (Phases I and II)	14,406,456	32,926,837
Jiangxi Zhangshu Yangsheng TianTang resort	9,127,911	-
Jiangxi Fenyi Dongdou resort	8,871,613	-
Hua' an Tulou Cluster	-	939,747
	$35,191,692	$36,730,184

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2010	December 31, 2009

Management right of tourist resort	$5,293,566	$5,134,223
Advertising board	6,806,013	6,601,500
Commercial airtime rights	6,362,551	-
Land use right	1,994,790	-
	20,456,920	11,735,723
Accumulated amortization	(6,414,488)	(3,860,785)
Intangible assets, net	$14,042,432	$7,874,938

The Company acquired a 30 year tourist resort management right in August 2001 from unrelated parties for purchase consideration of $5,293,566 (RMB35,000,000).

The Company entered into an agreement with a third party on February 29, 2008 and obtained a five-year advertising right for 30 outside advertising boards in Fuzhou city for purchase consideration of $6,806,013 (RMB 45,000,000). The agreement has a five-year term.

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $151,245 (RMB 1,000,000). The fee will be increased by 20% annually on every August 1. The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,362,551 (RMB42,067,917) as commercial airtime rights as an intangible asset, $6,606,370 (RMB43,680,000) as obligation under airtime rights commitment, and $243,819 (RMB1,612,083) as deferred interest at inception (See note 9).

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

On October 31, 2010, the Company entered into an agreement with the regional government in PRC for development of the Yunding resort and acquired the land use rights for 40 years for purchase consideration of $1,994,790 (RMB13,189,150).

Amortization expense for the years ended December 31, 2010 and 2009 amounted to $2,373,869 and $1,490,535, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Year ending December 31,
2011	$3,708,375
2012	3,708,375
2013	1,690,352
2014	226,322
2015	226,322
Thereafter	4,482,686
$14,042,432

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables represents payables to unrelated parties for goods and services rendered.  The amounts are $638,026 and $1,145,565 as of December 31, 2010 and 2009, respectively.

7.  TAXES PAYABLE

Taxes payable consist of the following:

	December 31, 2010	December 31, 2009
City planning tax	$9,370	$7,140
Business tax payable	207,262	201,820
Payroll tax payable	4,851	3,317
Income tax payable	1,914,874	2,533,023
Education surcharge payable	7,979	6,625
Cultural construction fee payable	110,872	83,730
Total	$2,255,208	$2,835,655

8.  BANK LOANS

Short-term loans

Short-term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

	December 31, 2010	December 31, 2009
Loan from Construction Bank, interest rate at 5.56% per annum, due December 15, 2011, collateralized by the Tulou’s property.	$574,730	$557,460
Loan from Fujian Haixia bank (formerly known as Merchant bank of Fuzhou), interest rate at 6.67% per annum, due November 5, 2011, guaranteed by Fujian Jintai Tourism Developments Co., Ltd.	1,209,957	1,173,600
Total	$1,784,687	$1,731,060

The Company has renewed the loan from Merchant bank of Fuzhou, with interest at 6.67% per annum with a due date of November 5, 2011.

The Company has renewed the loan from Construction Bank, with interest at 5.56% per annum with a due date of December 15, 2011.

Interest expense for the years ended December 31, 2010 and 2009 amounted to $109,659 and $81,411, respectively. The interest expense was all capitalized as part of construction in progress.

Property and equipment with a net book value of $1,187,710 is pledged as collateral for these short-term loans.

Long-term debt

Long term debt consists of the following:

	December 31, 2010	December 31, 2009
Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2012, collateralized by the management rights of the Great Golden Lake.	$2,571,161	$2,495,190

Interest expense for the years ended December 31, 2010 and 2009 amounted to $178,496 and $132,539, respectively. The interest expense was all capitalized as part of construction in progress.

A management right of one of the tourist resorts with a net book value of $3,631,975 is used as collateral for the long-term debt.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 5) consists of the following:

For the year ending December 31,

2011	$1,966,182
2012	2,359,417
2013	1,524,547
5,850,146
Less: deferred interest	(201,113)
5,649,033
Less: current portion	(1,890,657)
$3,758,376

Maturities of the long-term debt:
2011	$1,890,657
2012	2,268,788
2013	1,489,588
$5,649,033

10.  INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the years ended December 31, 2010 and 2009 was 34%.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary for the years ended December 31, 2010 and 2009 was 16.5% and 17.5%, respectively.

PRC

Effective on January 1, 2008, the PRC Enterprise Income Tax Law, EIT Law, and Implementing Rules impose an unified enterprise income tax rate of 25% on all domestic-invested enterprises and foreign investment enterprises in PRC, unless they qualify under certain limited exceptions. As such, starting from January 1, 2008, the Company’s subsidiaries in PRC are subject to an enterprise income tax rate of 25%.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAX (CONTINUED)

The provision for income tax consists of the following:

	For The Years Ended
	December 31,
	2010	2009

Current
USA	$-	$-
China	9,290,649	8,930,414
	9,290,649	8,930,414
Deferred
USA
Deferred tax asset from NOL carryforwards	442,902	91,804
Valuation allowance	(442,902)	(91,804)

China
Current portion:
Temporary difference from general and administrative expenses	274,546	-
Allowance for doubtful accounts for other receivables	5,720	-
	280,266

Non current portion:
Deferred tax asset from NOL carryforwards	98,373	270,212
Temporary difference from airtime rights expenses	(34,040)	-
Temporary difference from capitalized interest	54,253	-
Valuation allowance	(98,673)	(270,212)
	19,913	-

Less : Net deferred income tax benefit	300,179	-
Total provision of income tax	$8,990,470	$8,930,414

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	December 31,	December 31,
	2010	2009

Tax expense at statutory rate - US	$35.0%	$34.0%
Changes in valuation allowance - US	(35.0%)	(34.0%)
Tax expense at statutory rate - HK	$16.5%	$17.5%
Changes in valuation allowance - HK	(16.5%)	(17.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	1.3%	1.0%
Effective income tax rates	$26.3%	$26.0%

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes for the years ended December 31, 2010 and 2009, respectively.

In assessing the realisability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2010, the valuation allowance for deferred income tax assets was $541,575 including $442,902 incurred in US parent company and $98,373 incurred in China subsidiaries. As of December 31, 2009, the valuation allowance for deferred income tax assets was $362,016 including $91,804 incurred in US parent company and $270,212 incurred in China subsidiaries. The change in total allowance for the year ended December 31, 2010 and 2009 was an increase of $179,559 and $0, respectively.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Following is a summary of the warrant activity for the year ended December 31, 2010:

Outstanding, December 31, 2008	6,666,667
Redemption	(3,333,331)
4:1 Reverse Split	(2,499,999)
Exercised during 2009	(59,525)
Outstanding, December 31, 2009	773,812
Exercised during 2010	-
Outstanding, December 31, 2010	773,812

 Warrants outstanding at December 31, 2010 and related weighted average price and intrinsic value are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Intrinsic Value
$5.00	773,812	0.67	$5.00	773,812	$5.00	$3,992,870

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCKHOLDERS’ EQUITY (CONTINUED)

2) REVERSE SPLIT

The Company effectuated a 4:1 reverse stock split during the quarter ended June 30, 2009. All financial statements presented are retroactively stated.

3) STOCK-BASED COMPENSATION

On June 10, 2009 (the “Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with one of the Company’s directors, pursuant to which, the Company issued the director non-qualified stock options (the “Stock Options”) to purchase a total of 30,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s director.  One half of the Stock Options shall vest on the sixth month anniversary of the Grant Date (the “First Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the First Vesting Date and the second half of Stock Options shall vest on the twelveth month anniversary of the Grant Date (the “Second Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the Second Vesting Date

The Company valued the stock options using the Black-Scholes model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Term	Volatility	Yield	Interest Rate	Fair Value
Director	5.25	356%	0%	3.11%	$5.60

The following is a summary of the option activity:

Number of Options
Outstanding as of December 31, 2008	-
Granted	30,000
Exercised	-
Forfeited	-
Outstanding as of December 31, 2009	30,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of December 31, 2010	30,000

Following is a summary of the status of options outstanding at December 31, 2010:

Outstanding and Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)
$14.84	15,000	8.50
$13.67	15,000	8.50

For the years ended December 31, 2010 and 2009, the Company recognized approximately $83,994 and $83,994, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group holds a 40% equity.  As of December 31, 2010, non-controlling interest was $6,023,389 and its share of net loss and accumulated other comprehensive income for 2010 was $25,751 and $650, respectively.

Anhui Yida has not commenced operations as of December 31, 2010, the total paid-in capital of Anhui Yida was $14,821,985 (equals RMB 98 million), Anhui Yida made loans to the Company and Anhui Xingguang Group according to their equity interest of Anhui Yida as interest-free loans after deduction of setup fees for Anhui Yida which amounted to $302,489 (equals RMB 2 million).  According to the proportion of equity interest of Anhui Yida, $5,928,794 (39.2 million) represents the interest-free loan to non-controlling interest and is due on demand.  This interest-free loan was offset against the non-controlling interest and the balance was $94,595 as of December 31, 2010.

13.   MAJOR CUSTOMERS AND VENDORS

There were no major customers which accounted for over 10% of the total net revenue for the years ended December 31, 2010 and 2009. There are no major vendors which accounted for over 10% of the total purchases for the years ended December 31, 2010 and 2009. The Company extends credit to its customers based upon its assessment of their credit worthiness and generally does not require collateral.

14.   RISKS AND UNCERTAINTIES

The Company’s operations are all carried out in the PRC.  The Company’s business, financial condition and results of operations is subject to special considerations and significant risks. These risks include, among others, the political, economic and legal environments and foreign currency exchange rates. The Company’s results from operations may, among other things, be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to: laws and regulations, anti-inflationary measures, currency conversions and remittances abroad, and rates and methods of taxation.

15.  COMMITMENTS

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in August 2012.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

Year ending December 31:

2011	$32,851
2012	5,901
Total minimum payments	$38,752

The Company incurred rental expenses of $96,500 and $55,951 for the years ended December 31, 2010 and 2009, respectively and which included $8,851 and $8,771, respectively, paid to Xin Hengji Holding Company Limited, a related party.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  COMMITMENTS (CONTINUED)

(2) Capital Commitment

Yunding resort

The Company has commenced the second phase of construction for the Yunding resort.  The second phase of construction is as follows:

The Company entered into a construction contract with an unrelated party to develop water and power systems at the Yunding resort in October 2010. The total estimated contract costs to complete are $3,757,000 (RMB 24.84 million) of which the Company has completed $3,437,793 (RMB 22.73 million) as of December 31, 2010.

The Company entered into a construction contract with an unrelated party to construct a restaurant in Gorges at the Yunding resort in October 2010. The total estimated contract costs to complete are $2,388,000 (RMB 15.79 million) of which the Company has completed $2,120,451 (RMB 14.02 million) as of December 31, 2010.

The Company entered into a construction contract with an unrelated party to develop a landscape supporting project at the Yunding resort in October 2010. The total estimated contract costs to complete are $998,000 (RMB 6.60 million) of which the Company has completed $893,856 (RMB 5.91 million) as of December 31, 2010.

The Company entered into a construction contract with an unrelated party to construct a parking area at the Yunding resort in October 2010. The total estimated contract costs to complete are $1,180,000 (RMB 7.80 million) of which the Company has completed $1,066,275 (RMB 7.05 million) as of December 31, 2010.

The Company entered into a construction contract with an unrelated party to construct a repair stations for sightseeing cars at the Yunding resort in October 2010. The total estimated contract costs to complete are $945,000 (RMB 6.25 million) of which the Company has completed $881,757 (RMB 5.83 million) as of December 31, 2010.

The Company entered into a construction contract with an unrelated party to build highway barriers for safety reason at the Yunding resort in October 2010. The total estimated contract costs to complete are $2,462,000 (RMB 16.28 million) of which the Company has completed $2,174,899 (RMB 14.38 million) as of December 31, 2010.

The Company entered into a construction contract with an unrelated party to construct another restaurant in Yunshan at the Yunding resort in October 2010. The total estimated contract costs to complete are $935,000 (RMB 6.18 million) of which the Company has completed $837,896 (RMB 5.54 million) as of December 31, 2010.

As of December 31, 2010, the total amount of the construction contracts for Yunding resort is $12,665,000 (RMB 83.74 million) and the Company has paid RMB11,412,927 (RMB 75.46 million).  The remaining 1,252,308 (RMB 8.28 million) will be paid by the end of 2011 when the construction is completed.

Jiangxi Zhangshu Yangsheng TianTang resort

The Company entered into a construction contract with an unrelated party to build roads at the Jiangxi Zhangshu Yangsheng TianTang resort in October 2010. The total estimated contract costs to complete are $13,698,000 (RMB 90.57 million) of which the Company has completed $9,062,585 (RMB 59.92 million) as of December 31, 2010.  The remaining $4,635,651 (RMB 30.65 million) will be paid by the end of 2011.

Jiangxi Fenyi Dongdou resort

The Company entered into a construction contract with an unrelated party to build roads at the Jiangxi Fenyi Dongdou resort in October 2010. The total estimated contract costs to complete are $12,286,000 (RMB 81.23 million) of which the Company has completed $8,814,544 (RMB 58.28 million) as of December 31, 2010.  The remaining $3,471,067 (RMB 22.95 million) will be paid by the end of 2011.

As at December 31, 2010, the total estimated contract costs to complete are $38,649,000 (RMB 255.54 million) of which the Company has completed $29,290,000 (RMB 193.66 million).  The remaining $9,359,000 (RMB 61.88 million) will be paid by the end of 2011.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  CONTIGENCIES

Litigation

The Company is a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

17.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities by including other potential common stock, including convertible preferred stock, stock options and warrants, in the weighted average number of common shares outstanding for the year, if dilutive.  The numerators and denominators used in the computations of basic and dilutive earnings per share are presented in the following table:

	December 31,	December 31,
	2010	2009
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$25,272,501	$25,493,301

Basic earnings per share	$1.30	$1.50

Basic weighted average shares outstanding	19,395,982	17,023,344

	December 31,	December 31,
	2010	2009
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	$25,272,501	$25,493,301

Diluted earnings per share	$1.27	$1.47

Weighted average outstanding shares of common stock	19,395,982	17,023,344
Warrants and contingently issuable shares	440,146	290,740
Diluted weighted average shares outstanding	19,836,128	17,314,084

Potential common shares outstanding as of December 31:
Warrants outstanding	773,812	773,812

For the years ended December 31, 2010 and 2009, 30,000 options were not included in the diluted EPS because the average stock price was lower than the strike price of these options.

INDEX
CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. BUSINESS SEGMENTS

During the years ended December 31, 2010 and 2009, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake dam, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	December 31,	December 31,
	2010	2009
Revenues from unaffiliated customers:
Advertisement	$37,902,286	$31,519,267
Tourism	16,623,761	19,709,684
Total	$54,526,047	$51,228,951

Operating income (loss):
Advertisement	$28,183,691	$23,714,997
Tourism	7,363,617	11,034,036
Others	(947,844)	(353,777)
Total	$34,599,464	$34,395,256

Net income (loss):
Advertisement	$20,913,896	$17,698,552
Tourism	4,981,549	8,153,611
Others	(648,695)	(358,862)
Total	$25,246,750	$25,493,301

Capital expenditure:
Advertisement	$5,659	$13,303
Tourism	53,056,759	35,055,735
Total	$53,062,418	$35,069,038

	December 31, 2010	December 31, 2009
Identifiable assets:
Advertisement	$9,990,752	$13,385,770
Tourism	136,088,730	72,156,635
Others	1,742,327	472,075
Total	$147,821,809	$86,014,480

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS

On January 21, 2011, the Company granted to its Chief Financial Officer and Vice President of Investor Relations, an option to each purchase 75,000 shares of the Company's Common Stock. The exercise price of the options is $9.75. 15,000 shares shall vest and become exercisable on the grant date, and 20,000 shares shall vest and become exercisable on the one-year anniversary of the grant date, 20,000 shares shall vest and become exercisable on the second-year anniversary of the grant date and 20,000 shares shall vest and become exercisable on the third-year anniversary of the grant date for each grant. The options have a ten year life.

On January 26, 2011, the Company entered into a loan agreement with Industrial and Commercial Bank of China Limited for $10,587,000 (RMB 70 million).  The loan bears interest at 6.40% per annum, $377,981 is due in 2011; $983,091 is due in 2012; $1,285,580 is due in 2013; $1,663,692 is due in 2014; $2,041,804 is due in 2015; $2,117,426 is due in 2016 and $2,117,426 is due in 2017. The loan is secured by the assets of its subsidiary, Jintai. The Company also pledged the right to collect resort ticket sales at Yunding resort to the bank as additional collateral.

INDEX

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 8, 2010, the Company accepted the resignation of BDO China Li Xin Da Hua CPA Co., Ltd (“BDO Li Xin Da Hua”), ceasing to act as our independent auditors and, on August 9, 2010 we engaged Friedman LLP (“Friedman”), an Independent Registered Public Accounting Firm, to serve as our independent auditors. The engagement of Friedman LLP was approved by our Audit Committee on August 9, 2010. BDO Li Xin Da Hua was appointed as our independent auditors on May 20, 2010.  BDO Li Xin Da Hua did not issue any audit report on our financial statements from the appointment date of May 20, 2010 to the date of resignation, August 8, 2010. The Company and BDO Li Xin Da Hua did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials from the date of engagement, May 20, 2010, through the date of resignation, August 8, 2010, which disagreements, if not resolved to the satisfaction of BDO Li Xin Da Hua, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  However, as noted, BDO Li Xin Da Hua did not audit any financial statements prior to its resignation. During the period from May 20, 2010 to the date of resignation, the Company did not experience any reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K except that BDO Li Xin Da Hua identified that the Company lacks a good system of internal controls, such as inadequate documentation for certain transactions and lack of competent and well trained personnel to furnish US GAAP based reporting documents to be filed. Prior to engaging Friedman, the Company has not consulted Friedman regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with Friedman regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. The Company obtained a letter from BDO Li Xin Da Hua addressed to the United States Securities and Exchange Commission stating it agrees with the statements presented in the Form 8-K the Company filed on August 11, 2010 and the letter was attached to the Form 8-K as Exhibit 16.1.

On May 20, 2010, the Company dismissed Kabani & Company, Inc. (“Kabani”) as our independent auditors and engaged BDO China Li Xin Da Hua CPA Co., Ltd. (BDO China), an Independent Registered Public Accounting Firm, to serve as our independent auditors. Kabani was dismissed as our independent registered public accounting firm effective on May 20, 2010. Kabani was dismissed as our independent registered public accounting firm effective on May 20, 2010.For the two most recent fiscal years ended December 31, 2009 and 2008, Kabani’s report on the financial statements did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The dismissal of Kabani and engagement of BDO China were approved by our Audit Committee. Kabani and the Company did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials for the fiscal year ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, which disagreements, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. During the fiscal years ended December 31, 2009 and 2008, and subsequent interim period ended March 31, 2010 and through the date of dismissal, we did not experience any reportable events. Prior to engaging BDO China, we have not consulted BDO China regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did us consult with BDO China regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. We did not have any disagreements with BDO China, and therefore, did not discuss any past disagreements with BDO China. The Company obtained a letter from Kabani addressed to the United States Securities and Exchange Commission stating it agrees with the statements presented in the Form 8-K the Company filed on May 24, 2010 and the letter was attached to the Form 8-K as Exhibit 16.1.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

INDEX

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Additionally, Friedman LLP, an independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2010. The report is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the information contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders, which we will file with the Commission within 120 days after the end of 2010.

INDEX

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

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 16, 2011	By:	/s/ Chen, Minhua
Chen, Minhua Chief Executive Officer
	By:	/s/ George Wung
George Wung
Principal Accounting Officer

 Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Minhua Chen	Chief Executive Officer (Principal Executive	March 16, 2011
Minhua Chen	Officer), President and Director

/s/ George Wung	Chief Financial Officer	March 16, 2011
George Wung	(Principal Financial Officer; Principal
Accounting Officer)

/s/ Yanling Fan	Director	March 16, 2011
Yanling Fan

/s/ Michael Marks	Director	March 16, 2011
Michael Marks

/s/ Fucai Huang	Director	March 16, 2011
Fucai Huang

/s/ Chunyu Yin	Director	March 16, 2011
Chunyu Yin