Form 10-Q
period 2011-03-31
CHINA YIDA HOLDING, CO.
filed 2011-05-10
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

China Yida Holding, Co.
(Exact name of registrant as specified in the charter)

DELAWARE	000-26777	50-0027826
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

28/F Yifa Building
No. 111 Wusi Road
Fuzhou, Fujian, P. R. China
 (Address of principal executive offices) (Zip Code)

86 (591) 2830 8999
 (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 9, 2011
Common stock, $ 0.001 par value	19,551,785

INDEX
MARCH 31, 2011

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$21,457,686	$7,146,684
Accounts receivable	40,027	27,724
Other receivables, net	228,596	160,133
Advances and prepayments	1,176,490	1,020,000
Deferred tax assets	280,243	280,266
Total current assets	23,183,042	8,634,807

Property and equipment, net	89,525,730	89,739,372
Construction in progress	35,466,247	35,191,692
Intangible assets, net	13,198,562	14,042,432
Long-term prepayments	640,818	193,593
Deferred tax assets	-	19,913
Total assets	$162,014,399	$147,821,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,796,013	$1,784,687
Long-term debt, current portion	380,512	-
Accounts payable	37,259	1,229,237
Current obligation under airtime rights commitment	1,990,846	1,890,657
Accrued expenses and other payables	605,937	638,026
Taxes payable	2,230,481	2,255,208
Deferred tax liabilities	3,242	-
Total current liabilities	7,044,290	7,797,815

Long-term obligation under airtime rights commitment	3,253,075	3,758,376
Long-term debt	12,861,275	2,571,161
Total liabilities	23,158,640	14,127,352

Commitments and contingencies

Stockholders' equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 and 19,551,785 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively)	1,955	1,955
Additional paid in capital	48,840,417	48,478,086
Accumulated other comprehensive income	7,889,363	7,000,839
Retained earnings	79,528,738	75,569,652
Statutory reserve	2,549,330	2,549,330
	138,809,803	133,599,862
Non-controlling interest	45,956	94,595
Total stockholders' equity	138,855,759	133,694,457
Total liabilities and stockholders' equity	$162,014,399	$147,821,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended March 31,
	2011	2010
Net revenue
Advertisement	$9,868,374	$8,767,285
Tourism	1,915,103	6,035,514

	11,783,477	14,802,799

Cost of revenue
Advertisement	2,434,822	1,826,018
Tourism	1,089,401	1,096,832

	3,524,223	2,922,850

Gross profit	8,259,254	11,879,949

Operating expenses
Selling expenses	863,891	978,584
General and administrative expenses	1,266,610	1,283,944

	2,130,501	2,262,528

Income from operations	6,128,753	9,617,421

Other income (expense)
Other income (expense), net	(5,343)	8,853
Interest income	22,132	8,971
Interest expenses	(192,400)	-

	(175,611)	17,824

Income before income tax and non-controlling interest	5,953,142	9,635,245

Less: Provision for income tax	2,005,690	2,501,196

Net income	3,947,452	7,134,049
Net loss attributed to non-controlling interest	11,634	-

Net income attributable to China Yida Holding Co.	3,959,086	7,134,049

Other comprehensive income
Foreign currency translation gain (loss)	888,525	(296,766)

Comprehensive income	$4,847,611	$6,837,283

Earnings per share
- Basic	$0.20	$0.38
- Diluted	$0.20	$0.37

Weighted average shares outstanding
- Basic	19,551,785	18,918,681
- Diluted	19,895,190	19,384,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,947,452	$7,134,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	841,189	367,494
Amortization	930,245	371,804
Stock based compensation	362,331	41,997
Deferred tax	23,178	-
Changes in operating assets and liabilities:
Accounts receivable	(12,091)	(25,349)
Other receivables, net	(67,279)	(144,364)
Advances and prepayments	(149,580)	(79,926)
Accounts payable	(1,111,406)	(7,314)
Accrued expenses and other payables	(120,841)	96,837
Taxes payable	(38,923)	(1,743)
Net cash provided by operating activities	4,604,275	7,753,485

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(60,407)	(55,783)
Additions to construction in progress	(50,583)	(8,998,027)
Additions to long-term prepayments for acquisition of property and equipment	(444,690)	-
Net cash used in investing activities	(555,680)	(9,053,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	26,682,956
Repayment of obligation under airtime rights commitment	(439,667)	-
Proceeds from long-term loans	10,623,122	-
Net cash provided by financing activities	10,183,455	26,682,956

EFFECT OF EXCHANGE RATE CHANGES ON CASH	78,952	(94,589)

NET INCREASE IN CASH	14,311,002	25,288,042
CASH, BEGINNING OF PERIOD	7,146,684	5,776,678
CASH, ENDING OF PERIOD	$21,457,686	$31,064,720

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Capitalized interest in construction in progress	$-	$70,403

Cash paid during the year for:
Income tax	$2,063,288	$2,525,972
Interest	$192,400	$70,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. (“China Yida”) and its subsidiaries (collectively the "Company”, “we”, “us”, or “our”) engage in tourism and advertisement businesses in the People’s Republic of China.

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

Hong Kong Yi Tat was incorporated as the holding company of our operating entities, Fujian Jintai Tourism Development Co., Ltd., and Fujian Jiaoguang Media Co., Ltd., Yida (Fujian) Tourism Group Limited, and Fujian Yida Tulou Tourism Development Co., Ltd. (“Tulou”).  Hong Kong Yi Tat does not have any other operation.

Fujian Jintai Tourism Development Co., Ltd. (“Fujian Jintai”) has a wholly owned subsidiary, Fuzhou Hongda Commercial Services Co., Ltd., (“Hongda”).  The operation of Fujian Jintai is to develop the Great Golden Lake, one of our tourism destinations.

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

Fujian Yida Tulou Tourism Development Co., Ltd.’s (“Tulou”) primary business relates to the operation of the Hua’An Tulou cluster, one of our tourism destinations.

On April 12, 2010, our operating subsidiary “Fujian Yunding Tourism Industrial Co., Ltd.” changed its name to “Yida (Fujian) Tourism Group Limited” for our expanding business in operations of domestic tourism destinations in China by acquiring new tourism destinations. Yida (Fujian) Tourism Group Limited’s (“Fujian Yida”) primary business relates to the operations of our Yunding tourism destination and all of our newly engaged tourism destinations, and the management of our media business.

On March 16, 2010, Fujian Yida formed a wholly owned subsidiary, Yongtai Yunding Resort Management Co., Ltd. (“Yongtai Yunding”) which currently has no material business operations. We plan to develop Yongtai Yunding into a business entity primarily focusing on the operations of our Yunding tourism destination.

Fujian Jiaoguang Media Co., Ltd. (“Fujian Jiaoguang”) and the Company’s contractual relationship comply with the requirements of the Accounting Standard Codification ("ASC") 810, to consolidate Fujian Jiaoguang’s financial statements as a Variable Interest Entity. During the current period, Fujian Jiaoguang had no material business operations.

Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) concentrates on the mass media segment of our business.  Its primary business is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

On April 15, 2010, we entered into agreement with Anhui Xingguang Group to set up a new subsidiary – Anhui Yida Tourism Development Co.., Ltd. ("Anhui Yida") by investing 60% of the equity interest, and Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida. The total paid-in capital of Anhui Yida was $14,687,307 (equals RMB 100 million). Anhui Yida's primary business relates to the operation of our tourism destinations, specifically, Ming dynasty culture tourist destination.

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

On July 7, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co., Ltd. (“Jiangxi Fenyi”) which currently has no material business operations. The total paid-in capital of Jiangxi Fenyi was $2,937,461 (equals RMB 20 million). We plan to develop Jiangxi Fenyi into a business entity primarily focusing on the operations of a new tourist destination.

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($).

The unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010, filed on March 16, 2011 (the “Annual Report”).

b. Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entities

According to the requirements of ASC 810, in order to determine if a Variable Interest Entity ("VIE") relationship exists, therefore the Company has evaluated the economic relationships of Fujian Jiaoguang which signed an exclusive right agreement with the Company. Therefore, Fujian Jiaoguang is considered to be a VIE, as defined by ASC Topic 810-10, of which the Company is the primary beneficiary.

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2011	December 31, 2010
Total current assets*	$11,094,742	$11,005,172
Total assets	11,104,862	11,020,336
Total current liabilities#	8,618,004	8,398,261
Total liabilities	$8,618,004	$8,398,261

* Including intercompany receivables of $11,093,328 and $11,001,921 as at March 31, 2011 and December 31, 2010 to be eliminated in consolidation.
# Including intercompany payables of $7,348,638 and $7,086,393 as at March 31, 2011 and December 31, 2010 to be eliminated in consolidation.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c. Use of estimates and assumptions

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. The most significant estimates reflected in the condensed consolidated financial statements include depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2011 and December 31, 2010.

e. Revenue recognition

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

The Company sells the television airtime to third parties. The Company records advertising sales when advertisements are aired.

The Company has no allowance for product returns or sales discounts because services that are rendered and accepted by the customers are normally not refundable and discounts are normally not granted after service has been rendered.

f. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2011 and 2010 were $60,585 and $106,651, respectively recorded under selling expenses.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $41,963 and $29,901 for the three months ended March 31, 2011 and 2010 respectively.  Other than the above, neither the Company nor its subsidiary provide any other post-retirement or post-employment benefits.

h. Foreign currency translation

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2011, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2006, and by the PRC tax authority for years after 2005.

j. Fair values of financial instruments

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

k. Statutory Reserves

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

As at March 31, 2011, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

l. Segment reporting

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Building	$92,407,575	$91,824,909
Electronic Equipment	410,329	315,037
Transportation Equipment	2,087,360	2,099,199
Office Furniture	31,112	38,417
	94,936,376	94,277,562
Less: Accumulated Depreciation	(5,410,646)	(4,538,190)
Property and equipment, net	$89,525,730	$89,739,372

Depreciation expense for the three months ended March 31, 2011 and 2010 were $841,189 and $367,494, respectively.

4.  CONSTRUCTION IN PROGRESS

Construction in progress amounted to $35,466,247 and $35,191,692 as of March 31, 2011 and December 31, 2010.  It is mainly related to the construction of new tourist resorts which the Company has developed. This includes management rights in Yunding; various small ongoing projects related to the Great Golden Lake; constructions projects related to the Jiangxi Zhangshu Yangsheng TianTang resort and Jiangxi Fenyi Dongdou resort. The estimated completion date of the construction projects in progress is December 31, 2011.  The amount of capitalized interest included in construction in progress for the three months ended March 31, 2011 and 2010 amounted $0 and $70,403, respectively.

The tourist resort in Yunding opened on September 28, 2010 at which time the Company then transferred the related construction in progress of $50,019,707 to property and equipment during the year ended December 31, 2010. The second phase of construction of the Yunding resort has started and is included in construction in progress as of March 31, 2011.  Construction in progress with a total amount of $0 and $ 53,284,688 were transferred to property and equipment during the three months ended March 31, 2011 and year ended December 31, 2010.

The Company advances and prepays certain amounts as project deposits.  These balances are interest free and unsecured. As of March 31, 2011 and December 31, 2010, advances and prepayments amounted to $1,176,490 and $1,020,000, respectively.

There are certain projects which were still under construction. As of March 31, 2011 and December 31, 2010, the Company paid long term prepayments for these construction projects which amounted to $640,818 and $193,593, respectively.

As of March 31, 2011and December 31, 2010, the construction in progress consists of the projects related to the construction of the following:

	March 31, 2011	December 31, 2010

Great Golden Lake	$2,854,161	$2,785,712
Yunding resort (Phases I and II)	14,498,083	14,406,456
Jiangxi Zhangshu Yangsheng TianTang resort	9,185,966	9,127,911
Jiangxi Fenyi Dongdou resort	8,928,037	8,871,613
	$35,466,247	$35,191,692

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2011	December 31, 2010

Management right of tourist resort	$5,327,156	$5,293,566
Advertising board	6,849,200	6,806,013
Commercial airtime rights	6,402,925	6,362,551
Land use right	2,007,447	1,994,790
	20,586,728	20,456,920
Accumulated amortization	(7,388,166)	(6,414,488)
Intangible assets, net	$13,198,562	$14,042,432

The Company acquired a 30 year tourist resort management right in August 2001 from unrelated parties for purchase consideration of $5,327,156 (RMB35,000,000).

The Company entered into an agreement with a third party on February 29, 2008 and obtained a five-year advertising right for 30 outside advertising boards in Fuzhou city for purchase consideration of $6,849,200 (RMB 45,000,000). The agreement has a five-year term.

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $152,204 (RMB 1,000,000). The fee will be increased by 20% annually on every August 1. The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,402,925 (RMB42,067,917) as commercial airtime rights as an intangible asset, $6,648,291 (RMB43,680,000) as obligation under airtime rights commitment, and $245,366 (RMB1,612,083) as deferred interest at inception (See note 7).

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $930,245 and $371,804, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$2,798,930
2012	3,731,906
2013	1,701,078
2014	227,758
2015	227,758
Thereafter	4,511,132
$13,198,562

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  BANK LOANS

Short-term loans

Short-term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

	March 31, 2011	December 31, 2010
Loan from Construction Bank, interest rate at 5.56% per annum, due December 15, 2011, collateralized by the Tulou’s property.	$578,377	$574,730
Loan from Fujian Haixia bank (formerly known as Merchant bank of Fuzhou), interest rate at 6.67% per annum, due November 5, 2011, guaranteed by Fujian Jintai Tourism Development Co., Ltd.	1,217,636	1,209,957

Total	$1,796,013	$1,784,687

Interest expense for the three months ended March 31, 2011 and 2010 amounted to $29,531 and $26,760, respectively. The interest expense for the three months ended March 31, 2011 and 2010 amounted to $0 and $26,760 was capitalized as part of construction in progress.

Property and equipment with a net book value of $1,187,784 is pledged as collateral for these short-term loans.

Long-term debt

Long term debt consists of the following:

	March 31, 2011	December 31, 2010
Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2012, collateralized by the management rights of the Great Golden Lake.	$2,587,475	$2,571,161
Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral (Note (a))	10,654,312	-
	$13,241,787	$2,571,161
Less: current portion	380,512	-
	$12,861,275	$2,571,161

Note:
(a)
$380,512 (RMB2,500,000) is due in 2011; $989,329 (RMB6,500,000) is due in 2012; $1,293,738 (RMB8,500,000) is due in 2013; $1,674,249 (RMB11,000,000) is due in 2014; $2,054,760 (RMB13,500,000) is due in 2015; $2,130,862 (RMB14,000,000) is due in 2016 and $2,130,862 (RMB14,000,000) is due in 2017.

Interest expense for the three months ended March 31, 2011 and 2010 amounted to $147,260 and $43,643, respectively. The interest expense for the three months ended March 31, 2011 and 2010 amounted to $0 and $43,643 was capitalized as part of construction in progress.

Management right of the tourist resort with a net book value of $3,610,628 is used as collateral for the long-term debt from Taining Credit Union.  The loan from Industrial and Commercial Bank of China Limited is secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.   OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 5) consists of the following:

Remainder of 2011	$1,522,045
2012	2,374,389
2013	1,534,221
5,430,655
Less: deferred interest	(186,734)
5,243,921
Less: current portion	(1,990,846)
$3,253,075

Maturities of the long-term debt:
Remainder of 2011	$1,461,696
2012	2,283,185
2013	1,499,040
$5,243,921

8.  INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the three months ended March 31, 2011 and 2010 was 35% and 35%, respectively.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary for the three months ended March 31, 2011 and 2010 was 16.5% and 16.5%, respectively.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 8.  INCOME TAX (CONTINUED)

The provision for income tax consists of the following:
	For The Three Months Ended March 31,
	2011	2010
Current
USA	$-	$-
China	1,982,512	2,501,196
	1,982,512	2,501,196
Deferred
USA
Deferred tax asset for NOL carryforwards	518,045	129,775
Valuation allowance	(518,045)	(129,775)
	-	-
China
Current portion
Temporary difference from general and administrative expenses	(23)	-
Net deferred income tax liabilities under current liabilities	(23)	-

Non current portion
Deferred tax asset for NOL carryforwards	5,100	349,794
Temporary difference from airtime rights expenses	(23,155)	-
Valuation allowance	(5,100)	(349,794)
Net deferred income tax assets under non current assets	(23,155)	-

Less : Net deferred income tax expenses	(23,178)	-

Total provision of income tax	$2,005,690	$2,501,196

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment.

The change in total allowance for the three months ended March 31, 2011 and 2010 was an increase of $17,430 and $117,553 respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  STOCKHOLDERS’ EQUITY

1) WARRANTS

 Warrants outstanding at March 31, 2011 and related weighted average price and intrinsic value are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Intrinsic Value
$5.00	773,812	0.44	$5.00	773,812	$5.00	$3,056,557

2) STOCK-BASED COMPENSATION

On January 21, 2011 (the “CFO Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s Chief Financial Officer, pursuant to which, the Company issued non-qualified stock options (the “CFO Stock Options”) to purchase a total of 75,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Chief Financial Officer. 15,000 CFO Stock Options shall vest on the CFO Stock Option Grant Date; 20,000 CFO Stock Options shall vest on the one-year anniversary of the CFO Grant Date; 20,000 CFO Stock Options shall vest on the second-year anniversary of the CFO Grant Date; and 20,000 CFO Stock Options shall vest on the third-year anniversary of the CFO Grant Date. The exercise price for all of the shares was determined as the fair market value of our common stock using the closing price on the grant date.

On January 21, 2011 (the “VPIR Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s VP of Investor Relation, pursuant to which, the Company issued non-qualified stock options (the “VPIR Stock Options”) to purchase a total of 75,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s VP of Investor Relation. 15,000 VPIR Stock Options shall vest on the VPIR Stock Option Grant Date; 20,000 VPIR Stock Options shall vest on the one-year anniversary of the VPIR Grant Date; 20,000 VPIR Stock Options shall vest on the second-year anniversary of the VPIR Grant Date; and 20,000 VPIR Stock Options shall vest on the third-year anniversary of the VPIR Grant Date. The exercise price for all of the shares was determined as the fair market value of our common stock using the closing price on the grant date.

On March 17, 2011 (the “ID Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s Independent Director, pursuant to which, the Company issued non-qualified stock options (the “ID Stock Options”) to purchase a total of 30,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director. One half of the ID Stock Options shall vest on the ID Grant Date and the second half of ID Stock Options shall vest on June 10, 2011. The exercise price for all of the shares was determined as the fair market value of our common stock using the closing price on the grant date.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of	Expected	Expected	Dividend	Risk Free
Stock Option	Term	Volatility	Yield	Interest Rate
Options to Chief Financial Officer	10	60%	0%	3.44%
Options to VP of Investor Relation	10	60%	0%	3.44%
Options to Independent Director	10	60%	0%	3.25%

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.  STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the option activity:

Number of Options
Outstanding as of December 31, 2009 and 2010	30,000
Granted	180,000
Exercised	-
Forfeited	-
Outstanding as of March 31, 2011	210,000

Following is a summary of the status of options outstanding at March 31, 2011:

Outstanding and Exercisable options

Average Exercise price	Number	Average remaining contractual life (years)
$14.84	15,000	8.2
$13.67	15,000	8.2
$9.75	30,000	9.8
$7.96	15,000	10.0

For the three months ended March 31, 2011 and 2010, the Company recognized approximately $362,331 and $41,997, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

10.  NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest. Anhui Yida has not commenced operations as of March 31, 2011.  Non-controlling interest consisted of the following:

	March 31, 2011	December 31, 2010
Original paid in capital	$6,050,608	$6,049,790
Accumulated deficits	(38,203)	(25,751)
Accumulated other comprehensive income	(34)	(650)
	6,012,371	6,023,389
Less: Loan to non-controlling interest	(5,966,415)	(5,928,794)
	$45,956	$94,595

11.  COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire through August 2017.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

Remainder of 2011	$64,832
2012	53,819
2013	46,549
2014	41,856
2015	45,344
Thereafter	79,039
Total minimum payments	$331,439

The Company incurred rental expenses of $28,765 and $26,043 for the three months ended March 31, 2011 and 2010, respectively, which included $2,276 and $2,194, respectively, paid to Xin Hengji Holding Company Limited, a related party.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

(2) Capital Commitment

As at March 31, 2011, the total estimated contract costs to complete the Yunding resort, Jiangxi Zhangshu Yangsheng TianTang resort and the Jiangxi Fenyi Dongdou resort are approximately $38,900,00 (RMB 255.54 million) of which the Company has completed and paid for approximately $29,500,00 (RMB 193.66 million) as of March 31, 2011.  The remaining 9,400,000 (RMB 61.88 million) will be completed and paid by the end of 2011.

Litigation

The Company may be a party to various legal actions arising in the ordinary course of business.  The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

12.  EARNINGS PER SHARE

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

	For The Three Months Ended March 31,
	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$3,959,086	$7,134,049

Basic earnings per share	$0.20	$0.38

Basic weighted average shares outstanding	19,551,785	18,918,681

	For The Three Months Ended March 31,
	2011	2010
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	$3,959,086	$7,134,049

Diluted earnings per share	$0.20	$0.37

Weighted average outstanding shares of common stock	19,551,785	18,918,681
Warrants	341,739	465,766
Options	1,666	-
Diluted weighted average shares outstanding	19,895,190	19,384,447

Potential common shares outstanding as of March 31:
Warrants outstanding	773,812	773,812
Options outstanding	75,000	30,000

For the three months ended March 31, 2011 and 2010, 60,000 and 0 options, respectively were not included in the diluted EPS because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. BUSINESS SEGMENTS

During the three ended March 31, 2011 and 2010, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	For The Three Months Ended March 31,
	2011	2010
Revenues:
Advertisement	$9,868,374	$8,767,284
Tourism	1,915,103	6,035,515
Total	$11,783,477	$14,802,799

Operating income (loss):
Advertisement	$7,252,673	$6,198,464
Tourism	(457,086)	3,559,780
Others	(666,834)	(140,823)
Total	$6,128,753	$9,617,421

Net income (loss):
Advertisement	$5,368,128	$4,622,471
Tourism	(730,161)	2,653,743
Others	(690,515)	(142,165)
Total	$3,947,452	$7,134,049

Capital expenditure:
Advertisement	$1,356	$1,678
Tourism	109,634	9,052,132
Total	$110,990	$9,053,810

	March 31, 2011	December 31, 2010
Identifiable assets:
Advertisement	$7,637,845	$9,990,752
Tourism	152,974,168	136,088,730
Others	1,402,386	1,742,327
Total	$162,014,399	$147,821,809

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

16. SUBSEQUENT EVENTS

The Company entered into a construction contract with an unrelated party to develop a rafting project at the Yuding Resort on April 6, 2011. The total estimated contract costs to complete are approximately $3,690,000 (RMB 24.22 million).

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

The Company was formed on June 4, 1999 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On November 19, 2007, we consummated the acquisition of Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which were transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory approvals and laws, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Results of Operations

The Company is organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information and certain period-end balance sheet information for the three months ended March 31, 2011 and 2010:

	For the three months	For the three months	Increase/	Increase/
	ended	ended	(Decrease)	(Decrease)
	March 31, 2011	March 31, 2010	U.S. Dollar ($)	Percentage (%)
Net revenue
Advertisement	$9,868,374	$8,767,285	$1,101,089	12.56
Tourism	1,915,103	6,035,514	(4,120,411)	(68.27)
	11,783,477	14,802,799	(3,019,322)	(20.40)

Cost of revenue
Advertisement	2,434,822	1,826,018	608,804	33.34
Tourism	1,089,401	1,096,832	(7,431)	(0.68)
	3,524,223	2,922,850	601,373	20.57

Gross profit	8,259,254	11,879,949	(3,620,695)	(30.48)

Selling expenses	863,891	978,584	(114,693)	(11.72)
General and administrative expenses	1,266,610	1,283,944	(17,334)	(1.35)
Operating income	6,128,753	9,617,421	(3,488,668)	(36.27)
Other income (expense)	(5,343)	8,853	(14,196)	(160.35)
Interest income	22,132	8,971	13,161	146.71
Interest expense	(192,400)	-	(192,400)	(100.00)
Income tax expense	(2,005,690)	(2,501,196)	(495,506)	(19.81)
Net income	3,947,452	7,134,049	(3,186,597)	(44.67)
Net loss attributable to non-controlling interest	11,634	-	11,634	100.00
Net income	$3,959,086	$7,134,049	$(3,174,963)	(44.50)

Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010

Net Revenue:

Net revenue decreased by approximately $3.02 million or approximately 20%, from approximately $14.80 million for the three months ended March 31, 2010 to approximately $11.78 million for the three months ended March 31, 2011.

The decrease in net revenue was primarily due to the decrease in the revenue from tourism. Tourism revenue decreased by approximately $4.12 million or approximately 68%, from approximately $6.04 million to approximately $1.92 million. The decrease was primarily due to a reduction in the number of tourists visiting the Great Golden Lake Resort. The number of tourists decreased as a direct result of the flooding that occurred at the Great Golden Lake during the second half of 2010.

Advertisement revenue increased by approximately $1.10 million or approximately 13% from approximately $8.76 million to approximately $9.86 million. This increase was primarily due to growth of the revenue generated from the “Journey through China on the Train” program during the three months ended March 31, 2011.

Cost of Revenue:

Cost of revenues increased by approximately $0.60 million or approximately 21%, from approximately $2.92 million for the three months ended March 31, 2010 to approximately $3.52 million for the three months ended March 31, 2011.

Cost of revenue from advertisement increased by approximately $0.61 million or approximately 33%, from approximately $1.82 million to approximately $2.43 million. The increase was due to the increase in production costs for the railway media broadcasts.

Cost of revenue from tourism decreased by approximately $0.01 million or approximately 1%, from approximately $1.10 million to approximately $1.09 million. The slight decrease was due to the adverse effect on the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort. This decrease in the cost of revenue was offset by the high depreciation expense on property and equipment in the resorts.

Gross profit:

Gross profit decreased approximately $3.62 million, or approximately 30%, from approximately $11.88 million for the three months ended March 31, 2010 to approximately $8.26 million for the three months ended March 31, 2011. Our gross profit margin was approximately 70% in 2011, compared to approximately 80% for the same period in 2010, representing a decrease of approximately 10%.

Gross profit from advertisement increased by approximately $0.49 million, or approximately 7%, from approximately $6.94 million to approximately $7.43 million. Gross profit margin from advertisement was approximately 75% for 2011, compared to gross profit margin of advertisement of approximately 79% for the same period in 2010. The decrease of gross profit margin was primarily attributable to the increase in production costs for the railway media broadcasts.

Gross profit from tourism decreased by approximately $4.11 million, or approximately 83%, from approximately $4.94 million to approximately $0.83 million. Gross profit margin from tourism was approximately 43% in 2011, compared to approximately 82% for the same period in 2010. The decrease of gross profit margin was primarily attributable increased to (i) the adverse increase of effect on the revenue and the number of tourist visiting the Great Golden Lake Resort during the restoration of the resort and (ii) the increase of depreciation expense on property and equipment in the new resorts.

Selling Expenses:

Selling expenses were approximately $0.86 million for the three months ended March 31, 2011, compared to approximately $0.98 million for the three months ended March 31, 2010, which represents a decrease of approximately $0.12 million, or approximately 12%. The decrease in selling expense was primarily due to the decrease in sales which was effected by the adverse effect on the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort.  The decrease in selling expenses was offset by business expansions in our newly engaged operations in Yunding resort during 2011 as the resort had not been opened for the same period in 2010.

General and Administrative Expenses

General and administrative expenses were approximately $1.27 million for the three months ended March 31, 2011, compared to approximately $1.28 million for the three months ended March 31, 2010, which represents a decrease of approximately $0.01 million, or approximately 1%. The slight decrease was primarily due to no professional fees related to the private placement incurred during the three months ended March 31, 2011 for the issuance of common stock in connection with a registered direct offering that we closed for the same period in 2010. The decrease was offset by stock based compensation expense related to the issuance of stock options and an increase in management fees for new projects.

Income Tax:

Income tax was approximately $2.01 million for the three months ended March 31, 2011, representing a decrease of approximately $0.50 million or approximately 20%, compared to the approximately $2.51 million income tax for the three months ended March 31, 2010. The decrease was primarily attributable to lower revenue generated from the Great Golden Lake Resort.

Net Income:

As a result of the above factors, we have net income of approximately $3.95 million for the three months ended March 31, 2011 as compared to net income of approximately $7.13 million for the year ended March 31, 2010, representing a decrease of approximately $3.18 million or approximately 45%. The decrease was primarily attributable to the adverse effect of restoration of the Great Golden Lake Resort.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash from operations and proceeds from long term debt.  The debt provided net proceeds of approximately $10.6 million.

As of March 31, 2011, we had cash and cash equivalents of approximately $21.46 million as compared to approximately $31.06 million as of March 31, 2010, representing a decrease of $9.61 million.  The decrease was primarily due to no issuance of common stock in connection with a registered direct offering that we closed in the same period in 2010, the adverse effect of restoration of the Great Golden Lake Resort but offset by the proceeds from long term debt.  At March 31, 2011, our working capital was approximately $16.14 million.

Net cash provided by operating activities was approximately $4.60 million for 2011 as compared to approximately $7.75 million in 2010.  The decrease of $3.15 million was primarily due to the adverse effect on the revenue and the number of tourist visiting the Great Golden Lake Resort during the restoration of the resort.  For the three months ended March 31, 2010, the Great Golden Lake attracted approximately 150,000 visitors compared to approximately 53,000 visitors for the three months ended March 31, 2011.

Net cash used in investing activities was approximately $0.56 million in 2011 as compared to approximately $9.05 million in 2010, representing a significant decrease in capital expenditures of approximately $8.49 million due to the bad weather which deferred the construction in progress of the various resorts.

Net cash provided by financing activities amounted to approximately $10.18 million in 2011, compared to approximately $26.68 million in 2010, representing a decrease of approximately $16.50 million, mainly due to no issuances of common stock in connection with a registered direct offering that we closed in the same period in 2010 but which was offset by the proceeds from long term debt.

Bank loans

The Company has four bank loans from four institutional lenders for the development of the tourism destinations.

On January 26, 2011, we entered into a loan agreement with Industrial Commercial Bank of China Limited for approximately $10.65 million.  The loan bears interest at 6.40% per annum, $0.38 million is due in 2011; $0.99 million is due in 2012; $1.29 million is due in 2013; $1.68 million is due in 2014; $2.05 million is due in 2015; $2.13 million is due in 2016 and $2.13 million is due in 2017.

In the coming 12 months, we have approximately $2.18 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of March 31, 2011:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$15,037,800	$2,176,525	$4,870,542	$3,729,009	$4,261,724
Operating Lease Obligations	331,439	64,832	100,368	87,200	79,039
Obligation under airtime rights	5,243,921	1,990,846	3,253,075	-	-
Total	$20,613,160	$4,232,203	$8,223,985	$3,816,209	$4,340,763

Capital Expenditures

As of March 31, 2011, the total estimated contract costs to complete our announced tourist destinations capital expenditure commitments were approximately $38.89 million (RMB 255.54 million) of which the Company has completed $29.47 million (RMB 193.66 million).  The remaining $9.42 million (RMB 61.88 million) will be paid by the end of 2011.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our condensed consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our condensed consolidated financial statements.

Consolidation of Variable Interest Entities

According to the requirements of ASC 810, in order to determine if a Variable Interest Entity ("VIE") relationship exists, therefore the Company has evaluated the economic relationships of Fujian Jiaoguang which signed an exclusive right agreement with the Company. Therefore, Fujian Jiaoguang is considered to be a VIE, as defined by ASC Topic 810-10, of which the Company is the primary beneficiary.

Use of estimates and assumptions

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. The most significant estimates reflected in the condensed consolidated financial statements include depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

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

The Company sells the television airtime to third parties. The Company records advertising sales when advertisements are aired.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2011, we had approximately $21,458,000 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)
Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Yida Holding, Co.

Date: May 9, 2011	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer

Date: May 9, 2011	By:	/s/ George Wung
George Wung Chief Financial Officer (Principal Financial Officer)