Form 10-Q
period 2011-06-30
CHINA YIDA HOLDING, CO.
filed 2011-08-09
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

China Yida Holding, Co.
(Exact name of registrant as specified in its charter)

DELAWARE	000-26777	50-0027826
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

28/F Yifa Building
No. 111 Wusi Road
Fuzhou, Fujian, P. R. China
 (Address of principal executive offices) (Zip Code)

86 (591) 2830 8999
 (Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 9, 2011
Common stock, $ 0.001 par value	19,551,785

INDEX
JUNE 30, 2011

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$20,071,429	$7,146,684
Accounts receivable	66,311	27,724
Other receivables, net	429,302	160,133
Advances and prepayments	1,399,370	1,020,000
Deferred tax assets	282,307	280,266
Total current assets	22,248,719	8,634,807

Property and equipment, net	94,224,497	89,739,372
Construction in progress	37,470,810	35,191,692
Intangible assets, net	12,467,896	14,042,432
Long-term prepayments	1,381,119	193,593
Deferred tax assets	-	19,913
Total assets	$167,793,041	$147,821,809

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,825,636	$1,784,687
Long-term debt, current portion	3,465,615	-
Accounts payable	58,787	1,229,237
Current obligation under airtime rights commitment	2,114,907	1,890,657
Accrued expenses and other payables	847,467	638,026
Taxes payable	1,820,412	2,255,208
Deferred tax liabilities	25,188	-
Total current liabilities	10,158,012	7,797,815

Long-term obligation under airtime rights commitment	2,759,386	3,758,376
Long-term debt	9,901,756	2,571,161
Total liabilities	22,819,154	14,127,352

Commitments and contingencies

Stockholders' equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 issued and outstanding as of June 30, 2011 and December 31, 2010	1,955	1,955
Additional paid in capital	48,980,078	48,478,086
Accumulated other comprehensive income	10,265,158	7,000,839
Retained earnings	83,014,287	75,569,652
Statutory reserve	2,549,330	2,549,330
	144,810,808	133,599,862
Non-controlling interest	163,079	94,595
Total stockholders' equity	144,973,887	133,694,457
Total liabilities and stockholders' equity	$167,793,041	$147,821,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net revenue
Advertisement	$18,353,091	$18,094,805	$8,484,717	$9,327,521
Tourism	4,414,082	13,083,438	2,498,979	7,047,924

	22,767,173	31,178,243	10,983,696	16,375,445

Cost of revenue
Advertisement	4,706,554	3,736,625	2,271,732	1,910,607
Tourism	2,291,764	2,303,590	1,202,363	1,206,758

	6,998,318	6,040,215	3,474,095	3,117,365

Gross profit	15,768,855	25,138,028	7,509,601	13,258,080

Operating expenses
Selling expenses	2,108,318	2,235,194	1,244,427	1,256,610
General and administrative expenses	2,369,195	2,295,363	1,102,585	1,011,419

Total operating expenses	4,477,513	4,530,557	2,347,012	2,268,029

Income from operations	11,291,342	20,607,471	5,162,589	10,990,051

Other income (expense)
Other income (expense), net	(17,782)	7,243	(12,439)	(1,610)
Interest income	47,416	23,347	25,284	14,376
Interest expenses	(201,758)	-	(9,358)	-

	(172,124)	30,590	3,487	12,766

Income before income tax and non-controlling interest	11,119,218	20,638,061	5,166,076	11,002,817

Less: Provision for income tax	3,717,746	5,392,670	1,712,056	2,891,474

Net income	7,401,472	15,245,391	3,454,020	8,111,343
Net loss attributed to non-controlling interest	43,163	4,033	31,529	4,033

Net income attributable to China Yida Holding Co.	7,444,635	15,249,424	3,485,549	8,115,376

Other comprehensive income
Foreign currency translation gain	3,264,319	168,719	2,375,794	465,485

Comprehensive income	$10,708,954	$15,418,143	$5,861,343	$8,580,861

Earnings per share
- Basic	$0.38	$0.79	$0.18	$0.42
- Diluted	$0.38	$0.77	$0.18	$0.41

Weighted average shares outstanding
- Basic	19,551,785	19,239,327	19,551,785	19,551,785
- Diluted	19,792,873	19,711,148	19,634,421	20,029,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,401,472	$15,245,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,695,433	721,972
Amortization	1,874,315	743,749
Stock- based compensation	501,993	83,994
Deferred tax	43,060	-
Changes in operating assets and liabilities:
Accounts receivable	(37,502)	-
Other receivables, net	(262,358)	(151,704)
Advances and prepayments	(351,761)	1,126,445
Accounts payable	(1,098,997)	(8,793)
Accrued expenses and other payables	107,172	141,716
Taxes payable	(480,791)	390,131
Net cash provided by operating activities	9,392,036	18,292,901

CASH FLOWS FROM INVESTING ACTIVITIES
Due from related party	-	(5,756,478)
Additions to property and equipment	(4,092,885)	(1,685,590)
Additions to construction in progress	(1,454,280)	(18,824,089)
Additions to long-term prepayments for acquisition of property and equipment	(1,169,102)	-
Net cash used in investing activities	(6,716,267)	(26,266,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non-controlling interest	-	5,870,875
Repayment of loan from non-controlling interest	244,618	-
Net proceeds from issuance of common stock	-	26,687,556
Payments of obligation under airtime rights commitment	(893,665)	-
Repayment of long-term loans	(91,732)	-
Proceeds from long-term loans	10,702,055	-
Net cash provided by financing activities	9,961,276	32,558,431

EFFECT OF EXCHANGE RATE CHANGES ON CASH	287,700	(3,044)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,924,745	24,582,131
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,146,684	5,776,678
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$20,071,429	$30,558,809

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Capitalized interest in construction in progress	$260,603	$142,384

Cash paid during the period for:
Income tax	$2,078,619	$2,501,668
Interest	$437,394	$142,384

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

On June 24, 2011, Fujian Yida formed a wholly owned subsidiary, Fujian Yida Travel Service Co., Ltd (the “Yida Travel”), which currently has no material business operations.  The total paid-in capital of Yida Travel was $1,546,670 (equals to RMB 10 million).  We plan to conduct domestic and international travel services in China, including operating the direct sales of travel services for our current tourist destinations at the Great Golden Lake, Yunding Recreational Park, and Hua’An Tulou Cluster, and our three tourist destinations currently under construction, Ming Dynasty Entertainment World, China Yang-sheng (Nourishing Life) Paradise, and the City of Caves.

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

The unaudited condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010, filed on March 16, 2011.

b. Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2011	December 31, 2010
Total current assets*	$11,280,147	$11,005,172
Total assets	11,288,826	11,020,336
Total current liabilities#	8,946,162	8,398,261
Total liabilities	$8,946,162	$8,398,261

* Including intercompany receivables of $11,278,137 and $11,001,921 as at June 30, 2011 and December 31, 2010 to be eliminated in consolidation.
# Including intercompany payables of $7,645,493 and $7,086,393 as at June 30, 2011 and December 31, 2010 to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2011 and December 31, 2010.

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

f. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2011 and 2010 were $230,804 and $392, 845, respectively. Advertising costs for the three months ended June 30, 2011 and 2010 were $170,219 and $286,541, respectively recorded under selling expenses.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $88,568 and $64,666 for the six months ended June 30, 2011 and 2010, respectively and were $46,605 and $34,765 for the three months ended June 30, 2011 and 2010 respectively.  Other than the above, neither the Company nor its subsidiary provide any other post-retirement or post-employment benefits.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2011, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2006, and the PRC tax authority for years after 2005.

j. Fair values of financial instruments

The carrying amounts reported in the condensed consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying amount of long-term loans approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

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

As at June 30, 2011, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

m. Reclassification

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

n. Recent accounting pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 completes a major project of the boards’ joint work to improve IFRS and US GAAP and to bring about their convergence. For US GAAP, ASU 2011-04 will supersede most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. It also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. ASU 2011-04 will be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

On June 16, 2011, FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220)-Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010

Building	$97,768,247	$91,824,909
Electronic Equipment	481,710	315,037
Transportation Equipment	2,298,541	2,099,199
Office Furniture	34,024	38,417
	100,582,522	94,277,562
Less: Accumulated Depreciation	(6,358,025)	(4,538,190)
Property and equipment, net	$94,224,497	$89,739,372

Depreciation expense for the six months ended June 30, 2011 and 2010 were $1,695,433 and $721,972, respectively Depreciation expense for the three months ended June 30, 2011 and 2010 were $854,244 and $354,478, respectively.

4.	CONSTRUCTION IN PROGRESS

Construction in progress amounted to $37,470,810 and $35,191,692 as of June 30, 2011 and December 31, 2010.  It is mainly related to the construction of new tourist resorts which the Company has developed. This includes management rights in Yunding; various small ongoing projects related to the Great Golden Lake; constructions projects related to the Jiangxi Zhangshu Yangsheng TianTang resort and Jiangxi Fenyi Dongdou resort. The estimated completion date of the construction projects in progress is December 31, 2011. The amount of capitalized interest included in construction in progress for the six months ended June 30, 2011 and 2010 amounted to $257,159 and 142,384, respectively. The amount of capitalized interest included in construction in progress for the three months ended June 30, 2011 and 2010 amounted to $257,159 and $71,981, respectively.

The tourist resort in Yunding opened on September 28, 2010 at which time the Company then transferred the related construction in progress of $50,019,707 to property and equipment during the year ended December 31, 2010. The second phase of construction of the Yunding resort has started and is included in construction in progress as of June 30, 2011.  Construction in progress with a total amount of $0 and $ 53,284,688 were transferred to property and equipment during the six months ended June 30, 2011 and year ended December 31, 2010, respectively.

The Company advances and prepays certain amounts as project deposits.  These balances are interest free and unsecured. As of June 30, 2011 and December 31, 2010, advances and prepayments amounted to $1,399,370 and $1,020,000, respectively.

There are certain projects which were still under construction. As of June 30, 2011 and December 31, 2010, the Company paid long term prepayments for these construction projects which amounted to $1,381,119 and $193,593, respectively.

As of June 30, 2011 and December 31, 2010, the construction in progress consists of the projects related to the construction of the following:

	June 30, 2011	December 31, 2010

Great Golden Lake	$2,869,524	$2,785,712
Yunding resort (Phases I and II)	14,842,236	14,406,456
Jiangxi Zhangshu Yangsheng TianTang resort	10,070,425	9,127,911
Jiangxi Fenyi Dongdou resort	9,688,625	8,871,613
	$37,470,810	$35,191,692

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2011	December 31, 2010

Management right of tourist resort	$5,415,023	$5,293,566
Advertising board	6,962,172	6,806,013
Commercial airtime rights	6,508,535	6,362,551
Land use right	2,040,559	1,994,790
	20,926,289	20,456,920
Accumulated amortization	(8,458,393)	(6,414,488)
Intangible assets, net	$12,467,896	$14,042,432

The Company acquired a 30 year tourist resort management right in August 2001 from unrelated parties for purchase consideration of $5,415,023 (RMB35,000,000).

The Company entered into an agreement with a third party on February 29, 2008 and obtained a five-year advertising right for 30 outside advertising boards in Fuzhou city for purchase consideration of $6,962,172 (RMB 45,000,000). The agreement has a five-year term.

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $154,715 (RMB 1,000,000). The fee will be increased by 20% annually on every August 1. The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,508,535 (RMB42,067,917) as commercial airtime rights as an intangible asset, $6,757,948 (RMB43,680,000) as obligation under airtime rights commitment, and $249,413 (RMB1,612,083) as deferred interest at inception (See note 7).

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

Amortization expense for the six months ended June 30, 2011 and 2010 amounted to $1,874,315 and $743,149, respectively.

Amortization expense for the three months ended June 30, 2011 and 2010 amounted to $944,070 and $371,945, respectively.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$1,896,730
2012	3,793,461
2013	1,729,136
2014	231,515
2015	231,515
Thereafter	4,585,539
$12,467,896

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	BANK LOANS

Short-term loans

Short-term loans represent the borrowings from commercial banks that are due within one year. These loans consisted of the following:

	June 30, 2011	December 31, 2010

Loan from Construction Bank, interest rate at 5.56% per annum, due December 15, 2011, collateralized by the Tulou’s property.	$581,917	$574,730

Loan from Fujian Haixia bank (formerly known as Merchant bank of Fuzhou), interest rate at 6.67% per annum, due November 5, 2011, guaranteed by Fujian Jintai Tourism Development Co., Ltd.	1,237,719	1,209,957
Total	$1,825,636	$1,784,687

Interest expense for the six months ended June 30, 2011 and 2010 amounted to $62,246 and $54,049, respectively. Interest expense for the three months ended June 30, 2011 and 2010 amounted to $32,715 and $27,289, respectively. The interest expense for the six months ended June 30, 2011 and 2010 that amounted to $32,715 and $54,049 was capitalized as part of construction in progress. The interest expense for the three months ended June 30, 2011 and 2010 that amounted to $32,715 and $27,289 was capitalized as part of construction in progress.

Property and equipment with a net book value of $1,199,789 is pledged as collateral for these short-term loans.

Long-term debt

Long term debt consists of the following:

	June 30, 2011	December 31, 2010

Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2012, collateralized by the management rights of the Great Golden Lake.	$2,614,683	$2,571,161

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral (Note (a))	10,752,688	-
	13,367,371	2,571,161
Less: current portion	3,465,615	-
Total	$9,901,756	$2,571,161

Note:
(a)
$309,430 (RMB2,000,000) is due in 2011; $1,005,647 (RMB6,500,000) is due in 2012; $1,315,077 (RMB8,500,000) is due in 2013; $1,701,864 (RMB11,000,000) is due in 2014; $2,088,652 (RMB13,500,000) is due in 2015; $2,166,009 (RMB14,000,000) is due in 2016 and $2,166,009 (RMB14,000,000) is due in 2017.

Interest expense for the six months ended June 30, 2011 and 2010 amounted to $375,148 and $88,335, respectively. Interest expense for the three months ended June 30, 2011 and 2010 amounted to $227,888 and $44,692, respectively. The interest expense for the six months ended June 30, 2011 and 2010 that amounted to $227,888 and $88,335 was capitalized as part of construction in progress. The interest expense for the three months ended June 30, 2011 and 2010 that amounted to $227,888 and $44,692 was capitalized as part of construction in progress.

Management right of the tourist resort with a net book value of $3,625,057 is used as collateral for the long-term debt from Taining Credit Union.  The loan from Industrial and Commercial Bank of China Limited is secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 5) consists of the following:

Remainder of 2011	$1,083,003
2012	2,413,553
2013	1,559,527
5,056,083
Less: deferred interest	(181,790)
4,874,293
Less: current portion	(2,114,907)
$2,759,386

Maturities of the long-term debt:
Remainder of 2011	$1,029,684
2012	2,320,844
2013	1,523,765
$4,874,293

8.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the six months ended June 30, 2011 and 2010 was 35% and 35%, respectively.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary for the six months ended June 30, 2011 and 2010 was 16.5% and 16.5%, respectively.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	INCOME TAX (CONTINUED)

The provision for income tax consists of the following:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2011	2010	2011	2010

Current
USA	$-	$-		$
China	3,674,686	5,392,670	1,692,174		2,891,474
	3,674,686	5,392,670	1,692,174		2,891,474
Deferred
USA
Deferred tax asset for NOL carry forwards	792,647	325,582	274,602		195,807
Valuation allowance	(792,647)	(325,582)	(274,602)		(195,807)
	-	-	-		-
China
Current portion
Temporary difference from general and administrative expenses	(47)	-	(24)		-
Net deferred income tax liabilities under current liabilities	(47)	-	(24)		-

Non current portion
Deferred tax asset for NOL carry forwards	66,718	653,966	61,618		304,172
Temporary difference from airtime rights expenses	(45,101)	-	(21,946)		-
Temporary difference from capitalized interest	2,088	-	2,088		-
Valuation allowance	(66,718)	(653,966)	(61,618)		(304,172)
Net deferred income tax assets under non current assets	(43,013)	-	(19,858)		-

Less : Net deferred income tax expenses	(43,060)	-	(19,882)		-

Total provision of income tax	$3,717,746	$5,392,670	$1,712,056		$2,891,474

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

The change in total allowance for the six months ended June 30, 2011 and 2010 was an increase of $317,789 and $617,533 respectively. The change in total allowance for the three months ended June 30, 2011 and 2010 was an increase of $336,220 and $499,979 respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCKHOLDERS’ EQUITY

1) WARRANTS

 Warrants outstanding at June 30, 2011 and related weighted average price and intrinsic value are as follows:

Exercise Price	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price	Intrinsic Value
$5.00	773,812	0.19	$5.00	773,812	$5.00	$1,748,815

2) STOCK-BASED COMPENSATION

On January 21, 2011 (the “CFO Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s Chief Financial Officer, pursuant to which, the Company issued non-qualified stock options (the “CFO Stock Options”) to purchase a total of 75,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Chief Financial Officer. 15,000 CFO Stock Options vested on the CFO Stock Option Grant Date; 20,000 CFO Stock Options shall vest on the one-year anniversary of the CFO Grant Date; 20,000 CFO Stock Options shall vest on the second-year anniversary of the CFO Grant Date; and 20,000 CFO Stock Options shall vest on the third-year anniversary of the CFO Grant Date. The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On January 21, 2011 (the “VPIR Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s VP of Investor Relation, pursuant to which, the Company issued non-qualified stock options (the “VPIR Stock Options”) to purchase a total of 75,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s VP of Investor Relation. 15,000 VPIR Stock Options shall vest on the VPIR Stock Option Grant Date; 20,000 VPIR Stock Options shall vest on the one-year anniversary of the VPIR Grant Date; 20,000 VPIR Stock Options shall vest on the second-year anniversary of the VPIR Grant Date; and 20,000 VPIR Stock Options shall vest on the third-year anniversary of the VPIR Grant Date. The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On March 17, 2011 (the “ID Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s Independent Director, pursuant to which, the Company issued non-qualified stock options (the “ID Stock Options”) to purchase a total of 30,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director. One half of the ID Stock Options shall vest on the ID Grant Date and the second half of ID Stock Options shall vest on June 10, 2011.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Estimated Fair Value as at grant date	Unrecognized compensation as at June 30, 2011

Options to Chief Financial Officer	75,000	10	60%	0%	3.44%	522,649	356,642
Options to VP of Investor Relation	75,000	10	60%	0%	3.44%	522,649	356,642
Options to Independent Director	30,000	10	60%	0%	3.25%	169,979	-
	180,000					1,215,277	713,284

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2009 and 2010	30,000
Granted	180,000
Exercised	---
Forfeited	---
Outstanding as of June 30, 2011	210,000

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 20,000 shares of it’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The fair value of the 20,000 shares was $73,000 and will be amortized over the next one year.

For the six months ended June 30, 2011 and 2010, the Company recognized approximately $501,993 and $83,994, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

For the three months ended June 30, 2011 and 2010, the Company recognized approximately $139,662 and $41,997, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

10.	NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida has not commenced operations as of June 30, 2011. Non-controlling interest consisted of the following:

	June 30, 2011	December 31, 2010

Original paid in capital	$6,049,790	$6,049,790
Accumulated deficits	(68,913)	(25,751)
Accumulated other comprehensive income	(516)	(650)
	5,980,361	6,023,389
Less: Loan to non-controlling interest	(5,817,282)	(5,928,794)
	$163,079	$94,595

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in August 2017.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

Remainder of 2011	$66,220
2012	98,333
2013	89,506
2014	86,423
2015	92,601
Thereafter	131,121
Total minimum payments	$564,204

The Company incurred rental expenses of $70,455 and $52,654 for the six months ended June 30, 2011 and 2010, respectively and which included $4,552 and $4,389, respectively, paid to Xin Hengji Holding Company Limited, a related party.

The Company incurred rental expenses of $41,690 and $26,611 for the three months ended June 30, 2011 and 2010, respectively and which included $2,276 and $2,195, respectively, paid to Xin Hengji Holding Company Limited, a related party.

(2) Capital Commitment

As at June 30, 2011, the total estimated contract costs to complete Yunding resort, Jiangxi Zhangshu Yangsheng TianTang resort and Jiangxi Fenyi Dongdou resort are approximately $39,500,000 (RMB 255.54 million) of which the Company has completed and paid for approximately $31,500,000 (RMB 203.76 million) of June 30, 2011.  The remaining $8,000,000 (RMB 51.78 million) will be completed and paid by the end of 2011.

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

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2011	2010	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$7,444,635	$15,249,424	$3,485,549	$8,111,376

Basic earnings per share	$0.38	$0.79	$0.18	$0.42

Basic weighted average shares outstanding	19,551,785	19,239,327	19,551,785	19,551,785

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2011	2010	2011	2010

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing diluted earnings per share	$7,444,635	$15,249,424	$3,485,549	$8,111,376

Diluted earnings per share	$0.38	$0.77	$0.18	$0.41

Weighted average outstanding shares of common stock	19,551,785	19,239,327	19,551,785	19,551,785
Warrants	241,088	531,821	82,636	477,347
Options	-	-	-	-
Diluted weighted average shares outstanding	19,792,873	19,771,148	19,634,421	20,029,132

Potential common shares outstanding as of June 30:
Warrants outstanding	773,812	773,812	773,812	773,812
Options outstanding	75,000	30,000	75,000	30,000

For the three months ended June 30, 2011 and 2010, 75,000 and 0 options, respectively were not included in the diluted EPS because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	BUSINESS SEGMENTS

During the six months ended and three months ended June 30, 2011 and 2010, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Advertisement	$18,353,091	$18,094,805	$8,484,717	$9,327,521
Tourism	4,414,082	13,083,438	2,498,979	7,047,924
Total	$22,767,173	$31,178,243	$10,983,696	$16,375,445

Operating income:
Advertisement	$13,086,503	$13,326,173	$5,833,830	$7,127,709
Tourism	(833,898)	7,689,836	(376,812)	4,130,056
Other	(961,263)	(408,538)	(294,429)	(267,714)
Total	$11,291,342	$20,607,471	$5,162,589	$10,990,051

Net income:
Advertisement	$9,609,426	$9,908,708	$4,241,298	$5,286,237
Tourism	(1,203,139)	5,752,283	(472,978)	3,098,540
Other	(1,004,815)	(415,600)	(314,300)	(273,434)
Total	$7,401,472	$15,245,391	$3,454,020	$8,111,343

Capital expenditure:
Advertisement	$2,307	$-	$951	$-
Tourism	5,544,858	20,509,679	5,435,224	11,455,869
Total	$5,547,165	$20,509,679	$5,436,175	$11,455,869

		June 30, 2011		December 31, 2010

Identifiable assets:
Advertisement		6,895,418		9,990,752
Tourism		159,648,227		136,088,730
Others		1,249,396		1,742,327
		$167,793,041		$147,821,809

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

Results of Operations

The Company is organized into two main business segments, tourism and advertisement.

The following table presents a summary of operating information for the three months ended June 30, 2011 and 2010:

	For the three months	For the three months
	ended	ended	Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
	2011	2010	U. S. Dollar ($)	Percentage (%)
Net revenue
Advertisement	$8,484,717	$9,327,521	$(842,804)	(9.04)
Tourism	2,498,979	7,047,924	(4,548,945)	(64.54)
Total net revenue	10,983,696	16,375,445	(5,391,749)	(32.93)

Cost of revenue
Advertisement	2,271,732	1,910,607	361,125	18.90
Tourism	1,202,363	1,206,758	(4,395)	(0.36)
Total cost of revenue	3,474,095	3,117,365	356,730	11.44

Gross profit	7,509,601	13,258,080	(5,748,479)	(43.36)

Selling expenses	1,244,427	1,256,610	(12,183)	(0.97)
General and administrative expenses	1,102,585	1,011,419	91,166	9.01
Operating income	5,162,589	10,990,051	(5,827,462)	(53.02)
Other (expense)	(12,439)	(1,610)	(10,829)	672.61
Interest income	25,284	14,376	10,908	75.88
Interest expenses	(9,358)	-	(9,358)	(100.00)
Income tax expenses	(1,712,056)	(2,891,474)	(1,179,418)	(40.79)
Net income	3,454,020	8,111,342	(4,657,322)	(57.42)
Net loss attributable to non-controlling interest	31,529	4,033	27,496	681.78
Net income	$3,485,549	$8,115,376	$(4,629,827)	(57.05)

Three months ended June 30, 2011 compared to Three months ended June 30, 2010

Net Revenue:

Net revenue decreased by approximately $5.40 million or approximately 33%, from approximately $16.38 million for the three months ended June 30, 2010 to approximately $10.98 million for the three months ended June 30, 2011.

The decrease in net revenue was primarily due to the decrease in the revenue from tourism. Tourism revenue decreased by approximately $4.55 million or approximately 65%, from approximately $7.05 million to approximately $2.50 million. The decrease was primarily due to a reduction in the number of tourists visiting the Great Golden Lake Resort. The number of tourists decreased as a direct result of the flooding that occurred at the Great Golden Lake during the second half of 2010.

Advertisement revenue decreased by approximately $0.85 million or approximately 9% from approximately $9.33 million to approximately $8.48 million. This decrease was primarily due to the instability of the railway media broadcasts as compared with the same period in 2010.

Cost of Revenue:

Cost of revenues increased by approximately $0.35 million or approximately 11%, from approximately $3.12 million for the three months ended June 30, 2010 to approximately $3.47 million for the three months ended June 30, 2011.

Cost of revenue from advertisement increased by approximately $0.36 million or approximately 19%, from approximately $1.91 million to approximately $2.27 million. The increase was due to the increase in costs associated with acquiring the rights to redistribute FETV’s commercial airtime by renewal of the new contracts in the third quarter of 2010.

Cost of revenue from tourism decreased by approximately $4,000 or approximately 0.4%, from approximately $1,206,000 to approximately $1,202,000. The slight decrease was due to the adverse effect on the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort. This decrease in the cost of revenue was offset by the high depreciation expense on property and equipment in the resorts.

Gross profit:

Gross profit decreased approximately $5.75 million, or approximately 43%, from approximately $13.26 million for the three months ended June 30, 2010 to approximately $7.51 million for the three months ended June 30, 2011. Our gross profit margin was approximately 68% in 2011, compared to approximately 81% for the same period in 2010, representing a decrease of approximately 13%.

Gross profit from advertisement decreased by approximately $1.21 million, or approximately 16%, from approximately $7.42 million to approximately $6.21 million. Gross profit margin from advertisement was approximately 73% for 2011, compared to gross profit margin of advertisement of approximately 80% for the same period in 2010. The decrease of gross profit margin was primarily attributable to the increase in costs associated with acquiring the rights to redistribute FETV’s commercial airtime by renewal of the airtime rights agreement in the third quarter of 2010.

Gross profit from tourism decreased by approximately $4.54 million, or approximately 78%, from approximately $5.84 million to approximately $1.30 million. Gross profit margin from tourism was approximately 52% in 2011, compared to approximately 83% for the same period in 2010. The decrease of gross profit margin was primarily attributable to (i) the adverse effect on the revenue and the number of tourist visiting the Great Golden Lake Resort during the restoration of the resort and (ii) the increase of depreciation expense on property and equipment in the new resorts.

 Selling Expenses:

Selling expenses were approximately $1.24 million for the three months ended June 30, 2011, compared to approximately $1.26 million for the three months ended June 30, 2010, which represents a decrease of approximately $0.02 million, or approximately 1%. The decrease in selling expense was primarily due to the decrease in sales due to the adverse effect on the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort. The decrease in selling expenses was offset by business expansions in our newly engaged operations in Yunding resort during 2011 as the resort had not been opened for the same period in 2010.

General and Administrative Expenses

General and administrative expenses were approximately $1.10 million for the three months ended June 30, 2011, compared to approximately $1.01 million for the three months ended June 30, 2010, which represents a increase of approximately $0.09 million, or approximately 9%. The slight increase was primarily due to the stock based compensation expense related to the issuance of stock options and an increase in management fees for new projects in 2011.

Income Tax:

Income tax was approximately $1.71 million for the three months ended June 30, 2011, representing a decrease of approximately $1.18 million or approximately 41%, compared to the approximately $2.89 million income tax for the three months ended June 30, 2010. The decrease was primarily attributable to lower revenue generated from the Great Golden Lake Resort.

Net Income:

As a result of the above factors, we have net income of approximately $3.45 million for the three months ended June 30, 2011 as compared to net income of approximately $8.11 million for the year ended June 30, 2010, representing a decrease of approximately $4.66 million or approximately 57%. The decrease was primarily attributable to the adverse effect of restoration of the Great Golden Lake Resort.

The following table presents a summary of operating information for the six months ended June 30, 2011 and 2010:

	For the six months	For the six months
	ended	ended	Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
	2011	2010	U. S. Dollar ($)	Percentage (%)
Net revenue
Advertisement	$18,353,091	$18,094,805	$258,286	1.43
Tourism	4,414,082	13,083,438	(8,669,356)	(66.26)
Total net revenue	22,767,173	31,178,243	(8,411,070)	(26.98)

Cost of revenue
Advertisement	4,706,554	3,736,625	969,929	25.96
Tourism	2,291,764	2,303,590	(11,826)	(0.51)
Total cost of revenue	6,998,318	6,040,215	958,103	15.86

Gross profit	15,768,855	25,138,028	(9,369,173)	(37.27)

Selling expenses	2,108,318	2,235,194	(126,876)	(5.68)
General and administrative expenses	2,369,195	2,295,363	73,832	3.22
Operating income	11,291,342	20,607,471	(9,316,129)	(45.21)
Other income (expense)	(17,782)	7,243	(25,025)	(345.51)
Interest income	47,416	23,347	24,069	103.09
Interest expenses	(201,758)	-	(201,758)	(100.00)
Income tax expenses	(3,717,746)	(5,392,670)	1,674,924	(31.06)
Net income	7,401,472	15,245,391	(7,843,919)	(51.45)
Net loss attributable to non-controlling interest	43,163	4,033	39,130	970.25
Net income	$7,444,635	$15,249,424	$(7,804,789)	(51.18)

Six Months ended June 30, 2011 compared to Six Months ended June 30, 2010

Net Revenue:

Net revenue decreased by approximately $8.41 million or approximately 27%, from approximately $31.18 million for the six months ended June 30, 2010 to approximately $22.77 million for the six months ended June 30, 2011.

The decrease in net revenue was primarily due to the decrease in the revenue from tourism. Tourism revenue decreased by approximately $8.67 million or approximately 66%, from approximately $13.08 million to approximately $4.41 million. The decrease was primarily due to a reduction in the number of tourists visiting the Great Golden Lake Resort. The number of tourists decreased as a direct result of the flooding that occurred at the Great Golden Lake during the second half of 2010.

Advertisement revenue increased by approximately $0.26 million or approximately 1% from approximately $18.09 million to approximately $18.35 million. The exchange rate of RMB was appreciated significantly against US dollars and therefore, there is slightly increased in advertisement revenue. In terms of RMB, the advertisement revenue decreased slightly due to the instability of income generated from railway media broadcasts, as compared with the same period in 2010.

Cost of Revenue:

Cost of revenues increased by approximately $0.96 million or approximately 16%, from approximately $6.04 million for the six months ended June 30, 2010 to approximately $7.00 million for the six months ended June 30, 2011.

Cost of revenue from advertisement increased by approximately $0.97 million or approximately 26%, from approximately $3.74 million to approximately $4.71 million. The increase was due to the increase in costs associated with acquiring the rights to redistribute FETV’s commercial airtime by renewal of the new contracts in the third quarter of 2010.

Cost of revenue from tourism decreased by approximately $0.01 million or approximately 1%, from approximately $2.30 million to approximately $2.29 million. The slight decrease was due to the adverse effect on the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort. This decrease in the cost of revenue was offset by the high depreciation expense on property and equipment in the resorts.

Gross profit:

Gross profit decreased approximately $9.37 million, or approximately 37%, from approximately $25.14 million for the six months ended June 30, 2010 to approximately $15.77 million for the six months ended June 30, 2011. Our gross profit margin was approximately 70% in 2011, compared to approximately 80% for the same period in 2010, representing a decrease of approximately 10%.

Gross profit from advertisement decreased by approximately $0.71 million, or approximately 5%, from approximately $14.36 million to approximately $13.65 million. Gross profit margin from advertisement was approximately 74% for 2011, compared to gross profit margin of advertisement of approximately 79% for the same period in 2010. The decrease of gross profit margin was primarily attributable to the increase in costs associated with acquiring the rights to redistribute FETV’s commercial airtime by renewal of the airtime rights agreement in the third quarter of 2010.

Gross profit from tourism decreased by approximately $8.66 million, or approximately 80%, from approximately $10.78 million to approximately $2.12 million. Gross profit margin from tourism was approximately 48% in 2011, compared to approximately 82% for the same period in 2010. The decrease of gross profit margin was primarily attributable to (i) the adverse effect on the revenue and the number of tourist visiting the Great Golden Lake Resort during the restoration of the resort and (ii) the increase of depreciation expense on property and equipment in the new resorts.

Selling Expenses:

Selling expenses were approximately $2.11 million for the six months ended June 30, 2011, compared to approximately $2.24 million for the six months ended June 30, 2010, which represents a decrease of approximately $0.13 million, or approximately 6%. The decrease in selling expense was primarily due to the decrease of the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort which has adverse effect on the tourism revenue and the related selling expenses. The decrease in selling expenses was offset by business expansions in our newly engaged operations in Yunding resort during 2011 as the resort had not been opened for the same period in 2010.

General and Administrative Expenses

General and administrative expenses were approximately $2.37 million for the six months ended June 30, 2011, compared to approximately $2.30 million for the six months ended June 30, 2010, which represents a increase of approximately $0.07 million, or approximately 3%. The slight increase was primarily due to the stock based compensation expense related to the issuance of stock options and an increase in management fees for new projects in 2011.

Income Tax:

Income tax was approximately $3.72 million for the six months ended June 30, 2011, representing a decrease of approximately $1.67 million or approximately 31%, compared to the approximately $5.39 million income tax for the six months ended June 30, 2010. The decrease was primarily attributable to lower revenue generated from the Great Golden Lake Resort.

Net Income:

As a result of the above factors, we have net income of approximately $7.40 million for the six months ended June 30, 2011 as compared to net income of approximately $15.25 million for the year ended June 30, 2010, representing a decrease of approximately $7.85 million or approximately 52%. The decrease was primarily attributable to the adverse effect of restoration of the Great Golden Lake Resort.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash from operations and proceeds from long term debt. The debt raise in December 2010, provided net proceeds of approximately $10.7 million.

As of June 30, 2011, we had cash and cash equivalents of approximately $20.07 million as compared to approximately $30.36 million as of June 30, 2010, representing a decrease of $10.29 million. The decrease was primarily due to no issuance of common stock in connection with a registered direct offering that we closed in the same period in 2010, the adverse effect of restoration of the Great Golden Lake Resort which was offset by the proceeds from long term debt. At June 30, 2011, our working capital was approximately $12.09 million.

Net cash provided by operating activities was approximately $9.39 million for 2011 as compared to approximately $18.29 million in 2010. The decrease of $8.9 million was primarily due to the adverse effect on the revenue and the number of tourist visiting the Great Golden Lake Resort during the restoration of the resort.

Net cash used in investing activities was approximately $6.72 million in 2011 as compared to approximately $26.27 million in 2010, representing a significant decrease in capital expenditures of approximately $19.55 million due to the construction of the various resorts was nearly complete during the six months ended June 30, 2011.

Net cash provided by financing activities amounted to approximately $9.96 million in 2011, compared to approximately $32.56 million in 2010, representing a decrease of approximately $22.60 million, mainly due to no issuances of common stock in connection with a registered direct offering that we closed in the same period in 2010.

Bank loans

The Company has four bank loans from four institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $0.59 million from Construction Bank . The loan bears interest at 5.56% per annum, and is due December 15, 2011. It is collateralized by the Tulou property.

2.
A loan for approximately $1.24 million from Fujian Haixia bank (formerly known as Merchant bank of Fuzhou).  The loan bears interest rate at 6.67% per annum, and is due November 5, 2011, guaranteed by Fujian Jintai Tourism Development Co., Ltd.

3.
A loan for approximately $2.61 million from Taining Credit Union, interest rate at 7.02% per annum, which is due March 20, 2012, and is collateralized by the management rights of the Great Golden Lake.

4.
A loan for approximately $10.75 million from Industrial Commercial Bank of China Limited. The loan bears interest at 6.40% per annum, $0.31 million is due in 2011; $1.01 million is due in 2012; $1.32 million is due in 2013; $1.70 million is due in 2014; $2.09 million is due in 2015; $2.17 million is due in 2016 and $2.17 million is due in 2017.

In the coming 12 months, we have approximately $5.29 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of June 30, 2011:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$15,193,007	$5,291,251	$2,862,226	$4,099,946	$2,939,584
Operating Lease Obligations	564,204	66,220	274,262	223,722
Obligation under airtime rights	4,874,293	2,114,907	2,759,386	-	-
Total	$20,631,504	$7,472,378	$5,895,874	$4,323,668	$2,939,584

Capital Expenditures

As at June 30, 2011, the total estimated contract costs to complete the Yunding resort, Jiangxi Zhangshu Yangsheng TianTang resort and Jiangxi Fenyi Dongdou resort were approximately $39,500,000 (RMB 255.54 million) of which the Company has completed and paid for approximately $31,500,000 (RMB 203.76 million) of June 30, 2011.  The remaining $8,000,000 (RMB 51.78 million) will be completed and paid for by the end of 2011.

2011-2012 Outlook

In 2011, we have been constructing and developing Yunding Park second phase of construction and three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represents our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations out of Fujian province, and throughout China. The construction was in line with the company's schedule. We expect these three projects will complete their first phase of construction and be open to the public by the end of 2012. In addition, in June 2011 we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd., associates with our marketing strategic. Over the course of the next three years, we will mainly focus on developing our existing six tourist destinations.  All required construction funds will be financed either through our revenues and cash flows or by financings and bank loans.

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

Consolidation of Variable Interest Entities

According to the requirements of ASC 810, in order to determine if a Variable Interest Entity ("VIE") relationship exists, the Company has evaluated the economic relationships of Fujian Jiaoguang which signed an exclusive right agreement with the Company. Therefore, Fujian Jiaoguang is considered to be a VIE, as defined by ASC Topic 810-10, of which the Company is the primary beneficiary.

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

Net revenue represents gross revenue net of Value Added Tax ("VAT").

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
benefits.

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

Fair values of financial instruments

The carrying amounts reported in the condensed consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying amount of long-term loans approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

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

Inflation and Seasonality

Our operating results and operating cash flows historically have not been affected by inflation or seasonality.

Off balance sheet arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current of future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2011, we had approximately $20,071,429 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)
Changes in internal control over financial reporting. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 27, 2011, Michael Marks, an independent director and our chairman of the audit committee, entered into an Independent Director’s Agreement whereby he was granted 20,000 restricted stock awards as partial consideration for his services as independent director and chairman of the audit committee. All 20,000 shares of restricted stock will vest on June 10, 2012.

The issuance of these securities was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No proceeds were created by the grant of any securities described above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

2.1	Share Exchange Agreement, dated November 19, 2007, among the Company, the stockholders of the Company, Keenway Limited and Hong Kong Yi Tat International Investment, Ltd. (1)

3.1	Certificate of Incorporation (9)

3.11
Articles of Incorporation of the Company as filed with the Secretary of State of Delaware on June 4, 1999 [incorporated by reference to Exhibit 3.01 to the Company’s registration statement on Form 10-SB filed on July 21, 1999]  (1)

3.12
Certificate of Amendment to Certificate of Incorporation changing the corporate name from Apta Holdings, Inc. to InteliSys Aviation Systems of America, Inc. filed with the Secretary of State of Delaware on July 21, 2007 (1)

3.13	Certificate of Good Standing from the State of Delaware dated November 9, 2007 (1)

3.14	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)

4.1	Securities Purchase Agreement (3)

4.2	Registration Rights Agreement (3)

4.3	Lock-Up Agreement (3)

4.4	Make Good Agreement (3)

4.5	Sample Warrant (3)

10.1	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)

10.2	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)

10.3	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)

10.4	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)

10.5	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)

10.6	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (2)

10.7	Leasing Agreement (4)

10.8	Leasing Agreement (4)

10.9	Employment Agreement on Chief Financial Officer (6)

10.10	Employment Agreement with George Wung (7)

10.11	Placement Agency Agreement (10)

10.12	Form of Subscription Agreement (10)

10.13	Equity Transfer Agreements Dated March 15, 2010 (11)

10.14	Fujian Education Television Station Channel Management Agreement (12)

24.1	Power of Attorney (7)

31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	2008 Development Report of Chinese Radio and Television (4)

(1)	Previously filed as Exhibits to Form 8K filed on November 26, 2007.

(2)	Previously filed as Exhibits to Form 8K filed on March 6, 2008.

(3)	Previously filed as Exhibits to Form 8K filed on March 11, 2008.

(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.

(5)	Previously filed as Exhibits to Form S-1/A filed on August 22, 2008.

(6)	Previously filed as Exhibits to Form 8K filed on September 18, 2008.

(7)	Previously filed as Exhibits to Form 8K filed on September 18, 2008.

(8)	Previously filed as Exhibits to Form 8K filed on January 14, 2009.

(9)	Previously filed as Exhibits to Form S3 filed on December 11, 2009.

(10)	Previously filed as Exhibits to Form 8K filed on January 22, 2010.

(11)	Previously filed as Exhibits to Form 8K filed on May 14, 2010.

(12)	Previously filed as Exhibits to Form 8K filed on August 4, 2010.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Yida Holding, Co.

Date: August 9, 2011	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 9, 2011	By:	/s/ George Wung
George Wung Chief Financial Officer (Principal Financial Officer)