Form 10-Q
period 2011-09-30
CHINA YIDA HOLDING, CO.
filed 2011-11-07
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-26777

CHINA YIDA HOLDING, CO.
(Exact name of registrant as specified in its charter)

Delaware	50-0027826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28/F Yifa Building, No. 111 Wusi Road Fuzhou, Fujian, P. R. China	350003
(Address of principal executive offices)	(Zip Code)

+ 86 (591) 2830 8999
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 4, 2011
Common stock, $ 0.001 par value	19,551,785

i

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$14,358,935	$7,146,684
Accounts receivable	137,175	27,724
Other receivables, net	5,186,349	160,133
Advances and prepayments	8,249,433	1,020,000
Deferred tax assets	284,420	280,266
Total current assets	28,216,312	8,634,807

Property and equipment, net	111,060,532	89,739,372
Construction in progress	24,272,257	35,191,692
Intangible assets, net	9,658,994	14,042,432
Long-term prepayments	3,021,914	193,593
Deferred tax assets	-	19,913
Total assets	$176,230,009	$147,821,809

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$1,847,069	$1,784,687
Long-term debt, current portion	3,584,566	-
Accounts payable	69,112	1,229,237
Current obligation under airtime rights commitment	2,241,135	1,890,657
Accrued expenses and other payables	2,311,261	638,026
Taxes payable	1,781,281	2,255,208
Deferred tax liabilities	36,155	-
Total current liabilities	11,870,579	7,797,815

Long-term obligation under airtime rights commitment	2,183,389	3,758,376
Long-term debt	9,783,204	2,571,161
Total liabilities	23,837,172	14,127,352

Commitments and contingencies

Stockholders' equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 issued and outstanding as of September 30, 2011 and December 31, 2010	1,955	1,955
Additional paid in capital	49,054,622	48,478,086
Accumulated other comprehensive income	12,006,402	7,000,839
Retained earnings	86,222,893	75,569,652
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding Co.	149,835,202	133,599,862
Non-controlling interest	2,557,635	94,595
Total equity	152,392,837	133,694,457
Total liabilities and equity	$176,230,009	$147,821,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net revenue
Advertisement	$26,675,530	$27,820,997	$8,322,439	$9,726,192
Tourism	7,299,124	14,383,404	2,885,042	1,299,966
	33,974,654	42,204,401	11,207,481	11,026,158
Cost of revenue
Advertisement	6,847,683	5,855,415	2,141,129	2,118,790
Tourism	3,681,633	2,958,141	1,389,869	654,551
	10,529,316	8,813,556	3,530,998	2,773,341

Gross profit	23,445,338	33,390,845	7,676,483	8,252,817

Operating expenses
Selling expenses	3,704,622	2,839,638	1,596,304	604,444
General and administrative expenses	3,543,764	3,320,020	1,174,569	1,024,657
Total operating expenses	7,248,386	6,159,658	2,770,873	1,629,101

Income from operations	16,196,952	27,231,187	4,905,610	6,623,716

Other income (expense)
Other income (expense), net	(41,430)	1,650	(23,648)	(5,593)
Interest income	75,358	69,111	27,942	45,764
Interest expenses	(228,212)	(19,099)	(26,454)	(19,099)
	(194,284)	51,662	(22,160)	21,072

Income before income tax and non-controlling interest	16,002,668	27,282,849	4,883,450	6,644,788
Less: Provision for income tax	5,433,442	7,381,950	1,715,696	1,989,280

Net income	10,569,226	19,900,899	3,167,754	4,655,508
Net loss attributable to non-controlling interest	84,015	21,590	40,852	17,557

Net income attributable to China Yida Holding Co.	$10,653,241	$19,922,489	$3,208,606	$4,673,065

Net income	$10,569,226	$19,900,899	$3,167,754	$4,655,508
Other comprehensive income
Foreign currency translation gain	5,005,563	2,165,824	1,741,244	1,997,105

Comprehensive income	15,574,789	22,066,723	4,908,998	6,652,613

Comprehensive loss attributable to non-controlling interest	84,678	21,956	41,469	17,907

Comprehensive income attributable to China Yida Holding Co.	$15,659,467	$22,088,679	$4,950,647	$6,670,520

Earnings per share
- Basic	$0.54	$1.03	$0.16	$0.24
- Diluted	$0.54	$0.99	$0.16	$0.23

Weighted average shares outstanding
- Basic	19,551,785	19,343,858	19,551,785	19,551,785
- Diluted	19,561,621	20,117,670	19,555,436	20,325,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,569,226	$19,900,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,599,582	1,247,957
Amortization	2,718,586	1,463,586
Stock-based compensation	576,536	83,994
Deferred tax	51,914	-
Changes in operating assets and liabilities:
Accounts receivable	(106,811)	-
Other receivables, net	(319,681)	119,823
Advances and prepayments	282,239	(808,288)
Accounts payable	(1,098,386)	1,063,947
Accrued expenses and other payables	1,539,620	861,250
Taxes payable	(544,244)	(575,416)
Net cash provided by operating activities	16,268,581	23,357,752

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of loan from (loan to) non-controlling interest	2,712,533	(5,750,836)
Other receivables - acquisition of land use rights	(4,623,636)	-
Advances and prepayments - acquisition of land use rights	(7,365,260)	-
Additions to property and equipment	(5,823,616)	(1,819,530)
Additions to construction in progress	(2,718,003)	(22,032,201)
Proceeds from disposal of intangible assets	2,080,636	-
Additions to long-term prepayments for acquisition of property and equipment	(2,778,112)	(921,312)
Net cash used in investing activities	(18,515,458)	(30,523,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributed by non-controlling interest	-	5,868,200
Net proceeds from issuance of common stock	-	26,682,957
Payments of obligation under airtime rights commitment	(1,400,069)	(276,103)
Repayment of long-term loans	(246,594)	-
Proceeds from long-term loans	10,788,484	-
Net cash provided by financing activities	9,141,821	32,275,054

EFFECT OF EXCHANGE RATE CHANGES ON CASH	317,307	512,892

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,212,251	25,621,819
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,146,684	5,776,678
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$14,358,935	$31,398,497

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Transfer from construction in progress to property and equipment	$14,680,446	$52,991,179
Transfer from advances and prepayments to property and equipment	$-	$1,173,640
Capitalized interest in construction in progress	$511,493	$214,956
Capitalized airtime rights commitment	$-	$6,209,282

Cash paid during the period for:
Income tax	$5,830,819	$7,940,410
Interest	$691,035	$234,055

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

Hongda does not have any operation except for owning 100% of the ownership interest in Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) which is engaged in the operations of our media business. On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yunding Tourism Industrial Co., Ltd, (currently known as Yida (Fujian) Tourism Group Limited, “Fujian Yunding”), pursuant to which Fujian Yunding acquired 100% of the issued and outstanding shares of Fuyu from Hongda at the aggregate purchase price of RMB3,000,000.  As a result, Fujian Yunding became the 100% holding company of Fuyu.

Fujian Jintai originally also owned 100% of the ownership interest in Fujian Yintai Tourism Co., Ltd. (“Yintai”). On March 15, 2010, Fujian Jintai entered into an equity transfer agreement with Fujian Yunding, pursuant to which Fujian Yunding acquired 100% of the issued and outstanding common stock of Yintai from Fujian Jintai at the aggregate purchase price of RMB5,000,000. As a result, Yintai became a wholly owned subsidiary of Fujian Yunding.  Yintai was deregistered on November 18, 2010.

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

On April 15, 2010, we entered into agreement with Anhui Xingguang Group to set up a new subsidiary – Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida") by investing 60% of the equity interest, and Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida. The total paid-in capital of Anhui Yida was $14,687,307 (equals RMB100 million). Anhui Yida's primary business relates to the operation of our tourism destinations, specifically, Ming dynasty culture tourist destination.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On July 6, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd. (“Jiangxi Zhangshu”) which currently has no material business operations. The initial paid-in capital of Jiangxi Zhangshu was $2,937,461 (equals RMB20 million). On July 5, 2011, Fujian Yida and Fuyu further injected capital amounted to RMB49 million and RMB1 million to Jiangxi Zhangshu.  The total paid-in capital increased to $10,957,189 (equals RMB70 million). We plan to develop Jiangxi Zhangshu into a business entity primarily focusing on the operations of a new tourist destination.

On July 7, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co., Ltd. (“Jiangxi Fenyi”) which currently has no material business operations. The initial paid-in capital of Jiangxi Fenyi was $1,762,477 (equals RMB12 million).  On July 7, 2011, Fujian Yida further injected capital amounted to RMB48 million to Jiangxi Fenyi and the total paid-in capital increased to $9,391,876 (equals RMB60 million). We plan to develop Jiangxi Fenyi into a business entity primarily focusing on the operations of a new tourist destination.

On June 24, 2011, Fujian Yida formed a wholly owned subsidiary, Fujian Yida Travel Service Co., Ltd (the “Yida Travel”). The total paid-in capital of Yida Travel was $1,546,670 (equals RMB10 million).  Its primary business is to conduct domestic and international traveling services in China, including operating the direct sales of travel services for our current tourist destinations at the Great Golden Lake, Yunding Recreational Park, and Hua’An Tulou Cluster, and our three tourist destinations currently under construction, Ming Dynasty Entertainment World, China Yang-sheng (Nourishing Life) Paradise, and the City of Caves.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements.

The unaudited condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010, filed on March 16, 2011.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2011	December 31, 2010
Total current assets*	$11,923,638	$11,005,172
Total assets	$11,931,490	$11,020,336
Total current liabilities#	$9,714,197	$8,398,261
Total liabilities	$9,714,197	$8,398,261

* Including intercompany receivables of $11,915,404 and $11,001,921 as at September 30, 2011 and December 31, 2010 to be eliminated in consolidation.

# Including intercompany payables of $8,403,077 and $7,086,393 as at September 30, 2011 and December 31, 2010 to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2011 and December 31, 2010.

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

f. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2011 and 2010 were $400,160 and $548,212, respectively. Advertising costs for the three months ended September 30, 2011 and 2010 were $169,356 and $155,367, respectively recorded under selling expenses.

g. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $145,730 and $100,294 for the nine months ended September 30, 2011 and 2010, respectively and were $57,162 and $35,628 for the three months ended September 30, 2011 and 2010 respectively.  Other than the above, neither the Company nor its subsidiary provide any other post-retirement or post-employment benefits.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2011, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2007, and the PRC tax authority for years after 2006.

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

As at September 30, 2011, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	September 30, 2011	December 31, 2010

Tender for the acquisition of land use rights	$4,695,938	$-
Other	511,008	180,035
	5,206,946	180,035
Less: Allowance	(20,597)	(19,902)
	$5,186,349	$160,133

Anhui Yida participates in a bid for land use rights in Anhui Province, with the intention to develop tourism destinations. Anhui Yida deposited $4,695,938 (RMB30 million) with local government of Anhui province to participate in the bid. The amount will be used as payment for the land use rights if the Company wins the bid or the funds will be refunded to the Company.

4.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	September 30, 2011	December 31, 2010

Advance payment for the acquisition of land use rights	$7,480,434	$574,730
Other	772,082	448,249
	8,252,516	1,022,979
Less: Allowance	(3,083)	(2,979)
	$8,249,433	$1,020,000

Advance payment for the acquisition of land use rights represents the payment relating for the acquisition of land use rights. Jiangxi Zhangshu and Jiangxi Fenyi paid compensation to the local government for the compensation to the existing user of the land.  The land use right located on the targeted land which the Company will acquire for the development of the tourism destinations in Jiangxi province. As of September 30, 2011, advance payment made by Jiangxi Zhangshu and Jiangxi Fenyi for the compensation were $4,695,938 (RMB30 million) and $376,338 (RMB2.4 million), respectively. Anhui Yida paid $1,719,420 (RMB10.98 million) for the tax regarding the acquisition of the land use right. Yunding paid $688,738 (RMB4.4 million) for the acquisition of land use rights.

As of December 31, 2010, advance payment made by Yunding for the acquisition of land use rights was $574,730 (RMB3.8 million).

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010

Buildings, Improvements and Attractions	$115,464,773	$91,824,909
Electronic Equipment	532,789	315,037
Transportation Equipment	2,348,135	2,099,199
Office Furniture	51,884	38,417
	118,397,581	94,277,562
Less: Accumulated Depreciation	(7,337,049)	(4,538,190)
Property and equipment, net	$111,060,532	$89,739,372

During the nine months ended September 30, 2011, depreciation expense was $2,599,582, of which $2,563,190 and $36,392 was included as cost of sales and as general and administrative expenses, respectively.

During the nine months ended September 30, 2010, depreciation expense was $1,247,957, of which $961,845 and $286,112 was included as cost of sales and as general and administrative expenses, respectively.

During the three months ended September 30, 2011, depreciation expense was $904,149, of which $890,354 and $13,795 was included as cost of sales and as general and administrative expenses, respectively.

During the three months ended September 30, 2010, depreciation expense was $525,985, of which $425,851 and $100,134 was included as cost of sales and as general and administrative expenses, respectively.

6.	CONSTRUCTION IN PROGRESS

The construction in progress consists of the projects related to the construction of the following:

	September 30, 2011	December 31, 2010

Great Golden Lake	$2,926,764	$2,785,712
Yunding resort (Phases I and II)	-	14,406,456
Jiangxi Zhangshu Yangsheng TianTang resort	10,973,498	9,127,911
Jiangxi Fenyi Dongdou resort	10,371,995	8,871,613
	$24,272,257	$35,191,692

The construction in progress mainly related to the construction of new tourist resorts which the Company has developed. The estimated completion date of all these construction projects in progress will be September 30, 2012. The amount of capitalized interest included in construction in progress for the nine months ended September 30, 2011 and 2010 amounted to $511,493 and $214,956, respectively. The amount of capitalized interest included in construction in progress for the three months ended September 30, 2011 and 2010 amounted to $250,890 and $72,572, respectively.

The tourist resort in Yunding opened on September 28, 2010 at which time the Company then transferred the related construction in progress of $50,019,707 to property and equipment during the year ended December 31, 2010. The second phase of construction of the Yunding resort was completed as of September 30, 2011.  Construction in progress of $14,680,446 and $52,991,179 were transferred to property and equipment during the nine months ended September 30, 2011 and 2010, respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2011	December 31, 2010

Management right of tourist resort	$5,478,594	$5,293,566
Advertising boards	-	6,806,013
Commercial airtime rights	6,584,945	6,362,551
Land use right	2,064,514	1,994,790
	14,128,053	20,456,920
Accumulated amortization	(4,469,059)	(6,414,488)
Intangible assets, net	$9,658,994	$14,042,432

The Company acquired a 30 year tourist resort management right in August 2001 from unrelated parties for purchase consideration of $5,478,594 (RMB35,000,000).

The Company entered into an agreement with a third party on February 29, 2008 and obtained a five-year advertising right for 30 outside advertising boards in Fuzhou City for purchase consideration of RMB45,000,000. The agreement had a five-year term. However, due to the expansion of the highways in Fuzhou City, the advertising boards needed to be demolished.  On August 31, 2011, the Company entered into an agreement with the original third party supplier to have early termination of the term of the advertising right due to the expansion of the highways by government.  The original third party supplier agreed to compensate the Company at the net book value in cash of $2,080,636 (RMB13,500,000). No gain or loss arose from this transaction.

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $154,121 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011. The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $184,945 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $221,934 (RMB1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,584,945 (RMB42,067,917) as commercial airtime rights as an intangible asset, $6,837,286 (RMB43,680,000) as obligation under airtime rights commitment, and $252,341 (RMB1,612,083) as deferred interest at inception (See note 10).

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

During the nine months ended September 30, 2011 and 2010, amortization expense amounted to $2,718,586 and $1,463,586, respectively, and was included in cost of sales.

During the three months ended September 30, 2011 and 2010, amortization expense amounted to $844,271 and $720,437, respectively, and was included in cost of sales.

Estimated amortization for the next five years and thereafter is as follows:

Remainder of 2011	$607,303
2012	2,429,214
2013	1,514,638
2014	234,233
2015	234,233
Thereafter	4,639,373
$9,658,994

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	September 30, 2011	December 31, 2010

Prepayments for project planning, assessments and consultation fees	$2,217,140	$193,593
Prepayments for development right for resort, deferred financing costs and others	804,774	-
	$3,021,914	$193,593

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Anhui province and Jiangxi province.

Prepayments included in development for resort, deferred financing costs and others were $302,510 (RMB1.9 million) for development rights for other resorts and $339,896 (RMB2.17 million) for deferred financing costs.

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	September 30, 2011	December 31, 2010

Loan from Construction Bank, interest rate at 5.56% per annum, due December 15, 2011, collateralized by the Tulou’s property with a net book value of $1,206,200.	$594,819	$574,730

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 6.67% per annum, due November 5, 2011, guaranteed by Fujian Jintai Tourism Development Co., Ltd.	1,252,250	1,209,957
Total	$1,847,069	$1,784,687

The Company is applying for an extension for the loan from Fujian Haixia Bank and the due date to be extended to November 5, 2012.

Interest expense for the nine months ended September 30, 2011 and 2010 amounted to $94,968 and $81,702, respectively. Interest expense for the three months ended September 30, 2011 and 2010 amounted to $32,722 and $27,653, respectively. The interest expense for the nine months ended September 30, 2011 and 2010 of $64,977 and $81,702, respectively was capitalized as part of construction in progress. The interest expense for the three months ended September 30, 2011 and 2010 of $32,262 and $27,653, respectively was capitalized as part of construction in progress.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	BANK LOANS (CONTINUED)

Long-term debt

Long term debt consists of the following:

	September 30, 2011	December 31, 2010

Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2012, collateralized by the management rights of the Great Golden Lake.	$2,645,378	$2,571,161

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (a))	10,722,392	-
	13,367,770	2,571,161
Less: current portion	(3,584,566)	-
Total	$9,783,204	$2,571,161

Note:
(a)
$156,531 (RMB1,000,000) will be due in 2011; $1,017,453 (RMB6,500,000) will be due in 2012; $1,330,516 (RMB8,500,000) will be due in 2013; $1,721,844 (RMB11,000,000) will be due in 2014; $2,113,172 (RMB13,500,000) will be due in 2015; $2,191,438 (RMB14,000,000) will be due in 2016 and $2,191,438 (RMB14,000,000) will be due in 2017.

Interest expense for the nine months ended September 30, 2011 and 2010 amounted to $596,067 and $133,254, respectively. Interest expense for the three months ended September 30, 2011 and 2010 amounted to $220,919 and $44,919, respectively. The interest expense for the nine months ended September 30, 2011 and 2010 of $446,516 and $133,254, respectively was capitalized as part of construction in progress. The interest expense for the three months ended September 30, 2011 and 2010 of $218,628 and $44,919, respectively was capitalized as part of construction in progress.

Management right of the tourist resort with a net book value of $3,621,960 is used as collateral for the long-term debt from Taining Credit Union.  The loan from Industrial and Commercial Bank of China Limited is secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral.

10.	OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 7) consists of the following:

Remainder of 2011	$563,513
2012	2,441,888
2013	1,577,835
4,583,236
Less: deferred interest	(158,712)
4,424,524
Less: current portion	(2,241,135)
$2,183,389

Maturities of the long-term obligation:
Remainder of 2011	$534,779
2012	2,348,091
2013	1,541,654
$4,424,524

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30, 2011	December 31, 2010

Subsidies receipt for land use right acquisition	$892,228	$-
Construction holdback	482,993	-
Unearned revenue	128,457	22,616
Payroll	340,501	179,935
Welfare	77,646	125,403
Other	389,436	310,072
	$2,311,261	$638,026

Subsidies receipt for land use right acquisition represents the subsidies from the local government for acquiring the land use rights and will be offset against the cost of land use rights after the completion of the acquisition of these rights.

Construction holdback represents an amount that Fujian Yida is withholding from the contractor who built the attractions and buildings. Fujian Yida will pay the money to the contractors three months after the construction was completed if there are no defects found by Fujian Yida.

12.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the nine months ended September 30, 2011 and 2010 was 35% and 35%, respectively.  No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary for the nine months ended September 30, 2011 and 2010 was 16.5% and 16.5%, respectively.

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	INCOME TAX (CONTINUED)

The provision for income tax consists of the following:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2011	2010	2011	2010

Current
USA	$-	$-		$-
China	5,381,528	7,381,950	1,706,842	1,989,280
	5,381,528	7,381,950	1,706,842	1,989,280

Deferred
USA
Deferred tax asset for NOL carry forwards	878,407	638,511	85,760	312,929
Valuation allowance	(878,407)	(638,511)	(85,760)	(312,929)
	-	-	-	-
China
Current portion
Temporary difference from general and administrative expenses	(71)	-	(24)	-
Net deferred income tax liabilities under current liabilities	(71)	-	(24)	-

Non current portion
Deferred tax asset for NOL carry forwards	129,541	458,956	62,823	(195,010)
Temporary difference from airtime rights expenses	(56,068)	-	(10,967)	-
Temporary difference from capitalized interest	4,225	-	2,137	-
Valuation allowance	(129,541)	(458,956)	(62,823)	195,010
Net deferred income tax assets under non current assets	(51,843)	-	(8,830)	-

Less : Net deferred income tax expenses	(51,914)	-	(8,854)	-

Total provision of income tax	$5,433,442	$7,381,950	$1,715,696	$1,989,280

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

The change in total allowance for the nine months ended September 30, 2011 and 2010 was an increase of $466,373 and $735,484 respectively. The change in total allowance for the three months ended September 30, 2011 and 2010 was an increase of $148,584 and $117,951 respectively.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	STOCKHOLDERS’ EQUITY

1) WARRANTS

The remaining 773,812 Class A Warrants expired on September 6, 2011.

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

On March 17, 2011 (the “ID Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s Independent Director, pursuant to which, the Company issued non-qualified stock options (the “ID Stock Options”) to purchase a total of 30,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director. One half of the ID Stock Options vested on the ID Grant Date and the second half of ID Stock Options vested on June 10, 2011.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 20,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 20,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of September 30, 2011 was approximately $68,700, which is expected to be recognized over a weighted average period of approximately 0.7 year.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Estimated Value as at grant date	Unrecognized compensation as at September 30, 2011
Options to Chief Financial Officer	75,000	10	60%	0%	3.44%	522,649	321,513
Options to VP of Investor Relation	75,000	10	60%	0%	3.44%	522,649	321,513
Options to Independent Director	30,000	10	60%	0%	3.25%	169,979	-
	180,000					1,215,277	643,026

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2009 and 2010	30,000
Granted	180,000
Exercised	-
Forfeited	-
Outstanding as of September 30, 2011	210,000

For the nine months ended September 30, 2011 and 2010, the Company recognized approximately $576,536 and $83,994, respectively, as stock-based compensation expense, in which $572,252 and $83,994 for its stock option plan and $4,284 and $0 for its restricted shares, which is included in general and administrative expenses.

For the three months ended September 30, 2011 and 2010, the Company recognized approximately $74,543 and $0, respectively, as stock-based compensation expense, in which $70,259 and $0 for its stock option plan and $4,284, and $0 for its restricted shares, which is included in general and administrative expenses.

14.	NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida has not commenced operations as of September 30, 2011. Non-controlling interest consisted of the following:

	September 30, 2011	December 31, 2010

Capital contributed by non-controlling interest	$6,049,790	$6,049,790
Accumulated deficits	(109,766)	(25,751)
Accumulated other comprehensive income	(1,314)	(650)
	5,938,710	6,023,389
Less: Loan to non-controlling interest	(3,381,075)	(5,928,794)
	$2,557,635	$94,595

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

Remainder of 2011	$29,361
2012	90,825
2013	71,562
2014	65,242
2015	70,161
Thereafter	232,567
Total minimum payments	$559,718

The Company incurred rental expenses of $126,395 and $74,042 for the nine months ended September 30, 2011 and 2010, respectively and which included $6,935 and $6,602, respectively, paid to Xin Hengji Holding Company Limited, a related party.

The Company incurred rental expenses of $55,940 and $21,388 for the nine months ended September 30, 2011 and 2010, respectively and which included $2,383 and $2,213, respectively, paid to Xin Hengji Holding Company Limited, a related party.

(2) Capital commitment

Jiangxi Zhangshu Yangsheng TianTang Resort
As at September 30, 2011, the total estimated contract costs to complete Jiangxi Zhangshu Yangsheng TianTang resort are approximately $14,000,000 (RMB90.57 million) of which the Company has completed and paid for approximately $11,000,000 (RMB70.11 million). The remaining $3,000,000 (RMB20.46 million) will be completed and paid by the end of 2012. Jiangxi Zhangshu signed a contract with the local government to pay compensation to the existing land user for acquisition of the land for $7,127,000 (RMB45.53 million) of which the Company paid $4,696,000 (RMB30 million) and is recorded in advances and prepayments. The remaining $2,431,000 (RMB 15.53 million) will be paid before December 31, 2011.

Jiangxi Fenyi Dongdou Resort
As at September 30, 2011, the total estimated contract costs to complete Jiangxi Fenyi Dongdou resort are approximately $12,715,000 (RMB81.23 million) of which the Company has completed and paid for approximately $10,371,000 (RMB66.26 million). The remaining $2,344,000 (RMB14.97 million) will be completed and paid by the end of 2012.

(3) Litigation

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

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2011	2010	2011	2010
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$10,653,241	$19,922,489	$3,208,606	$4,673,065

Basic earnings per share	$0.54	$1.03	$0.16	$0.24

Basic weighted average shares outstanding	19,551,785	19,343,858	19,551,785	19,551,785

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2011	2010	2011	2010

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing diluted earnings per share	$10,653,241	$19,922,489	$3,208,606	$4,673,065

Diluted earnings per share	$0.54	$0.99	$0.16	$0.23

Weighted average outstanding shares of common stock	19,551,785	19,343,858	19,551,785	19,551,785
Warrants	-	773,812	-	773,812
Restricted common shares	9,836		3,651
Diluted weighted average shares outstanding	19,561,621	20,117,670	19,555,436	20,325,597

Potential common shares outstanding as of September 30:
Warrants outstanding	-	773,812	-	773,812
Options outstanding	90,000	30,000	110,000	30,000
Unvested restricted common shares	20,000	-	20,000	-

For nine months ended September 30, 2011 and 2010, 90,000 and 30,000 options, respectively were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

For three months ended September 30, 2011 and 2010, 90,000 and 30,000 options, respectively were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	BUSINESS SEGMENTS

During the nine months ended and three months ended September 30, 2011 and 2010, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the periods ended:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Advertisement	$26,675,530	$27,820,997	$8,322,439	$9,726,192
Tourism	7,299,124	14,383,404	2,885,042	1,299,966
Total	$33,974,654	$42,204,401	$11,207,481	$11,026,158

Operating income:
Advertisement	$19,234,964	$20,668,136	$6,148,461	$7,341,963
Tourism	(1,832,147)	7,231,243	(998,249)	(458,593)
Other	(1,205,865)	(668,192)	(244,602)	(259,654)
Total	$16,196,952	$27,231,187	$4,905,610	$6,623,716

Net income:
Advertisement	$14,185,447	$15,386,580	$4,576,021	$5,477,872
Tourism	(2,357,224)	5,183,116	(1,154,085)	(564,633)
Other	(1,258,997)	(668,797)	(254,182)	(257,731)
Total	$10,569,226	$19,900,899	$3,167,754	$4,655,508

Capital expenditure:
Advertisement	$2,324	$1,819,530	$17	$1,817,059
Tourism	8,539,295	22,032,201	2,994,437	22,032,201
Total	$8,541,619	$23,851,731	$2,994,454	$23,849,260

		September 30, 2011		December 31, 2010

Identifiable assets:
Advertisement		$9,852,173		$9,990,752
Tourism		165,296,814		136,088,730
Others		1,081,022		1,742,327
		$176,230,009		$147,821,809

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The Company is organized into two main business segments, tourism and advertisement.

The following table presents a summary of operating information by segments for the three months ended September 30, 2011 and 2010:

	For the three months	For the three months
	ended	ended	Increase/	Increase/
	September 30,	September 30,	(Decrease)	(Decrease)
	2011	2010	U. S. Dollar ($)	Percentage (%)
Net revenue
Advertisement	$8,322,439	$9,726,192	$(1,403,753)	(14.43)
Tourism	2,885,042	1,299,966	1,586,076	121.93
Total net revenue	11,207,481	11,026,158	181,323	1.64

Cost of revenue
Advertisement	2,141,129	2,118,790	22,339	1.05
Tourism	1,389,869	654,551	735,318	112.34
Total cost of revenue	3,530,998	2,773,341	757,657	27.32

Gross profit	7,676,483	8,252,817	(576,334)	(6.98)

Selling expenses	1,596,304	604,444	991,860	164.09)
General and administrative expenses	1,174,569	1,024,657	149,912	14.63
Operating income	4,905,610	6,623,716	(1,718,106)	(25.94)
Other (expense)	(23,648)	(5,593)	(18,055)	322.81
Interest income	27,942	45,764	(17,822)	(38.94)
Interest expenses	(26,454)	(19,099)	(7,355)	38.51
Income tax expenses	(1,715,696)	(1,989,280)	(273,584)	(13.75)
Net income	3,167,754	4,655,508	(1,487,754)	(31.96)
Net loss attributable to non-controlling interest	40,852	17,557	23,295	132.68
Net income	$3,208,606	$4,673,065	$(1,464,459)	(31.34)

Three months ended September 30, 2011 compared to Three months ended September 30, 2010

Net Revenue:

Net revenue increased by approximately $0.18 million or approximately 2%, from approximately $11.03 million for the three months ended September 30, 2010 to approximately $11.21 million for the three months ended September 30, 2011.

Advertisement
Advertisement revenue decreased by approximately $1.41 million or approximately 14% from approximately $9.73 million to approximately $8.32 million. This decrease was primarily due to the instability of the railway media broadcast revenue as compared with the same period of 2010.

Tourism
Tourism revenue increased by approximately $1.59 million or approximately 122%, from approximately $1.30 million to approximately $2.89 million. The increase was primarily due to an increase in the number of tourists visiting the Great Golden Lake Resort in the third quarter of 2011. The effect of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010 reduced the number of tourists visiting which was recovered in the third quarter of 2011 and combined with additional tourists visiting the Great Golden Lake Resort than ever before.

Cost of Revenue:

Cost of revenues increased by approximately $0.76 million or approximately 27%, from approximately $2.77 million for the three months ended September 30, 2010 to approximately $3.53 million for the three months ended September 30, 2011.

Advertisement
Cost of revenue from advertisement increased by approximately $0.02 million or approximately 1%, from approximately $2.12 million to approximately $2.14 million. Cost of revenue remained constant primarily due to the fixed costs associated with FETV’s commercial airtime.

Tourism
Cost of revenue from tourism increased by approximately $0.74 million or approximately 112%, from approximately $0.65 million to approximately $1.39 million. The increase was due to the effects of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010 resulting in a decrease in the number of visitors which was recovered in the third quarter of 2011 and combined with additional tourists visiting the Great Golden Lake Resort than ever before.  The corresponding variable costs therefore increased significantly.

Gross profit:

Gross profit decreased approximately $0.58 million, or approximately 7%, from approximately $8.26 million for the three months ended September 30, 2010 to approximately $7.68 million for the three months ended September 30, 2011. Our gross profit margin was approximately 68% in 2011, as compared to approximately 75% for the same period in 2010.

Advertisement
Gross profit from advertisement decreased by approximately $1.43 million, or approximately 19%, from approximately $7.61 million to approximately $6.18 million. Gross profit margin from advertisement was approximately 74% for 2011, as compared to approximately 78% for the same period in 2010. This decrease was primarily attributable to the instability of revenue generated from the railway media broadcasts, as compared with the same period in 2010 and that the fixed costs associated with FETV’s commercial airtime remained constant.

Tourism
Gross profit from tourism increased by approximately $0.85 million, or approximately 132%, from approximately $0.65 million to approximately $1.50 million. Gross profit margin from tourism was approximately 52% in 2011, as compared to approximately 50% for the same period in 2010. The slight increase of gross profit margin was primarily attributable to the effect of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010 which was recovered in the third quarter of 2011 and combined with an increase in tourists visiting the Great Golden Lake Resort than ever before. The fixed costs at the resorts remained constant.

Selling Expenses:

Selling expenses were approximately $1.60 million for the three months ended September 30, 2011, compared to approximately $0.6 million for the three months ended September 30, 2010, which represents an increase of approximately $1 million, or approximately 164%. The increase in selling expense was primarily due to (i) the effects on the flooding that occurred at the Great Golden Lake during the second half of 2010 resulting in a decrease in the number of visitors and a corresponding decrease in variable costs which was recovered in the third quarter of 2011 and combined with an increase in tourists visiting the Great Golden Lake Resort than ever before, the corresponding variable costs increased, and (ii) the business expansions in our newly opened Yunding resort during 2011, as the resort had not been operational during the same period in 2010.

General and Administrative Expenses:

General and administrative expenses were approximately $1.17 million for the three months ended September 30, 2011, as compared to approximately $1.02 million for the three months ended September 30, 2010, an increase of approximately $0.15 million, or approximately 15%. The increase was primarily due to an increase in stock based compensation expense related to the issuance of stock options and an increase in management fees for new projects in 2011.

Income Tax:

Income tax expense was approximately $1.72 million for the three months ended September 30, 2011, a decrease of approximately $0.27 million or approximately 14%, as compared to the approximately $1.99 million income tax expense for the three months ended September 30, 2010. The decrease was primarily attributable to lower net income attributable to lower revenue generated from the railway media broadcasts.

Net Income:

As a result of the above factors, net income was approximately $3.17 million for the three months ended September 30, 2011, as compared to net income of approximately $4.66 million for the three months ended September 30, 2010, a decrease of approximately $1.49 million or approximately 32%. The decrease was primarily attributable to the decrease in revenue generated from railway media broadcasts, as compared with the same period in 2010.

The following table presents a summary of operating information by segments for the nine months ended September 30, 2011 and 2010:

	For the nine months	For the nine months
	ended	ended	Increase/	Increase/
	September 30,	September 30,	(Decrease)	(Decrease)
	2011	2010	U. S. Dollar ($)	Percentage (%)
Net revenue
Advertisement	$26,675,530	$27,820,997	$(1,145,467)	(4.12))
Tourism	7,299,124	14,383,404	(7,084,280)	(49.25)
Total net revenue	33,974,654	42,204,401	(8,229,747)	(19.50)

Cost of revenue
Advertisement	6,847,683	5,855,415	992,268	16.95
Tourism	3,681,633	2,958,141	723,492	24.46
Total cost of revenue	10,529,316	8,813,556	1,715,760	19.47

Gross profit	23,445,338	33,390,845	(9,945,507)	(29.79)

Selling expenses	3,704,622	2,839,638	864,984	30.46
General and administrative expenses	3,543,764	3,320,020	223,744	6.74
Operating income	16,196,952	27,231,187	(11,034,235)	(40.52)
Other income (expense)	(41,430)	1,650	(43,080)	(2,610.91)
Interest income	75,358	69,111	6,247	9.04
Interest expenses	(228,212)	(19,099)	(209,113)	1,094.89
Income tax expenses	(5,433,442)	(7,381,950)	(1,948,508)	(26.40)
Net income	10,569,226	19,900,899	(9,331,673)	(46.89)
Net loss attributable to non-controlling interest	84,015	21,590	62,425	289.14
Net income	$10,653,241	$19,922,489	$(9,269,248)	(46.53)

Nine Months ended September 30, 2011 compared to Nine Months ended September 30, 2010

Net Revenue:

Net revenue decreased by approximately $8.23 million or approximately 20%, from approximately $42.21 million for the nine months ended September 30, 2010 to approximately $33.98 million for the nine months ended September 30, 2011.

Advertisement
Advertisement revenue decreased by approximately $1.15 million or approximately 4% from approximately $27.83 million to approximately $26.68 million. The decrease was primarily due to the instability of revenue generated from railway media broadcasts, as compared with the same period in 2010.

Tourism
Tourism revenue decreased by approximately $7.08 million or approximately 49%, from approximately $14.38 million to approximately $7.30 million. The decrease was primarily due to a reduction in the number of tourists visiting the Great Golden Lake Resort. The number of tourists decreased as a direct result of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010. The effects of the flooding have started to recover during the third quarter of 2011.

Cost of Revenue:

Cost of revenues increased by approximately $1.71 million or approximately 19%, from approximately $8.82 million for the nine months ended September 30, 2010 to approximately $10.53 million for the nine months ended September 30, 2011.

Advertisement
Cost of revenue from advertisement increased by approximately $0.99 million or approximately 17%, from approximately $5.86 million to approximately $6.85 million. The increase was due to the increase in costs associated with acquiring the rights to redistribute FETV’s commercial airtime by renewal of the new contracts in the third quarter of 2010.

Tourism
Cost of revenue from tourism increased by approximately $0.72 million or approximately 24%, from approximately $2.96 million to approximately $3.68 million. The increase was due to the high depreciation expense on property and equipment in the resorts.

Gross profit:

Gross profit decreased approximately $9.94 million, or approximately 30%, from approximately $33.39 million for the nine months ended September 30, 2010 to approximately $23.45 million for the nine months ended September 30, 2011. Our gross profit margin was approximately 69% in 2011, as compared to approximately 79% for the same period in 2010.

Advertisement
Gross profit from advertisement decreased by approximately $2.14 million, or approximately 10%, from approximately $21.97 million to approximately $19.83 million. Gross profit margin from advertisement was approximately 75% for 2011, as compared to approximately 79% for the same period in 2010. This decrease was primarily attributable to the increase in costs associated with acquiring the rights to redistribute FETV’s commercial airtime by renewal of the new contracts in the third quarter of 2010.

Tourism
Gross profit from tourism decreased by approximately $7.81 million, or approximately 68%, from approximately $11.43 million to approximately $3.62 million. Gross profit margin from tourism was approximately 50% in 2011, as compared to approximately 79% for the same period in 2010. The decrease of gross profit margin was primarily attributable to (i) the effect on the revenue and the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort and (ii) the increased depreciation expense on property and equipment in the new resorts.

Selling Expenses:

Selling expenses were approximately $3.71 million for the nine months ended September 30, 2011, as compared to approximately $2.84 million for the nine months ended September 30, 2010, an increase of approximately $0.87 million, or approximately 30%. The increase was primarily due to the business expansions in our newly engaged operations in Yunding resort during 2011 as the resort had not been operational for the same period in 2010.

General and Administrative Expenses

General and administrative expenses were approximately $3.54 million for the nine months ended September 30, 2011, as compared to approximately $3.32 million for the nine months ended September 30, 2010, an increase of approximately $0.22 million, or approximately 7%. The increase was primarily due to an increase in stock based compensation expense related to the issuance of stock options and an increase in management fees for new projects in 2011.

Income Tax:

Income tax expense was approximately $5.43 million for the nine months ended September 30, 2011, a decrease of approximately $1.95 million or approximately 26%, as compared to approximately $7.38 million in income tax expense for the nine months ended September 30, 2010. The decrease was primarily attributable to lower net income attributable to lower revenue generated from the Great Golden Lake Resort.

Net Income:

As a result of the above factors, net income was approximately $10.57 million for the nine months ended September 30, 2011 as compared to net income of approximately $19.90 million for the nine months ended September 30, 2010, a decrease of approximately $9.33 million or approximately 47%. The decrease was primarily attributable to the effect of the restoration of the Great Golden Lake Resort.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity include cash from operations and proceeds from long term debt. The debt provided net proceeds of approximately $10.8 million.

At September 30, 2011, we had cash and cash equivalents of approximately $14.36 million as compared to approximately $31.40 million as of September 30, 2010, representing a decrease of $17.04 million. The decrease was primarily due to no issuance of common stock in connection with a registered direct offering that we closed in the same period in 2010, the adverse effect of restoration of the Great Golden Lake Resort which was offset by the proceeds from long term debt. At September 30, 2011, our working capital was approximately $16.35 million.

Net cash provided by operating activities was approximately $16.27 million for 2011 as compared to approximately $23.36 million in 2010. The decrease of $7.09 million was primarily due to a decrease in net income resulting from a decrease in the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort.

Net cash used in investing activities was approximately $18.52 million in 2011 as compared to approximately $30.52 million in 2010, representing a significant decrease in capital expenditures of approximately $12.00 million due to the fact that the construction of the various resorts was nearly complete during the nine months ended September 30, 2011.

Net cash provided by financing activities amounted to approximately $9.14 million in 2011, compared to approximately $32.27 million in 2010, representing a decrease of approximately $23.13 million, mainly due to no issuances of common stock in connection with a registered direct offering that we closed in the same period in 2010.

Bank loans

The Company has four bank loans from four institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $0.59 million from Construction Bank. The loan bears interest at 5.56% per annum, and is due December 15, 2011. It is collateralized by the Tulou property.

2.
A loan for approximately $1.25 million from Fujian Haixia bank (formerly known as Merchant bank of Fuzhou).  The loan bears interest rate at 6.67% per annum, and is due November 5, 2011, guaranteed by Fujian Jintai Tourism Development Co., Ltd.

3.
A loan for approximately $2.65 million from Taining Credit Union, interest rate at 7.02% per annum, which is due March 20, 2012, and is collateralized by the management rights of the Great Golden Lake Resort.

4.
A loan for approximately $10.72 million from Industrial Commercial Bank of China Limited. The loan bears interest at 6.40% per annum, $0.16 million is due in 2011; $1.02 million is due in 2012; $1.33 million is due in 2013; $1.72 million is due in 2014; $2.11 million is due in 2015; $2.19 million is due in 2016 and $2.19 million is due in 2017.

In the coming 12 months, we have approximately $5.43 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of September 30, 2011:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$15,214,839	$5,431,635	$2,974,094	$4,226,344	$2,582,766
Operating Lease Obligations	559,718	29,361	227,629	302,728	-
Obligation under airtime rights	4,424,524	2,241,135	2,183,389	-	-
Total	$20,199,081	$7,702,131	$5,385,112	$4,529,072	$2,582,766

Capital commitment

Jiangxi Zhangshu Yangsheng TianTang Resort
At September 30, 2011, the total estimated contract costs to complete the Jiangxi Zhangshu Yangsheng TianTang resort are approximately $14,000,000 (RMB90.57 million) of which the Company has completed and paid for approximately $11,000,000 (RMB70.11 million). The remaining $3,000,000 (RMB20.46 million) is anticipated to be completed and paid for by the end of 2012.

Jiangxi Fenyi Dongdou Resort
At September 30, 2011, the total estimated contract costs to complete the Jiangxi Fenyi Dongdou resort are approximately $12,715,000 (RMB81.23 million) of which the Company has completed and paid for approximately $10,371,000 (RMB66.26 million). The remaining $2,344,000 (RMB14.97 million) is anticipated to be completed and paid for by the end of 2012.

2011-2012 Outlook

In 2011, we have been constructing and developing Yunding Park’s second phase of construction and three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations out of Fujian province, and throughout China. The construction was in line with our schedule. We expect that we will complete the first phase construction of these three new projects and open them to the public by the end of 2012. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. Over the next three years, we will mainly focus on developing our existing six tourist destinations.  All required construction funds will be funded either from our net income and operating cash flow or will be financed through bank loans.

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

The unaudited condensed consolidated financial statements include all adjustments including normal recurring adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010, filed on March 16, 2011.

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

As at September 30, 2011, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2011, we had approximately $14,358,935 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Item 4.                      Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

There are no material changes from risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Dr. Minhua Chen, our Chairman and Chief Executive Officer, intends to use his personal funds to purchase up to $250,000 of our stock in open market transactions until December 31, 2011, pursuant to a Rule 10b5-1 plan, subject to the restrictions of and consistent with the Company’s securities trading policy. As of the filing date hereof, none of the shares has been purchased under the plan.
Item 6. Exhibits.

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement, dated November 19, 2007, among the Company, the stockholders of the Company, Keenway Limited and Hong Kong Yi Tat International Investment, Ltd. (1)
3.1	Certificate of Incorporation (9)
3.11	Articles of Incorporation of the Company as filed with the Secretary of State of Delaware on June 4, 1999 (1)
3.12
Certificate of Amendment to Certificate of Incorporation changing the corporate name from Apta Holdings, Inc. to InteliSys Aviation Systems of America, Inc. filed with the Secretary of State of Delaware on July 21, 2007 (1)

3.13	Certificate of Good Standing from the State of Delaware dated November 9, 2007 (1)
3.14	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
4.1	Securities Purchase Agreement (3)
4.2	Registration Rights Agreement (3)
4.3	Lock-Up Agreement (3)
4.4	Make Good Agreement (3)
4.5	Sample Warrant (3)
10.1	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)
10.2	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)
10.3	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)
10.4	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)
10.5	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co., Ltd. (1)
10.6	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (2)
10.7	Leasing Agreement (4)
10.8	Leasing Agreement (4)
10.9	Employment Agreement on Chief Financial Officer (6)

10.10	Employment Agreement with George Wung (7)
10.11	Placement Agency Agreement (10)
10.12	Form of Subscription Agreement (10)
10.13	Equity Transfer Agreements Dated March 15, 2010 (11)
10.14	Fujian Education Television Station Channel Management Agreement (12)
24.1	Power of Attorney (7)
31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2008 Development Report of Chinese Radio and Television (4)
101.INS	XBRL Instance Document
101.SCH	RL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibits to Form 8K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form S-1/A filed on August 22, 2008.
(6)	Previously filed as Exhibits to Form 8K filed on September 18, 2008.
(7)	Previously filed as Exhibits to Form 8K filed on September 18, 2008.
(8)	Previously filed as Exhibits to Form 8K filed on January 14, 2009.
(9)	Previously filed as Exhibits to Form S3 filed on December 11, 2009.
(10)	Previously filed as Exhibits to Form 8K filed on January 22, 2010.
(11)	Previously filed as Exhibits to Form 8K filed on May 14, 2010.
(12)	Previously filed as Exhibits to Form 8K filed on August 4, 2010.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: November 7, 2011	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 7, 2011	By:	/s/ George Wung
George Wung Chief Financial Officer (Principal Financial Officer)