Form 10-K/A
period 2010-12-31
CHINA YIDA HOLDING, CO.
filed 2012-02-03
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
Amendment No. 1 to
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
Yes ☐                                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of March 15, 2011 was 19,551,785 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	None

INDEX

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

INDEX

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of China Yida Holding, Co. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 (the “2010 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letters from the staff of the SEC dated August 2, 2011, September 22, 2011 and December 9, 2011 (collectively, the “SEC Comment Letters”). This Amendment No. 1 is also filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K and amend the cover page to remove the statement that information is being incorporated by reference from our definitive proxy statement.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the 2010 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 16, 2011, the filing date of the 2010 Annual Report.

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

Hong Kong Yi Tat, a company incorporated laws of Hong Kong, established its crucial operating PRC subsidiary, Fujian Jintai Tourism in October 2001. At the time when Fujian Jintai Tourism was incorporated, a number of governmental tax incentives would be only applicable to foreign investment enterprises, such as the tax reduction for the foreign investment enterprise located in economic development zone. Under the PRC income tax laws effective prior to January 1, 2008, domestic companies typically were subject to an enterprise income tax rate of 33%, while foreign invested manufacturing enterprises with operation terms of 10 or more years might enjoy preferential tax treatment of “two-year tax exemption and three-year tax reduction of 50%,” subject to the approval of relevant tax authority.  For these reasons, Fujian Jintai  Tourism was reorganized to be a subsidiary of a foreign parent company (in this case, a Hong Kong Company) to take advantage of the tax treatment.

Moreover, the other reason to use a Cayman Islands company is to facilitate the share transfer with a U.S. public entity at the later date. Transferring equity at both the Hong Kong level or at the PRC level will require complicated governmental filings and/or approval procedures to effect the transfer, as well as tax filings and payment of fees or taxes. Transferring equity of a Cayman Islands company, on the other hand, is subject to a relatively simple governmental procedure for completion of the transfer and generally is free from any taxes under the laws of Cayman Islands.  Accordingly, we decided to use the Cayman Islands company as the parent of the Hong Kong company which in turned owned the PRC operating entity.

INDEX

Fujian Jintai Tourism

Fujian Jintai Tourism was formed on October 29, 2001.  Its primary business is tourism at the Great Golden Lake.  The Company also offers bamboo rafting, parking lot service, photography services and ethnic cultural communications.

Fujian Jintai Tourism has one wholly owned subsidiary, Fuzhou Hongda Commercial Services Co., Ltd, (“Hongda”).  Hongda currently does not have any operations.  On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yida, pursuant to which Fujian Yida acquired 100% of the issued and outstanding shares of Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) from Hongda at the aggregate purchase price of RMB 3,000,000 ($473,000 USD).   As a result, Fujian Yida became the 100% holding company of Fuyu.  Fuyu is engaged in the mass media segment of our business.  Its primary business is focused on advertising, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities.

Fujian Jintai Tourism also owned 100% of the ownership interest in Fujian Yintai Tourism Co., Ltd. (“Yintai”). On March 15, 2010 Fujian Jintai Tourism entered into an equity transfer agreement with Fujian Yida, pursuant to which Fujian Yida acquired 100% of the issued and outstanding common stock of Yintai from Fujian Jintai Tourism at the aggregate purchase price of RMB 5,000,000 ($789,000). As a result, Yintai became a wholly owned subsidiary of Fujian Yida. Yintai was deregistered on November 18, 2010.

Fujian Yida

Fujian Yida’s primary business relates to the operation of our Yunding Park tourism destination and all of our newly engaged tourism destinations, and the management of our media business.

On March 16, 2010, Fujian Yida formed a wholly-owned subsidiary, Yongtai Yunding Resort Management Co., Ltd. (“Yunding Resort Management”) with its official address at No. 68 Xianfu Road, Zhangcheng Town, Yongtai County, China.  Yunding Resort Management has currently no material business operations.  Yunding Park was grand open on Sept. 28, 2010, We plan to develop Yunding Resort Management into a business entity primarily focusing on the management services of Yunding Park when the second phase development of Yunding Park is completed.

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

On July 6, 2010, Fujian Yida formed a wholly-owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd. (“Jiangxi Zhangshu”), in Zhangshu City, Jiangxi Province to develop the Yang-sheng Paradise.

On July 7, 2010, Fujian Yida formed a wholly-owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co., Ltd. (“Jiangxi Fenyi”), in Xinyu City, Jiangxi Province to develop the City of Caves.

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

INDEX

 The following chart depicts our current corporate structure:

* Each of Fujian Jiaoguang and Yunding Resort Management currently has no material business operations.

INDEX

Our Wholly Foreign Owned Enterprises

We have three Wholly Foreign Owned Enterprises. Fujian Jintai Tourism Development Co., Ltd., Fujian Yida Tulou Tourism Co., Ltd. and Yida (Fujian) Tourism Group, Ltd. are each of our three wholly foreign owned enterprises. A copy of each entities business license along with an English translation is attached hereto as exhibits.

Our Variable Interest Entity Agreements

We do not have a direct ownership interest in Fujian Jiaoguang.   We do not derive any revenues from Fujian Jiaoguang. On December 30, 2004, Jiaoguang and its shareholders entered into a set of contractual arrangements with us which governs the relationships between Fijian Jiaoguang and the Company. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate Fujian Jiaoguang, and collect and own all of Fujian Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Fujian Jiaoguang have vested their voting control over Fujian Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Fujian Jiaoguang, Fujian Jiaoguang and its shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Fujian Jiaoguang or, alternatively, all of the assets of Fujian Jiaoguang.  Further, the shareholders of Fujian Jiaoguang have pledged all of their rights, titles and interests in Fujian Jiaoguang to us under an Equity Pledge Agreement. We effectuated this organizational structure due to China’s limitations on foreign investments and ownership in Chinese domestic businesses.  Generally, the Chinese law prohibits foreign entities from directly owning certain types of businesses, such as the media industry.

The shareholders of Fujian Jiaoguang are also our principal shareholders, Chairman Chen Minhua and Fan Yanling.

We have obtained an opinion from Allbright Law Office, our Chinese legal counsel, that this structure is legal and valid and that the U.S. holding corporation can obtain the same benefits and risks with this contractual structure as it would with a direct equity ownership. There is, however, a risk with this contractual structure that the contracting party breaches its contract with us. If Fujian Jiaoguang fails to perform its obligations under the contractual arrangements, we are required to enforce our rights through arbitration before the China International Economic and Trade Arbitration Commission (CIETAC). To initiate a proceeding under the CIETAC we must first prepare and submit an arbitration request for approval and acceptance. Once accepted, CIETAC will form an arbitration tribunal to hear the matter, set a hearing date and notify the parties of the proceeding. The parties would be contractually bound by the decision of the tribunal. While we do feel the possibility is remote, in the event such decision is unfavorable, we may effectively lose control over Fujian Jiaoguang, which would materially affect our business, financial condition and results of operations.

Additionally, the pledge agreement that entered into on December 30, 2004 is enforceable under the PRC law although it was not registered with local government agency. The PRC Property Law went effective on October 1, 2007. At the time of the execution of the pledge agreement, no registration with local administration for industry and commerce was required for the effectiveness and enforcement of pledge agreement. The PRC Property Law does not have retrospective effect and nor does it require the registration of an executed pledge agreement before the effectiveness of the PRC Property Law. The pledge agreement was effective upon execution and, therefore enforceable under the PRC laws.

Although Fujian Jiaoguang is still contractually obligated to us pursuant to the agreements, it no longer is an operating entity. All the assets and revenue of Fujian Jiaoguang have been transferred to Fuyu, our wholly owned subsidiary, on July 31, 2011 pursuant to an agreement by and among Fujian Jiaoguang, Fuyu and Fujian Xinhengji Advitisement Co., Ltd. This transfer of assets has been completed in compliance with PRC laws and was done so that we no longer had to rely on the contractual arrangements of our variable interest entities. We believe that this is a more efficient and less risky corporate structure.

Our Products, Services and Customers

Advertisement

FETV

FETV, owned by the Fujian Education TV Station, is a provincial comprehensive entertainment television channel ranked #4 out of a total 11 television channels in Fujian province (Source: ACNielsen 2008 Survey). FETV covers approximately 92% of the broadcasting area for the FETV television signal throughout Fujian province. Fujian province is located in southeastern China and has a population of over 35 million. Pursuant to the Fujian government (http://www.fujian.gov.cn/bmdd/shsh/rmsh/), it is relatively common for families living in Fujian province, including in rural areas, to own at least 1 television set. The website states that as of 2009, “there were 169.48 color television sets per 100 urban households, an increase of 1.5%.”

On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015 (the “Term”), with the first three years of the Term, from August 1, 2010 to July 31, 2013, as phase I (the “Phase I”) and the remaining two years of the Term, from August 1, 2013 to July 31, 2015, the phase II (the “Phase II”). At the end of Phase I, we and Fujian Education Media shall conduct full performance review of our cooperation under the Agreement. If we and Fujian Education mutually agree that there is no event of violation or breach of contract, the Agreement shall be extended to Phase II. Additionally, Fujian Education Media will also review our operations and make an assessment as to whether it would be profitable for them to continue the arrangement. If they determine that the future operations will not be successful, they can terminate the Agreement and not move forward with Phase II. There is no assurance that the Agreement will be extended to Phase II. During the Phase I Period and Phase II Phase, we shall pay annual payment of RMB 12,000,000 ($1,893,000 USD) to Fujian Education TV Station for the first year and shall be increased by 20% per year for each of subsequent years during two phases.

Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

The scope of Fuyu’s business activities in its business license is for the design, production, distribution and agency of all kinds of domestic advertisement. Fuyu mainly engages in the business of advertisement through television channels and Fuyu does not conduct any operations outside the business scope of its business license . Our advertisement business, however, is not restricted or prohibited by Guideline Catalogue for Foreign Investors. According to Administration Rules of Foreign Invested Advertisement Enterprise, foreign investors are allowed to invest in the business of advertisements. We decided to shift our contractual agreement with FETV from Jiaoguang Media to Fuyu since we believe that the wholly-owned, direct subsidiary relationship would provide our shareholders with additional comfort because the income is generated by our direct subsidiary. We are able to structure the transaction in this manner because neither Circular 75 nor Circular 10 covers the issue regarding the daily business operation of Fuyu because Fuyu has obtained business license from the SAIC and is able to conduct its business according to its business license.

According to Administrative Measures for the Broadcasting of Radio and TV Advertisements issued by State Administration of Radio, Film and Television on September 8, 2009, the length of time for broadcasting commercial advertisements within one hour for each program of a broadcasting institution shall be no more than 12 minutes, of which total length of time for broadcasting commercial advertisements shall be no more than 18 minutes per hour between 19:00 and 21:00.

FETV is broadcasting 24 hours per day. The maximum advertising minutes is about 20% of daily broadcasting hours. We do not devote any advertising minutes to our own tourist attractions and only introduce our tourist attractions within the TV program. For the last 2 fiscal years, there has been a total of 1,752 hours of available advertising on FETV. In 2009, we sold an aggregate of 770 hours of advertising, or approximately 44% of the total advertising time available. In 2010, we sold an aggregate of 790 hours of advertising, or approximately 45% of the total advertising time available. In 2009 and 2010, the maximum amount of advertisements on FETV is about 4.8 hours per day.

We do not have any advertising customers, including advertising agencies, that account for more than 10% of our revenues.

Railway Media

In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. The infomercial programs will be broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P. R. China and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling product placement advertisements. At the end of 2010, “Journey through China on the Train” was shown on approximately 136 railroad lines.

INDEX

Tourism

The Great Golden Lake

The Great Golden Lake is located in Taining County, surrounding Sanming, Nanping of Fujian Province and Nanchang of Jiangxi Province. This tourist attraction covers more than approximately 230 square kilometers, including five main scenic areas: (1) the Golden Lake; (2) Shangqing River; (3) Zhuangyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.

We charge our visitors to visit our parks and to experience the natural amusements located at the Great Golden Lake. The following is a list of the typical fees we charge our visitors: (i) entrance to the Great Golden Lake is $12.50 per person (RMB 80); (ii) Shangqing River is $15 per person (RMB 95); (iii) Zhuangyuan Rock is $6.25 per person (RMB 40); (iv) Luohan Mountain is $6.25 per person (RMB 40); Dadi Tulou cluster is $14.07 per person (RMB 90); Shangping Tulou cluster is $9.38 per person (RMB 60); and Yunding Park is $18.76 per person (RMB 120). We offer a group discount of between 20 to 60% depending on the group size and time of year/week visiting the park. In 2009, we had 630,000 visitors to the Great Golden Lake. In 2010, we had 470,000 visitors to the Great Golden Lake.

In 2001, we entered into a tourism management revenue sharing agreement with Taining government, to operate and to manage the Great Golden Lake destination from 2001 through 2032. We initially invested approximately 190,000,000 RMB ($ 30 million USD) to improve the infrastructure, and through a well-designed marketing campaign, we have succeeded in increasing the number of the visitors from approximately 30,000 in 2001 to approximately 470,000 in 2010. Currently most visitors to the Great Golden Lake are from Fujian, Shanghai, Guangdong and Jiangxi. With easier transportation and increased marketing, we expect that the Great Golden Lake should be able to attract more visitors from other provinces of China and even foreign countries. Our revenue from the operations of the Great Golden Lake is generated from entrance ticket fees. The Great Golden Lake as recognized as the Global Geopark and part of China Danxia – the World Natural Heritage Site grant by UNESCO in 2005 and 2010, respectively.

Pursuant to the tourism management revenue sharing agreement with the Taining government, we agreed to share the revenue over the course of the agreement as follows: (i) from 2001 to 2006 we will receive 92% of the revenue and the Taining government will receive 8% of the revenue; (ii) from 2006 to 2012 we will receive 90% of the revenue and the Taining government will receive 10% of the revenue; (iii) from 2012 to 2016 we will receive 88% of the revenue and the Taining government will receive 12% of the revenue; (iv) from 2016 to 2022 we will receive 86% of the revenue and the Taining government will receive 14% of the revenue; (v) from 2022 to 2026 we will receive 84% of the revenue and the Taining government will receive 16% of the revenue; and (vi) from 2026 to 2032 we will receive 82% of the revenue and the Taining government will receive 18% of the revenue.

Yunding Park

On November 27, 2008, we entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtain government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. We plan to invest total of approximately 440,000,000 RMB ($ 70 million) to build the tourism, transportation and entertainment facilities.  As of December 31, 2010, we have invested approximately 412,000,000 RMB ($ 65 million ).    We generate revenue from entrance fees, cable cars and other entertainment activities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida is currently responsible for the development and operations of Yuding Park. We are still in construction of the second phase of Yunding Park. Once the second phase development is completed, Yunding Resort Management will be responsible for the management services of Yunding Park.

Under the contractual arrangements with respect to Yunding Park, Hong Kong Yi Tat is entitled to: (1) the ticket sales revenue , provided, that, we are required to pay a total of 5 million RMB ($790,000 USD) to the Yongtai County People’s Government over the course of the first 10 years of the Agreement ; (2) the earnings excluding 5% of the actual ticket sales during that time in the second ten years; (3) the earnings excluding 6% of the actual ticket sales during that time in the third ten years and (4) the earnings excluding 7% of the actual ticket sales during that time in the fourth ten years.

Yunding Park opened to the public on September 28, 2010. From that date until the end of 2010, we had total gross ticket sales of 1,760,000 RMB ($278,000 USD).

In 2009, Yunding Park did not have any visitors because it was not opened. Yunding Park opened on September 28, 2010 and had 25,000 visitors from opening until the end of 2010.

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

In December 2008, we entered into a Tourist Resources Development Agreement with Hua’an County Government.  The agreement is effective until 2048. Pursuant to this agreement, we began to develop the Hua’an Tulou tourist destinations with a right of priority to develop other scenic areas in Hua’an County. Hua’an Tulou Cluster requires a total capital input of approximately 47,500,000 RMB ($ 7.5 million USD) to put it into infrastructure and facility constructions. The Hua’an Tulou Cluster was closed during the construction and re-opened to the public before the fourth quarter of 2009. Currently, approximately half of its visitors are from overseas, including Taiwan. Our revenue is generated from the sale of entrance ticket fees, fees from rides on tour cars and food at our restaurants.

Under the contractual arrangements with respect to Hua’an Tulou Cluster,  when the ticket price of the Dadi Tulou Clusters is RMB60 ($9.50 USD) or above per person, the proportion paid by Hong Kong Yi Tat to Hua’an County government shall be: (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; and (6) 30% of gross ticket sales from the 26th year.

In 2009, Hua’an Tulou Cluster had 95,000 visitors and gross ticket sales of 10,330,000 RMB ($1,631,000 USD) and we paid the Hua’an County government 1,650,000 RMB ($261,000 USD). In 2010, Hua’an Tulou Cluster had 235,000 visitors and gross ticket sales of 19,310,000 RMB ($3,050,000 USD) and we paid the Hua’an County government 3,090,000 RMB ($488,000 USD). Currently, our average ticket price at Hua’an Tuluo is 90RMB ($14.50 USD).

Ming Dynasty Entertainment World

On April 15, 2010, jointly with Anhui Xingguang Investment Group Ltd., a reputable privately held company engaged in real estate and commercial development in Anhui province, entered into an Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement (the “Agreement”) with Anhui Province Bengbu Municipal Government, pursuant to which we and Anhui Xingguang formed a limited liability company, with a total registered capital of RMB 100 million (approximately $14.6 million) to engage in construction and development of a new tourism destination -- Ming Dynasty Entertainment World in Bengbu City, Anhui Province.

The Ming Dynasty Entertainment World will be built on approximately 5,000 Mu of land (approximately 824 acres, 1 acre = 6.07 Mu, the “Project Land”), and is planned to include recreational developments of Royal Hot Spring World, Royal Tour Town, Filial Piety Temple and Royal Hunting Garden.

INDEX

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

A new project company (hereinafter the Project Company), with a total registered capital of RMB100 million (approximately $14.6 million USD ), has been formed by China Yida and Anhui Xingguang. The Company is required to contribute approximately RMB60 million (approximately $8.78 million) to retain 60% equity of the Project Company, and Anhui Xingguang is required to contribute approximately RMB40 million (approximately $5.8 million) to retain 40% equity of the Project Company. Anhui Xingguang is a reputable private company with businesses in the real estate and commercial sectors locally. This Project Company is expected to combine the expertise in real estate development, tourism and commerce from both shareholders. China Yida will be responsible for the planning and operation of the Ming Dynasty Entertainment World. For the first phase of construction, the Project Company is budgeting approximately RMB250 million (approximately $36.6 million), with China Yida and Anhui Xingguang contributing on a pro rata basis, and includes the purchase of the 40-year land use rights for a parcel of approximately 41.185 acres (commercial land use, "Commercial Land") and another parcel of approximately 82.37 acres (industrial land use, "Industrial Land") as well as the construction of the Royal Hot Spring World. Management expects to open the first phase of the Ming Dynasty Entertainment World to visitors by the end of 2012. The Project Company will be allowed to lease a larger piece of land with approximately 4,500 Mu (approximately 740 acres, ecological land use, "Ecological Land") for approximately RMB350,000 (approximately $51,300) per annum from the local residents.

As of December 31, 2010, China Yida and Anhui Xingguang have contributed a total of RMB 100 million ($15,800,000 USD) to the Project Company. Of the RMB 100 million ($15,800,000 USD) that has been contributed, we have contributed RMB 60 million ($9,500,000 USD) and Anhui Xingguang has contributed RMB 40 million ($6,300,000 USD). Anhui Xingguang is responsible for 40% of profits and losses while China Yida is responsible for 60% of profits and losses. We have not started the first phase of construction.

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

There are no revenue sharing provisions or other restrictions on the revenue that we will receive from such venue.

Ming Dynasty did not have any visitors in either 2009 or 2010 because this site has not officially opened to the public.

Yang-sheng Paradise

On April 18, 2010, we entered into a China Yang-sheng (Nourishing Life) Paradise Tourism Project Finance Agreement with Jiangxi Province Zhangshu Municipal Government, pursuant to which we will invest in construction and development of China Yang-sheng (Nourishing Life) Paradise on approximately 6,000 Mu of land (approximately 988 acres, 1 acre = 6.07 Mu) in Zhangshu, Jiangxi province. The Project is designed to focus on the theme of famous Taoist practice – Yang-sheng (nourishing life), with Zhangshu City’s rare natural resources – salt water hot spring, and reputation as one of China’s traditional medicine and herb center. Preliminarily, Yang-sheng Paradise is planned to include (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects. We formed a limited liability company with a total registered capital of RMB 20 million (approximately $3 million) as of December 31. 2010.

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

There are no revenue sharing provisions or other restrictions on the revenue that we will receive from such venue.

Yang-Sheng did not have any visitors in either 2009 or 2010 because this site has not officially opened to the public and does not expect to open until the end of 2012.

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

Fenyi County is located in the mid-west of Xinyu City, 30 kilometers from downtown Xinyu. Xinyu is believed to have the highest industrialization among all cities of Jianxi Province, featuring two key industries: (i) steel; and (ii) photovoltaic. Management estimates that a three-hour driving circle will cover a population of approximately 50 million in 11 cities including the three provincial capital cities of Nanchang, Changsha and Wuhan. Several rail lines and highways across Xinyu make transportation convenient.

Under the contractual arrangements, Fujian Yida shall pay to the Fenyi County government the use fees of scenic resources. During the first five years of operations we will not be required to pay anything to the Fenyi County government, during the second five years of operations we will be required to pay 5% of gross ticket sales per year to the Fenyi County government and for all years thereafter we will pay 8% of gross ticket sales per year to the Fenyi County government.

The City of Caves did not have any visitors in either 2009 or 2010 because this site has not officially opened to the public and does not expect to open until the end of 2012.

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

Promotion through viewing rate: Through our tourist destinations, network of partners and content exchange programs, we create and promote our own educational and entertainment contents which can increase consumer awareness of its contents. The goal of promoting its programming is to increase its daily viewing rates and in turn increase the fees it can charge to third party advertisers. By achieving high rankings in China's television statistics, the Company becomes better known by potential advertising clients. With a high degree of coverage, advertisers are willing to pay more for the Company’s services.  The Company has not but may in the future decide to engage in strategic partnerships with other content providers by which they may share and promote each other’s advertising client base.

Promotion through media coverage: we attract a lot of our advertising clients through our media coverage.  Our FETV channels reach an approximate coverage rate of 92% in Fujian Province which covers approximately 28 million people.

INDEX

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

Tourism Business

Our main competitor in the tourism business is Wuyi Mountain and Yongding Tulou Cluster Tourism Destination. Muyi Mountain is a state owned enterprise located in Fujian province and has been operating since 1980.  It was added to the World Heritage List by UNESCO in 1999. Yongding Tulou Cluster is also located in Fujian Province. It was established in September 2007 and is managed by Fujian Province Tourism Development Co., Ltd. Yongding Tulou Cluster is a Yongding county government owned large-scale state-owned enterprises. It was added to the World Hertiage List in July 2008.

Advertising Business

Our main competitor in the advertising business is Fujian News Channel. Fujian News Channel is a state owned enterprise located in Fujian province and has been operating since 1999.

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

In accordance with the Environmental Protection Law of the PRC adopted by the Standing Committee of the NPC on December 26, 1989, the bureau of environmental protection of the State Council set the national guidelines for discharging pollutants. The provincial and municipal governments of each province, autonomous region and municipalities may also set their own guidelines for the discharge of pollutants within their own province or district. Enterprises producing environmental contamination and other public hazards must incorporate the relevant environmental protection standards into their planning and establish environmental protections. These companies must also adopt effective measures to prevent environmental contamination and hazardous emissions, such as waste gas, waste water, deposits, dusts, pungent gases and radioactive matters, as well as noise, vibration and magnetic radiation. Companies discharging contaminated wastes in excess of the discharge standards prescribed by the environmental protection authority must pay non-standard discharge fees in accordance with national regulations and be responsible for the applicable remediation. Government authorities may impose different penalties against persons or companies in violation of the environmental protection laws and regulations depending on individual circumstances. Such penalties may include warnings, fines, imposition of deadlines for remediation, orders to cease certain operations, orders to reinstall contamination prevention and remediation facilities that have been removed or left unused, imposition of administrative actions against the responsible persons or orders to close down the company. Where the violation is egregious and deemed serious, the responsible parties may be required to pay damages and may be subject to criminal liability.

Additionally, on November 29, 1998, the State Council of the PRC promulgated the Regulations on the Administration of Construction Project Environmental Protection, or the Construction Project Environmental Protection Regulations, which require construction projects that generate pollution to comply with both state and local standards for the discharge of pollutant; requirements for aggregate control of discharge of major pollutants must also be met in areas under aggregate control of discharge of major pollutants.

We have always complied with all applicable laws, rules and regulations and have never faced any penalties or citations for violating any of the above laws, rules or regulations.

REGULATIONS

The principal regulations governing advertising businesses in China include:

•	The Advertising Law (1994);
•	The Advertising Administrative Regulations (1987); and
•	The Implementing Rules for the Advertising Administrative Regulations (2004).
•	The PRC Pricing Law
•	The State Council’s Regulations on Scenic Spots
•
The National Development and Reform Commission’s Circular on Further Standardizing the Administration over the Price of Entrance Tickets to Sightseeing Spots (2005) and the Notice on Further Improving Administration of Scenic Spots’ Admission Price (2007)

•	The Notice on Regulating the Ticket Price of Scenic Spots (2008); and
•	The State Council’s Opinions on Accelerating the Development of Tourism Industry (2009)

INDEX

These regulations stipulate that companies that engage in advertising activities must obtain from the SAIC or its local branches a business license which specifically includes operating an advertising business within its business scope. Companies conducting advertising activities without such business license may be subject to penalties, including fines, confiscation of advertising income and orders to cease advertising operations. The business license of an advertising company is valid for the duration of its existence, unless the license is suspended or revoked due to a violation of any relevant law or regulation. Fuyu currently have business license with business scope of design, production, distribution and agency of all kinds of advertisement.

PRC advertising laws and regulations set forth certain content requirements for advertisements in China, which include prohibitions on, among other things, misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. It is prohibited to disseminate tobacco advertisements via broadcast or print media. It is also prohibited to display tobacco advertisements in any waiting lounge, theater, cinema, conference hall, stadium or other public area. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals advertised through radio, film, television, newspaper, magazine, out-of-home and other forms of media, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws and administrative regulations, must be submitted to the relevant administrative authorities for content approval prior to dissemination.

Advertisers, advertising operators and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute are true and in full compliance with applicable law. In providing advertising services, advertising operators and advertising distributors must review the prescribed supporting documents provided by advertisers for advertisements and verify that the content of the advertisements comply with applicable PRC laws and regulations. In addition, prior to distributing advertisements for certain commodities which are subject to government censorship and approval, advertising distributors are obligated to ensure that such censorship has been performed and approval has been obtained. Violation of these regulations may result in penalties, including fines, confiscation of advertising income, orders to cease dissemination of the advertisements and orders to publish an advertisement correcting the misleading information. In circumstances involving serious violations, the SAIC or its local branches may revoke violators’ licenses or permits for advertising business operations. Furthermore, advertisers, advertising operators or advertising distributors may be subject to civil liability if they infringe on the legal rights and interests of third parties in the course of their advertising business.

All advertisements that will be broadcast on FETV are reviewed and examined by the top management of FETV and needs to be approved before any broadcast on FETV is permitted. FETV will not permit broadcasting of any advertisement which is not in complete compliance with PRC advertising laws and regulations

However, it cannot be assured that each advertisement an advertising client or agency provides to us is in compliance with relevant PRC advertising laws and regulations, nor can the company assure that the advertisements that our regional distributors have procured for broadcasting have received required approval from the relevant local supervisory bodies or are content compliant.

The PRC Pricing Law

The PRC Pricing Law was adopted by the Standing Committee of National People's Congress on December 29, 1997 and effective on May 1, 1998. PRC Pricing Law governs all pricing acts within the territory of the People's Republic of China, including the pricing for commodities and services. According to the Pricing Law, the government gradually adjusts the market-oriented price mechanism under macroeconomic regulation and control. The pricing shall be determined by the Law of Value. The prices of most commodities and services shall be the market-oriented and prices of an extremely small number of commodities and services shall be the government-guided or the government-set. According to the PRC Pricing Laws, if necessary, the government may enforce government-guided prices or government-set prices for the certain commodities and services, such as: (1) an extremely small number of commodities vital for the development of the national economy and people's life; (2) a small number of commodities the resources of which are rare or short; (3) commodities under natural monopoly management; (4) essential public utilities; and (5) essential non-profit services. PRC center and local governments publish and amend their guidelines for commodities or services with government-guided or government-set price, frequently. The price of Advertising currently is not included in governmental guideline for commodities or services effective on August 1, 2001. Certain tickets for scenic spots, however, are subject to government-guided or the government-set prices.

The State’s Council’s Regulations on Scenic Spots

Regulation on Scenic Spots and Historic Sites, issued by State Council in September 19, 2006 and effective on December 1, 2006, governs the establishment, planning, protection, utilization and management of Scenic Spots and Historic Sites. For example, the landscape and natural environment within Scenic Spots and Historic Sites shall be protected strictly according to the principle of sustainable development and shall not be destroyed or changed at will. The residents and visitors of Scenic Spots and Historic Sites shall protect scenic spots, water, planting, wild animal and all other facilities. The management institution of Scenic Spots and Historic Site shall investigate, evaluate and take necessary measures to protect the significant scenic spots.

PRC Regulations on Ticket Sales and Ticket Prices

On April 29, 2005, the National Development and Reform Commission issued a Circular on Further Standardizing the Administration over the Price of Entrance Tickets to Sightseeing Spots (“Circular No. 712”).  Circular No. 712 emphasized a number of issues regarding ticket pricing. For example, the government shall review the entrance ticket price subject to government-guided or the government-set prices and prevent the rapid increasing regarding the price of entrance ticket; the pricing for certain tickets shall be subject to hearing procedure; the representative who attends the hearing shall be wide and typical enough.

The Notice on Further Improving Administration of Scenic Spots’ Admission Price was issued by National Development and Reform Commission on January 29, 2007 (Notice No. 227). According to Notice No. 227, the pricing of entrance ticket shall reflect public interests. The planning for adjustment of ticket shall make public 2 months prior to adjustment. The frequency for adjustment of the same ticket shall not be less than 3 years. For the scenic spots subject to government-guided or the government-set prices, certain discount or preferential policy shall be provided to the elders, soldiers in active service, juveniles and students.

The Notice on Regulating the Ticket Price of Scenic Spots, issued on April 9, 2008 by National Development and Reform Commission, Ministry of Finance and other six government authorities jointly, mainly focus on ticket pricing and administration for pricing. For example, the government-guided or the government-set prices are applicable to scenic spots built in reliance on national natural or cultural resources. For those scenic spots artificially built by commercial investment without relying on national natural or cultural resources, market-oriented price is applicable. The adjustment of ticket price subject to government-guided or the government-set prices is required to complete hearing procedure, extensive discussion and improve the transparency of decision making. The ticket price, the scope and extent of preferential policies of tickets, transportation price for trolley, sight-seeing buses, boats and hot-line shall be prominently displayed.

Opinions on Accelerating the Development of Tourism Industry was issued by PRC State Council in December 2009 (“Opinion”) for the purpose of taking advantage of functions of tourism industry in sustaining economic development, enlarging domestic demand and altering the economic structural. Opinion stipulated general principle, goal for development, reform tourism industry in depth, improvement of consumer service, civilization on tourism, infrastructural of tourism industry and so on.

The Company also has to comply with certain local regulations in respect of scenic spots, such as Fujian Province Administration Measures for Natural Reserve issued on June 20, 2000, pursuant to which the revocation of natural reserve, and the adjustment or change of nature, scope and boundary of natural reserve shall be approved by local government which establishes such natural reserve; Fujian Forest Regulation issued in 2001 by local congress indicates that any unit or person who uses the forest land shall make use of the forest land according to planning for protection of forest. Timber cutting without licensing shall be banned.

The price of the tickets for our Scenic Spots is approved by The Office of Price Administration. The Company conducts its business in compliance with above applicable laws regarding scenic spots in material respects.

Regulations Applicable to Foreign Invested Enterprises and Wholly Foreign Owned Enterprises

Foreign invested enterprises include sino-foreign joint venture and the wholly foreign owned enterprise. The Company currently does not have any sino-foreign joint venture subsidiaries. The Company’s indirect subsidiaries owned by Hong Kong Yi Tat shall be subject to Foreign-Owned Enterprise Law of the People's Republic China and its implemental rules. According to Foreign-Owned Enterprise Law, the establishment of wholly foreign-owned enterprises shall be examined and approved by the State Council department in charge of foreign economic relations and trade or an organization authorized by the State Council, which usually refer to Ministry of Commerce and its local counterpart. In addition, the foreign investors shall file application with Administration for Industry and Commerce within 30 days for the procurement of business license. All indirect subsidiaries of the Company owned by Hong Kong Yi Tat, such as Yida (Fujian), Yida Tulou, Jintai Tourism were incorporated with the approval of local counterpart of Ministry of Commerce and has obtained business license under the PRC laws.

Administrative Measure on Foreign Invested Advertising Enterprises

The Administrative Measure on Foreign-Invested Advertising Enterprises stipulates the procedure for the incorporation of Foreign-Invested Advertising Enterprises, including wholly foreign-owned advertising enterprise. According to above administration measure, the feasible study report shall be reviewed and approved by State Administration for Industry and Commerce and its local counterparts; and the articles of association of the company shall be reviewed and approved by Ministry of Commerce and its local counterparts. We are not subject tto this PRC regulation because we do not have a foreign invested advertising enterprise. If, however, the Company incorporates a foreign-invested advertising enterprise in the future, such administration measure shall be applicable.  Fuyu, however, is neither a sino-foreign adverstising JV nor an adverstising WFOE.

FETV is a television station or channel provider which is in charge of the operation of television programs.  Fuyu is only providing certain services for FETV internally under contract.

Administration Rules for Foreign-invested Advertising Enterprises governs the administration of Foreign-Invested Advertising Enterprise. According to section 2 of Administration Rules for Foreign-Invested Advertising Enterprises, Foreign-Invested Advertising Enterprises only refers to sino-foreign equity joint venture advertising enterprise, sino-foreign cooperative joint venture advertising enterprise (“collectively sino-foreign advertising JV”) and wholly owned foreign advertising enterprise, i.e. advertising WFOE.  Fuyu is either a sino-foreign advertising JV nor an advertising WFOE and it is a company owned by WFOE, Yida (Fujian) Tourism Group.

Prohibition by Local and Domestic Media Authorities

On September 8, 2009, the State Administration for Radio, Film and Television issued Measures for the Administration of the Broadcasting of Radio and Television Commercials (“Broadcasting Measures”), which was effective on January 1, 2010. Broadcasting Measures expressly banned certain TV and radio advertisements, such as advertisement with form of news report; advertisement for tobacco products, advertisement for prescription drugs; advertisement for the drug, food, medical device or medical treatment for the treatment of tumor, live complaint, cypridopathy or for the improvement of sexual abilities; advertisement for name analysis, fate analysis, testing for pre-destination relationship, friends making service or other voice and online services; advertisements for dairy products with wording like “substitution for breast milk” and other advertisements banned by laws and regulations.  All the advertisement arranged by the Company shall be reviewed and approved by the head of FETV in order to broadcast on FETV.  FETV will refuse to broadcast if the advertisements are not complied with the Broadcasting Measure.

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

●
WE HAVE NOT YET CONTRACTED WITH LOCAL GOVERNMENTS AND MAY BE UNABLE TO CONTINUE OUR LAND USE RIGHTS FROM THE GOVERNMENT FOR OUR TOURISM DEVELOPMENT AS WE CURRENTLY DO WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO CONTINUE TO OPERATE OUR TOURIST DESTINATIONS

Our business and our revenue depend on the operation of our tourist destinations, which in turn depends on our ability to acquire and continue to use land use rights from the PRC government. We have not yet entered into any definitive contracts with local governments for land-use rights. We currently have 3 tourist destinations that we operate on land that we have purchased the land-use rights from the PRC government: (i) Great Golden Lake; (ii) Yunging, Tulou and City of Caves; and (iii) Zhangshu and Bengbu. We have not yet entered into contracts with local governments for the land-use rights for the property where each tourist destination is located. If at any time the local governments seek to terminate our land-use rights, we may be unable to operate our tourist destinations and will be forced to close down our attractions.

Pursuant to PRC laws, the assignment of land use rights are the responsibility of local government. The size, location, purpose of usage, term and other conditions under assignment of land use right shall be planned by local land administration departments in conjunction with a number of governmental administrative departments such as urban planning, construction and the housing administration. In addition, such plan shall be submitted to the proper authorities for approval according to authorizations granted and stipulated by PRC State Council. After that, the local land administration departments may implement the arrangements for the assignment of land use right.

The maximum term of land use right usually  is decided by its purpose of usage, e.g. 70 years term of land for residence , 50 years term of land for industrial use,  40 years term of land for commerce, tourism and recreation, 50 years term of land for comprehensive purpose.  Such term commonly will be decided by the government.

The process for obtaining the land-use right is lengthy and we have not completed it for any of the locations that we operate.  Our Agreement with government does not set forth all details for assignment of land use right. Currently most of lands are subject to governmental internal procedure.

Although we believe that the aforementioned land use rights will not be terminated prior to the expiration of our current understanding , we cannot assure you that the local government will continue to honor the land-use rights that we contracted for. We are not able to own land in the PRC, we can only lease it from the PRC government. At the end of our land-use rights agreements with the local governments, the land will return to the government and we wil not receive any reimbursement or reward.

●	WE MAY NOT BE ABLE TO CONTINUALLY MANAGE AND OPERATE OUR TOURISM DEVELOPMENT AND THE TERMINATION OF REVENUE SHARING AGREEMENTS WILL NEGATIVELY IMPACT OUR FINANCIAL CONDITIONS AND REVENUES.

If the land use agreements are terminated, then we will have to cease our tourism business if we cannot renew the agreements. According to tourism development and revenue sharing agreement in respect to Great Golden Lake Resort, the agreement may be terminated before its expiration in case that (i) the purpose of contract is failed due to the material breach of defaulting party or (ii) the occurrence of force majeure. When any above events for termination occurs, the contractual parties shall terminate agreement through friendly negotiation or by initiating a legal proceeding. The termination of revenue sharing agreements will negatively impact our revenues and results of operations.

●	A FAILURE TO EXPAND OUR MEDIA OPERATIONS OR GOVERNMENT REGULATIONS RESTRICTING THE MEDIA INDUSTRY IN CHINA COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.

If our advertising and media operations fail to grow, this would have a negative impact on our future operating results.  Further, government regulations, if enacted, restricting media content would negatively affect our media operations.  Any restriction on media content would limit the potential amount of customers able to use our media services and negatively impact our financial results. Recently, the local government and domestic media authorities has prohibited specialized channels, such as FETV, from broadcasting shopping programs, mini ads and certain medical advertisements which constituted approximately 30% of our advertising revenues. On September 8, 2009, the State Administration for Radio, Film and Television issued Measures for the Administration of the Broadcasting of Radio and Television Commercials (“PRC Broadcasting Measures”), which is effective on January 1, 2010. PRC Broadcasting Measures expressly bans certain TV and radio advertisements, such as advertisement with form of news report; advertisement for tobacco products, advertisement for prescription drugs; advertisement for the drug, food, medical device or medical treatment for the treatment of tumor, live complaint, cypridopathy or for the improvement of sexual abilities; advertisement for name analysis, fate analysis, testing for pre-destination relationship, friends making service or other voice and online services; advertisements for dairy products with wording like “substitution for breast milk” and other advertisements banned by laws and regulations. We do expect the government restrictions to have a negative impact on our ability to sell advertising space on our television channel which would have a negative impact on our gross revenue. We have already experienced some clients refraining from advertising with us due to the PRC Broadcasting Measure and other clients withdrew the banned ad and replaced it with regular advertisements. It is difficult for us to be able to quantify the impact on our operations, however, we do expect our advertising sales to decrease because of this new regulation.

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

●
WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS AND WE ARE A HOLDING COMPANY THAT IS DEPENDENT ON RECEIVING DIVIDENDS OR OTHER DISTRIBUTIONS FROM OUR OPERATING SUBSIDIARIES AND VARIABLE INTEREST ENTITIES, OF WHICH THE OPERATING SUBSIDIAIRIES ARE LOCATED IN THE PRC.

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

We are a holding company and our operating subsidiaries and variable interest entity are entirely located and operate in the People’s Republic of China. There are significant restrictions on dividends and distributions from companies located and operating in the People’s Republic of China. Foreign exchange is regulated as well. The government needs to approve any dividends, payments or distributions to any offshore entity or company not located in the People’s Republic of China. In the last two fiscal years, we have not received any dividends, payments or distributions from any subsidiary or VIE located or operating in the People’s Republic of China.

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

Mr. Chen Minhua, our Chairman and Chief Executive Officer, through his common stock ownership, currently has voting power equal to approximately 28.70% of our voting securities. Ms. Fan Yanling, our Vice President of Operations and the spouse of Mr. Chen Minhua, through her common stock ownership, currently has voting power equal to approximately 28.70% of our voting securities.  Mr. Chen Minhua and Ms. Fan Yanling are married and have combined voting power in our Company equal to approximately 57.40% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

We do not perceive any conflicts of interest that Chairman Chen Minhua or Ms. Fan Yanling have with their stock ownership or with China Yida Holding Co, Ltd. or its subsidiaries.

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

In our experience, we expect to incur approximately $187,000 per year in additional costs to ensure compliance with all corporate governance and accounting requirements. These costs consist of: (i) internal control and U.S. GAAP reporting consulting services: $47,000; (ii) Legal fees: $60,000; and (iii) D&O Insurance fees: $80,000.

●
IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR ORDINARY SHARES MAY BE ADVERSELY IMPACTED.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on the effectiveness of the company’s internal controls over financial reporting.  Under current SEC rules, we are required to include a management report and our independent registered public accounting firm’s attestation report beginning with our annual report for the fiscal year ending December 31, 2010.  Our management may conclude that our internal controls over our financial reporting are not effective.  Even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of such financial statements.

On May 20, 2010, BDO Li Xin Da Hua was appointed as our independent auditors but never completed any interim review of our financial statements or issued any audit report on our financial statement disclosure, or auditing scope or procedure and subsequently resigned on August 8, 2010. The reason for BDO Li Xin Da Hua’s resignation was that they identified that the Company lacked a good system of internal controls, such as inadequate documentation for certain transactions and lacked of competent and well trained personnel to furnish US GAAP based reporting documents to be filed.

We have taken the following steps to cure the lacks of internal controls:

(i)	we hired a financial expert to chair our audit committee who has 14 years experience in financial industry in the US. The chair of audit committee oversees the financial reporting process closely;
(ii)	our chief financial officer has strong financial background with more than 10 years experience, and he involved closely on the review function of our transactions; and
(iii)
we also hired a US GAAP consulting firm to help the Company to draft the financial statements in accordance with the USGAAP and SEC requirements. The consulting firm also helped us to set up our internal controls and document our internal control policy and procedures as follows:

-	perform assessment of the design and operating effectiveness of internal controls over financial reporting;
-	perform walkthrough and document assessment in Risk Control Matrix;
-	provide remediation suggestions on deficiencies found;
-	develop a testing plan;
-	perform testing of key controls; and
-	preparation of written accounting policy manual and procedures.

Although we have rectified the lack of internal controls issue and hired Audit Prep Limited as a measure to improve our internal controls and U.S. GAAP reporting, it is possible that our current auditor may conclude that our controls over financial reporting are not effective which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of such financial statements.

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

Our contractual relationship with Fujian Jiaoguang Media was structured as a contractual relationship as opposed to a direct equity interest in order to comply with PRC law. We have received a PRC legal counsel attesting that this structure is in compliance with the PRC law.  However, the PRC law may be subject to change or the government may review the structure and determine that this contractual relationship is not in compliance with PRC laws and force the termination of this relationship.  Additionally, the contractual relationship between us and Fujian Jiaoguang Media does not provide us with the same operational control as a direct equity interest.  Therefore, we are subject to the risks associated with contractual rights as opposed to owning the company.  Such risks could include breach of contract or failure to honor the terms of the contract. In the event that we are not unable to maintain effective control of this entity, we would not be able to continue to consolidate our financial results. However, these risks are mitigated by the fact that the shareholders of Fujian Jiaoguang Media are Chairman Chen Minhua and Ms. Fan Yanling who are also our majority shareholders.

Fujian Jiaoguang Media has transferred all its operations to our wholly-owned subsidiaries and no longer contributes any revenue to us. All the revenue we have realized from this entity is not realized directly from our wholly-owned subsidiary.

●	THE FAILURE TO EXTEND OUR EXCLUSIVE AGREEMENT WITH FUIJAN EDUCATION MEDIA, WHICH ALLOWS US TO OPERATE THE FUJIAN TELEVISION STATION (FETV), COULD ADVERSELY AFFECT OUR REVENUES.

On August 1, 2010, Fuyu, our wholly-owned subsidiary, entered into an agreement with Fujian Education Media, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China, pursuant to which Fujian Education Media granted to us a five year exclusive management right to operate the FETV channel.  The term of the agreement is from August 1, 2010 to July 31, 2015.  At the end of the first three years of the agreement, we and Fujian Education Media are obligated to conduct a full performance review of our cooperation under the agreement, and evaluation of our operating revenue and potential for future operating results. If we and Fujian Education mutually agree that there is no event of violation or breach of contract, the Agreement shall be extended for an additional two years. However, if our operating revenue continually declines, then it is possible that Fujian Education Media may not renew the contract with us. There are no restrictions on Fujian Education Media’s ability to choose not to renew the contract and there is no assurance that the Agreement will be extended for an additional two years until 2015.  If we are unable extend the exclusive agreement our financial condition and results of operations could suffer.

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

●
IF THE MINISTRY OF FINANCE AND COMMERCE, OR MOFCOM, CHINA SECURITIES REGULATORY COMMISSION, OR CSRC, OR ANOTHER PRC REGULATORY AGENCY, DETERMINES THAT MOFCOM AND CSRC APPROVAL OF OUR MERGER WAS REQUIRED OR IF OTHER REGULATORY OBLIGATIONS ARE IMPOSED UPON US, WE MAY INCUR SANCTIONS, PENALTIES OR ADDITIONAL COSTS WHICH WOULD DAMAGE OUR BUSINESS.

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

On November 19, 2007, we completed a merger transaction pursuant to a share exchange and stock purchase agreement, which resulted in our current ownership and corporate structure.  We believe, based on the opinion of our PRC legal counsel, Allbright Law Offices, that MOFCOM and CSRC approvals were not required for our merger transaction or for the listing and trading of our securities on a trading market because we are not an offshore special purpose vehicle that is directly or indirectly controlled by PRC companies or individuals.  Although the merger and acquisition regulations provide specific requirements and procedures, there are still many ambiguities in the meaning of many provisions.  Further regulations are anticipated in the future, but until there has been clarification either by pronouncements, regulation or practice, there is some uncertainty in the scope of the regulations and the regulators have wide latitude in the enforcement of the regulations and approval of transactions. If the MOFCOM, CSRC or another PRC regulatory agency subsequently determines that the MOFCOM and CSRC approvals were required, we may face sanctions by the MOFCOM, CSRC or another PRC regulatory agency.  If this happens, these regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of proceeds into China, restrict or prohibit payment or remittance of dividends paid by Fujian Jintai Tourism, or take other actions that could damage our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. It is uncertain at this time to determine what, if any, fines or penalties would be imposed for failure to obtain the necessary approvals because Circular 10 does not expressly provide any provision with respect to fines or penalties and there has been no information provided or published precedent established to indicate what the fines or penalties would be.

Circular 10 mainly governs the foreign investors acquisition and merger of Chinese domestic enterprises, including (a) the acquisition of the equities of PRC domestic non-foreign funded enterprises by foreign investors; (b) the subscription of the increased capital of a PRC domestic company by foreign investors; and (c) the incorporation of a foreign-funded enterprise by foreign investors by purchasing the operating assets of a PRC domestic enterprise. We do not believe that Circular 10 is applicable to us because: (i) Fujian Jintai Tourism was incorporated as foreign-funded enterprise on October 19, 2011, with the approval of local Department of Commerce and Administration for Industry and Commerce. There was no acquisition of the equities or assets of a “PRC domestic company” as such term is defined under the new M&A Rules; (ii) Both Fujian Jintai Tourism and Hong Kong Yi Tat were incorporated prior to the implementation of Circular 10; (iii) Hong Kong Yi Tat was incorporated for the purpose of operating or holding the equity of Fujian Jintai Tourism; (iv) there is no provision in Circular 10 that clearly classifies contractual arrangements as a type of transaction subject to regulation; and (v) CSRC currently has not issued any definitive rule or interpretation concerning whether overseas share exchange like the Company’s are subject to this regulation.

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

While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country.  Rapid economic growth often can lead to growth in the supply of money and rising inflation.  In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  Imposition of similar restrictions may lead to a slowing of economic growth, a decrease in travel among the population and less visitors to our tourist attractions.

●	FLUCTUATIONS IN EXCHANGE RATES COULD HARM OUR BUSINESS AND THE VALUE OF OUR SECURITIES.

The value of our ordinary shares will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars.  In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.  Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

We are subject to the PRC’s rules and regulations on currency conversion.  In the PRC, the State Administration for Foreign Exchange, or SAFE, regulates the conversion between Renminbi and foreign currencies. Currently, foreign investment enterprises, or FIEs, are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” As a result of our ownership of Fujian Jintai Tourism, Fujian Jintai Tourism is a FIE and is only able to use the proceeds from any foreign currency-dominated capital for the daily operation of the subsidiary and for the construction of the tourism destinations or for the purpose that is described on the loan agreement documentation.  With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “current account” and “capital account.” Currency conversion within the scope of the “current account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE.  However, conversion of currency in the “capital account,” including capital items such as direct foreign investment, loans and securities, still require approval of the SAFE. Further, any capital contributions to Fujian Jintai Tourism by its offshore shareholder must be approved by the Ministry of Commerce in China or its local counterpart. We have obtained such approval but cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi or revoke our government approval at any time in the future. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations it may have outside of the PRC.

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by FIEs of foreign currency into Renminbi by restricting how the converted Renminbi may be used.  Circular 142 requires that Renminbi converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise.  In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE.  The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.  Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules. Accordingly, Fujian Jintai Tourism is only able to use the proceeds from any foreign currency-dominated capital for the daily operation of the subsidiary and for the construction of the tourism destinations or for the purpose that is described on the loan agreement documentation.

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

SAFE issued a public notice in October 2005, or the SAFE notice, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 and where a “round trip” investment was completed were required to register with the local SAFE branch before March 31, 2006. We have determined that our PRC resident shareholders, Chairman Chen Minhua and Ms. Fan Yanling, incorporated Hong Kong Yi Tat in 2001, before SAFE Circular 75 was adopted but no “round trip” investment has occurred. Accordingly, it is our belief that Chairman Chen Minhua and Ms. Fan Yanling are not required to make the required SAFE Circular 75 registrations. However, if the PRC government determines that our PRC residents are required to register, the failure of our beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

For purposes of SAFE, a “round trip” investment is an investment made by a PRC resident in a Chinese domestic company through an offshore special purpose vehicle.

●
REQUIREMENT OF STATUTORY RESERVE OF CERTAIN AMOUNT OF OUR NET INCOME PURSUANT TO PRC REGULATION MAY FURTHER RESTRICT OUR PRC SUBSIDIARIES AND VARIABLE INTEREST ENTITY’S ABILITY TO DISTRIBUTE PROFITS TO US AND HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO CONDUCT OUR BUSINESS.

Under PRC laws and regulations, our subsidiaries in China, as wholly foreign-owned enterprises, are respectively required to set aside at least 10% of their accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of fund set aside reaches 50% of the registered capital of each of the entities. These reserve funds are not distributable as cash dividends. It is unclear that if and what fine or penalties that a company may be subject to as a result of noncompliance of such requirement.  As of December 31, 2010, each of our subsidiaries subject to the statutory reserve requirement has set aside 50% of its registered capital of the subsidiaries. Such statutory requirement could limit our subsidiaries and variable interest entity ability to pay dividends or make other distributions to us and could materially and adversely limit our ability to grow that could be beneficial to our business, or otherwise fund and conduct our business.

Fujian Yida Travel Service Co., Ltd. was formed on June 24, 2011 and there was a capital contribution made of 10 million RMB (approximately $1,570,000 ) which is 100% of its registered capital.

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

We have not had, and do not intend to have, any current or historic experience with non-compliance with FCPA or Chinese anti-corruption laws.

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

●
UNDER THE CURRENT EIT LAW, CHINA YIDA AND HONG KONG YI TAT MAY BE CLASSIFIED AS “RESIDENT ENTERPRISES” OF CHINA, WHICH MAY SUBJECT CHINA YIDA AND HONG KONG YI TAT TO PRC INCOME TAX ON THEIR TAXABLE GLOBAL INCOME.

China passed an Enterprise Income Tax Law, or the EIT Law, and its implementation regulations, both of which became effective on January 1, 2008.  Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China.  A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income.  Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as Fujian Jin Tai.  Since substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes.  The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the EIT Law or the implementation regulations.

In addition, under the EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises” (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax.  Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

If we are considered a PRC “resident enterprise”, it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax.  If we are required under the EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

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

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, Ming Dynasty Entertainment World and City of Caves destinations. By the end of year 2010, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park.  We are still in administrative processes with local government branches to obtain land use rights for our tourist destinations. We expect to be able to obtain all the rights on the 790 acres within three years. The cost of the land will vary depending on the location but we expect to cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre.   The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by transforming the description of the land but it is uncertain as to how the land will be classified by the local government.

It is anticipated that we will have the land use rights for the tourism property for forty (40) years from the date of acquisition. Even though the application has been submitted to the local government and land authority, the processing time is uncertain. We will provide disclosure once we have officially obtained the land use rights from the local government authorities.

We do not need to obtain the land use rights to manage the Golden Lake and Tulou, Yunding Park. As to Yang-Sheng Paradise and the City of Caves, we started the road construction toward the tourist sites, but have not started the site construction. As to Ming Dynasty, we only finished the design and plan of the site and have not started the site construction

ITEM 3  LEGAL PROCEEDINGS

As of December 31, 2010, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. (REMOVED AND RESERVED).

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

We expect that our tourism business will be the primary source of our revenue over the next few years. Advertising business has been our primary source of revenue for the last two year because the tourism business has experienced the serious flooding and weather and the ads restriction was not executed by the local government. The revenue from advertising will decrease because of the new restriction on the advertisement and we expect that the revenue from tourism will increase. However, any increase in revenue will depend on the recovery of Great Golden Lake and the progress we make in our other tourist destinations. This expectation is also based on our new projects and construction of tourism destinations. Last year we experienced a significant flood at the Great Golden Lake which resulted in a sharp decrease of revenue because we had to close the park. It has taken a considerable amount of time for the natural beauty to be restored after the flood but we believe that the Great Golden Lake has started to recover and visitors will return to the park. Flooding does not occur on a regular basis either at the Great Golden Lake or in the province and we do not expect to see additional floods or other natural disasters affect our operations in the future. In 2012, we do not anticipate much new construction as we are maintaining our existing operations and restoring what is already built and in operation. We do not expect any construction or restoration to affect our operations.  Our advertising and tourism businesses are not seasonal. We have visitors to our parks throughout the year.

Overview

Advertising Business

For the advertising business, our advertising revenue is driven by the popularity of our television programs and the number of viewers tuning into our television station. If more people tune into our station, we will be able to attract more advertisers and charge more for each advertising spot. This will increase our revenues. We strive to keep our audience rating high in order to be able to sell all our advertising air time.

We generate our advertising revenue by selling air time to sponsors and companies that are interested in marketing their products to our television viewers. We incur administrative fees, business traveling fees, salaries, depreciation, automobile and interest costs in operating the advertising business.

The new PRC regulations set forth by the State Administration for Radio, Film and Television which bans certain television and radio advertisements has had a negative effect on our revenues and certain clients have not continued to advertise. Accordingly, we expect our revenues to decline. Despite the fact that our revenues generating from the advertising business will decrease due to the ads restriction by the local government and media authorities, we will reduce the costs and expenses accordingly to maintain the high gross profit margins in the advertisement segment.

Tourism Business

For the tourism business, our revenue is driven by the reputation of our tourist destinations. We strive to offer quality tourist attractions that offer our visitors diverse entertainment, including catering, hotel, transportation and shopping. We generate our revenue from our visitors and tourists who are looking to enjoy our tourist location. We incur many costs associated with operating the tourist business, including, administration fees, business traveling fees, land use rights fees, and revenue sharing fees.

We entered into tourism management revenue sharing agreement with the Taining government with respect to the Great Golden Lake resort. We have contracted to share the revenue over the course of the agreement as follows: (i) from 2001 to 2006 we will receive 92% of the revenue and the Taining government will receive 8% of the revenue; (ii) from 2006 to 2012 we will receive 90% of the revenue and the Taining government will receive 10% of the revenue; (iii) from 2012 to 2016 we will receive 88% of the revenue and the Taining government will receive 12% of the revenue; (iv) from 2016 to 2022 we will receive 86% of the revenue and the Taining government will receive 14% of the revenue; (v) from 2022 to 2026 we will receive 84% of the revenue and the Taining government will receive 16% of the revenue; and (vi) from 2026 to 2032 we will receive 82% of the revenue and the Taining government will receive 18% of the revenue. Because of the decreasing revenue share that we will receive from the Great Golden Lake resort and the resort has not been fully recovered to its previous level due to the flood, we may not be  able to maintain our revenues from Great Golden Lake.

However, with the recovery of Great Golden Lake and the expected grand openings of three new tourism projects in the future, we believe that we will be able to generate more revenues in order to maintain the high gross profit margins in the tourism segment.

We do expect our tourism business to be our primary source of revenue over the next few years. Although Ming Dynasty, Yang-Sheng Paradise and City of Caves is not yet operating, we do expect them to be opened by the end of 2012 and to start generating revenue by 2013. Also, we expect Yunding to continue to grow and for the Great Golden Lake to recover from the flooding.

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

Our revenue from advertisement for the year ended December 31, 2010 was approximately $37.90 million and for the year ended December 31, 2009 was approximately $31.52 million, representing an increase of approximately $6.38 million or approximately 20%. This increase was primarily due to (i) organic growth of FETV’s revenue of $1.31 million from approximately $30.01 million for the year ended December 31, 2009 to approximately $31.32 million for the year ended December 31, 2010, and (ii) revenue growth generated from the “Journey through China on the Train” program which is the railway media broadcasting growing significantly during the year ended December 31, 2010.  The “Journey through China on the Train” program commenced and started generating revenue from the third quarter of 2009 with the increase of $5.07 million from approximately $1.51 million for the year ended December 31, 2009 to approximately $6.58 million for the year ended December 31, 2010. We do, however, expect that our revenues from advertisements will decrease in the next few years due to the new PRC regulations on radio and television advertisements that ban certain products from being advertised on radio and television.

Our revenue from tourism decreased by approximately $3.09 million or approximately 16%, from approximately $19.71 million for the year ended December 31, 2009 to approximately $16.62 million for the year ended December 31, 2010, including $11.68 million from the Great Golden Lake resort, $.53 million from Yunding Park and $4.41 million from Hua’an Tulou. The primary sources of the revenues are entrance fees, tour shuttle bus fees and restaurants. The decrease was primarily due to the closure of our tourism destination in Great Golden Lake during the second half of 2010 because of the floods and restoration had an adverse effect on the number of tourists visiting the Great Golden Lake Resort.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity during 2010 include cash from operations and proceeds from our registered direct offering completed in February 2010. This offering provided net proceeds of approximately $26.7 million.

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

We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for the next twelve months. We also believe that we have sufficient cash from the closing of our offering and from our operations and we generate sufficient profit to be able to satisfy and meet all of our long-term liquidity needs.

We recognize that there are certain PRC rules and regulations that may restrict businesses and impact their ability to fund operations and grow. Additionally, the local governments and domestic media authorities have recently begun prohibited specialized channels such as FETV from broadcasting TV shopping programs, TV screen mini ads and certain medical ads. We believe that these restrictions may have a negative impact on FETV’s advertising revenue which could lead to some uncertainty associated with forecasting our revenue.

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

Capital Expenditures

As of December 31, 2010, the total estimated contract costs to complete our announced tourist destinations capital expenditure commitments were $38,649,000 (RMB 255.54 million) of which the Company has completed $29,290,000 (RMB 193.66 million).  The remaining $9,359,000 (RMB 61.88 million) will be paid by the end of 2011. The following is a detailed chart of the estimated expenses for each portion of the tourism destinations to be completed in 2011 (all figures are in US Dollars):

Activity	Total Contract Cost (Estimate)	Amount Funded as of December 31,2010	Expecting Remaining Amount To Be Funded
Develop the water and power systems at the Yunding resort	$3,757,000	$3,437,793	$319,207
Complete the restaurant in Gorges at the Yunding resort	$2,388,000	$2,120,451	$267,549
Landscape the grounds at the Yunding resort	$998,000	$893,856	$104,144
Build parking area at the Yunding resort	$1,180,000	$1,066,275	$113,725
Repair tourist stations for sightseeing at the Yunding resort	$945,000	$881,757	$63,243
Install highway barriers for safety reason at the Yunding resort	$2,462,000	$2,174,899	$287,101
Build restaurant in Yunshan at the Yunding resort	$935,000	$837,896	$97,104
Construct roads at the Jiangxi Zhangshu Yangsheng TianTang resort	$13,698,000	$9,062,585	$4,635,415
Build roads at the Jiangxi Fenyi Dongdou resort	$12,286,000	$8,814,544	$3,471,456
TOTAL	$38,649,000	$29,290,056	$9,358,944

2011-2012 Outlook

In 2010, we have entered into agreements to develop three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations throughout China. We expect these three projects will complete their first phase of construction and be open to the public by the end of 2012. In addition, in September 2010 we timely announced the grand opening of our Yunding Park to the public. Over the course of the next few years, we intend to further grow and expand our businesses in China’s tourism, media, entertainment and other related industry by further developing the existing attractions, and acquiring additional tourist areas. All required funds will be financed either through our revenues and cash flows or by financings and bank loan. We believe that we have sufficient cash from the closing of our offering and from our operations and we generate sufficient profit to be able to satisfy and meet all of our long-term liquidity needs.

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

INDEX

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai Tourism, Fuyu, Hongda, Fujian Yida, Tulou, Fujian Yintai, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi and the accounts of its variable interest entity, Fujian Jiaoguang Media. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2010	December 31, 2009
Building	$91,824,909	$34,903,503
Electronic Equipment	315,037	303,652
Transportation Equipment	2,099,199	74,281
Office Furniture	38,417	128,765
	94,277,562	35,410,201
Less: Accumulated Depreciation	(4,538,190	(2,414,316)
Property and equipment, net	$89,739,372	$32,995,885

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

INDEX

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2010	December 31, 2009

Management right of tourist resort	$5,293,566	$5,134,223
Advertising board	6,806,013	6,601,500
Commercial airtime rights	6,362,551	-
Land use right	1,994,790	-
	20,456,920	11,735,723
Accumulated amortization	(6,414,488	(3,860,785)
Intangible assets, net	$14,042,432	$7,874,938

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

INDEX

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 8, 2010, the Company accepted the resignation of BDO China Li Xin Da Hua CPA Co., Ltd (“BDO Li Xin Da Hua”), ceasing to act as our independent auditors and, on August 9, 2010 we engaged Friedman LLP (“Friedman”), an Independent Registered Public Accounting Firm, to serve as our independent auditors. The engagement of Friedman LLP was approved by our Audit Committee on August 9, 2010. BDO Li Xin Da Hua was appointed as our independent auditors on May 20, 2010.  BDO Li Xin Da Hua did not complete any interim reviews for us or issue any audit report on our financial statements from the appointment date of May 20, 2010 to the date of resignation, August 8, 2010. The Company and BDO Li Xin Da Hua did not have any disagreements with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for the audited financials from the date of engagement, May 20, 2010, through the date of resignation, August 8, 2010, which disagreements, if not resolved to the satisfaction of BDO Li Xin Da Hua, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  However, as noted, BDO Li Xin Da Hua did not audit any financial statements prior to its resignation. During the period from May 20, 2010 to the date of resignation, the Company did not experience any reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K except that BDO Li Xin Da Hua identified that the Company lacks a good system of internal controls, such as inadequate documentation for certain transactions and lack of competent and well trained personnel to furnish US GAAP based reporting documents to be filed. The lack of a good system of internal controls, such as inadequate documentation for certain transactions and lack of competent and well trained personnel to furnish US GAAP based reporting documents has been addressed and we have hired Audit Prep Limited as an outside consultant to assist us in maintain effective controls and to implement the necessary controls and procedures to ensure that we have adequate management of our financial books and records. We believe that this step has remedied any deficiency that BDO Li Xin Da Hua recognized. Prior to engaging Friedman, the Company has not consulted Friedman regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with Friedman regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. The Company obtained a letter from BDO Li Xin Da Hua addressed to the United States Securities and Exchange Commission stating it agrees with the statements presented in the Form 8-K the Company filed on August 11, 2010 and the letter was attached to the Form 8-K as Exhibit 16.1.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors, their ages, positions with China Yida, the dates of their initial election or appointment as director are as follows:

Name	Position/Title with China Yida	Age	Other Occupation	Director Since

Minhua Chen	Chairman and Chief Executive officer	54		November, 2007

Yanling Fan	Director and Chief Operating officer	38		November, 2007

Michael Marks	Director Chairman of the Audit Committee	39
* Director of China Housing and Land Development, Inc.
* Director of Shengkai Innovation, Inc.
* Director of Yanglin Soybean, Inc.
* Director of Jiangbo Pharmaceuticals, Inc.
* Director of Funtalk China Holdings Limited
				June, 2009

Chunyu Yin	Director Audit Committee Member	64	CEO of East Prosperity International Advertising Company	June, 2009

Fucai Huang	Director Audit Committee Member	64	Professor at Xiamen University Tourism Department	June, 2009

INDEX

For information as to the shares of common stock beneficially owned by each nominee, see the section “Securities Ownership of Certain Beneficial Owners and Management, as to other Board Matters, see the section “Board Information.”

The following are biographical summaries for our nominees for election as directors:

Minhua Chen

Chairman Chen has been the Chief Executive Officer of China Yida Holding, Co. since November 2007.  Chairman Chen is a Director for Fuzhou Hongda Commercial Services Co., Ltd. and the Chairman for Fujian Jintai Tourism Developments Co., Ltd and Anhui Yida Tourism Development Co., Ltd, and is also the Chief Executive Officer of Jiangxi Fenyi Yida Tourism Development Co., Ltd and Jiangxi Zhangshu Yida Toursism Development Co., For the past five years, Chairman Chen has been a part-time professor at the Tourism College of Fujian Normal University and a tutor for postgraduate students.  He is also the vice-president of Fujian Provincial Tourism Institute and vice-president of Fujian Advertisement Association. From 1978 to 1992, he was a news journalist and editor-in-chief of “Fujian Internal Reference,” eventually becoming the head of the journalist station of “Fujian Daily” in Sanming City and general manager of the newspaper “HK-Taiwan Information.”  During that period, he was appointed as chief journalist of Fujian Province to HK, where he was in charge of news and management of the publication.  During these years, several of his works in journalism received national and provincial prizes and were published in books.  He received awards for “Excellent News Journalist” and “Advanced Workers of News Management.”  Since the establishment of New Handsome Joint Group in 1995, he has advocated and practiced the concept of “circulating cultural economy.”  In 2005, he published a scholarly treatise “General Theory of Tourism and Chinese Traditional Culture”, which has been used as the educational material for undergraduates in Tourism College of Fujian Normal University.  In February 2007, he was awarded as one of the “2006 Ten Most Distinguished Persons of Fujian Economic.”  Since 1992, Chairman Chen has worked full-time as Hong Kong Yi Tat’s CEO and has run all the subsidiaries, including the media and tourism businesses. We believe that Mr. Chen’s experience in the media and tourism industry in general and his services as a key executive and/or director of our subsidiaries and other media companies qualify him to serve as a director of the Company.

Yanling Fan

Fan Yanling has served as Chief Operating Officer of the Company since 2001 and a director of the Company since November 2007. Fan Yanling is the Executive Director of Fujian Jiaoguang Media Co., Ltd. and the Chairman for Fuzhou Hongda Commercial Services Co., Ltd. and a Director of Fujian Jintai Tourism Developments Co., Ltd. and is member of the Board of Supervisors of Jiangxi Fenyi Yida Tourism Development Co., Ltd and Jiangxi Zhangshu Yida Toursism Development Co., From 1992 to 1994, Ms. Fan was a journalist and radio anchorwoman for the Voice of Haixia.  From 1995 to 2004, she was the general manager of New Handsome Advertisement Co., Ltd.  Since 2000, she has taken on the following positions: General Manager of New Handsome Joint Group (Fujian), General Manager of Hong Kong Yitat International Investment Co., Ltd, Chairman of Fujian Gold Lake Economy and Trading (Tourism) Development Co., Ltd., Director of Sydney Communication College (Australia), and General Manager of Fujian Education and Broadcasting Media Co., Ltd.  In 2005, she was awarded “Fujian Splendid Women” and “Advanced worker of advertisement industry Fuzhou 2005.” We believe that Ms. Fan’s experience in the media and tourism industry and her current and previous services in various media companies qualify her to serve as a director of the Company.

Michael Marks

Michael Marks has been a director of the Company of the Company since June 2009. Until December 2007 he was a managing director and principal of Sonnenblick Goldman Asia Pacific Limited. Until July 2009, Mr. Marks was the President and Director of Middle Kingdom Alliance Corp., a Special Purpose Acquisition Corporation, which invested in and merged with Pypo Digital Company Limited.  Mr. Marks continues to serve as a director of the board of the newly merged company, Funtalk China Holdings Limited (NASDAQ: FTLK). Mr. Marks is currently audit committee chairman and independent director of Shengkai Innovations, Inc. (NASDAQ: VALV), and Jiangbo Pharmaceuticals, Inc. (NASDAQ: JGBO), and is also independent director and audit committee member of China Housing and Land, Inc. (NASDAQ: CHLN) and Yanglin Soybean, Inc. (OTCBB: YSYB).

Mr. Marks has been involved in over US$2 billion of transactions in China over the past eight years, as a principal, advisor, or investment banker, and has worked closely with international and Chinese institutions.  These include, inter alia, The Carlyle Group, Starwood Capital, Goldman Sachs, Dubai Investment Group, Investec Bank, Standard Bank, Beijing International Trust and Investment Corporation, China Jin Mao Group Company Limited, and Shanghai Investment Group.

In January 2003, Mr. Marks founded the China practice of Sonnenblick Goldman, a New York headquartered investment bank established in 1893, and served as China managing director and regional principal of the firm until December 2007 when the global firm was sold.  In September 2002, Mr. Marks founded the Shanghai office of Horwath Asia Pacific, a management consulting and advisory firm affiliated with Horwath International, a global accounting and advisory firm.  He served as its director and Shanghai representative until December 2005.  From January 1998 to June 1999, Mr. Marks served as a manager of Horwath Asia Pacific in Sydney, Australia.  In March 2001, Mr. Marks founded B2Globe, and served as its chief executive officer until August 2002, when B2Globe was sold.

In June 1999, Mr. Marks joined Metro Education in China and co-founded Metro Corporate Training in Shanghai, and served as the group and company’s chief executive officer until February 2001.  From June 1999 to November 2004, when a controlling interest in Metro Education was sold, Mr. Marks also served as a director.  From January 1995 to January 1998, Mr. Marks worked in the audit, corporate finance and advisory divisions in the Johannesburg, South Africa office of PricewaterhouseCoopers.

INDEX

Mr. Marks graduated with a Bachelor of Commerce (Honors) and Masters of Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997 respectively.  He was also president of the Commerce Students Council and vice-president of the All Faculty Council in 1994.  In 1998 Mr. Marks graduated with a Bachelor of Arts (Psychology) degree from the University of South Africa.  In 1995, Mr. Marks completed his qualifying examinations of the Chartered Institute of Management Accountants in the United Kingdom.  In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom. Since June 1999 Mr. Marks has lived in Shanghai, China. He speaks fluent Mandarin, French and English.  We believe that Mr. Mark’ s experience as an independent director in Nasdaq/OTCBB listed Chinese companies will provide bring valuable insight to the board  in view of us as a public company subject to the reporting and internal controls requirements of the Securities Exchange Act and Sarbanes Oxley.  Additionally, his professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations will also have important impact to the board into our business operations, financing and corporate governance, and therefore qualify him as a director of the Company.

Chunyu Yin

Chunyu Yin has been a director of the Company since June 2009. Ms. Yin has a wealth of experience in China’s advertising and media industry. Between 1984 and 2002, Ms. Yin served as the general manager of China’s first state-owned cosmetics advertising company – Beijing Dabao Advertising Co. During those eighteen (18) years, the company’s annual sales increased from 40 million to 1.5 billion RMB. After she left Beijing Dabao Advertising Co. in 2002, she served as manager in several advertising companies. Currently, she is the Chief Executive Officer of East Prosperity International Advertising Company, and a teaching professor at Beijing Union University Advertising School.

All of the advertising companies in which Ms. Yin served as manager are listed on the Top 100 Advertising Companies List in China. The well-known clients she served, or is currently serving, include Daobao Cosmetics, Haier, Hisense Electric, Ariston Refrigerator, Shanxi Fen Wine, Red Eagle, Furong Wang, Tsingtao Beer, and Yanjing Beer. Ms. Yin has also achieved acknowledgement and recognition in the media industry. She participated in planning, producing and filming many important TV programs and dramas, including “Walk into Taiwan,” “China’s Economic Reports,” “1/2 Hour Economic Report,” “CCTV Young Singer Competition,” “Red Eagle Cinema” on Phoenix Channel, and the TV drama “The Prime Minister Liu Luoguo.”

In addition, Ms. Yin organized several large-scale events for Chinese government’s ministries and commissions and other international organizations: Putian Yanhuang Millennium, Dragon Board World Cup, China’s Trade Marks around the World, 2004 Miss Universe Finale, 2007 Miss Japan International Finale, Hong Kong’s Second International Mahjong Competitions.

Ms. Yin received her bachelor degree in Chinese from People’s University of China in 1979. We believe that Ms. Yin’s experience in the advertising and media industry, her services as key executive in the advertising companies and her recognition in the China media industry qualify her to service as a director of the Company.

Fucai Huang

Fucai Huang has been a director of the Company since June 2009. Mr. Huang, founder of Xiamen University Tourism Department, has served as a full-time professor at Xiamen University for 30 years. Currently, he is also the director of tourism management doctorate program of Xiamen University. Before he was appointed as the director of the doctorate program, he was in charge of the tourism management post-doctorate program and served as doctorate student advisor. Before he joined Xiamen University, between 1989 and 1998, he was the director of Xiamen University Tourism Management Planning and Research Institute, a part time professor at the Tourism Department of Beijing International Studies University, and a consultant to Fujian tourism development.

INDEX

Mr. Huang is an expert among China’s tourism academics. Between March 2008 and March 2009, Mr. Huang was appointed by the China National Tourism Bureau to preside over the Open Tourism Market for Mainland Citizens’ Travel to Taiwan and Related Management Issues.  In 2006 and 2007, he was invited by the China National Tourism Bureau and Taiwan Office of CPC Central Committee to represent China’s tourism academics to draft monographs and to participate in Strait Economic Trade Forum. Between 2005 and 2006, Mr. Huang engaged in the planning, research, and modification of display contents of China Fujian-Taiwan Kinship Museum sponsored by the Publicity Department of the CPC Central Committee and Fujian Provincial Committee. China Fujian-Taiwan Kinship Museum became the new tourism landmark of the west coast of Taiwan Strait, and a popular tourist attraction in Quanzhou, Fujian.

Mr. Huang obtained his Bachelor Degree in History from Xiamen University in 1976. We believe that Mr. Huang’s strong academic background in the tourism management and development qualifies him to serve as a director of the Company.

Family Relationship

Minhua Chen and Yanling Fan are husband and wife.

CORPORATE GOVERNANCE - BOARD OF DIRECTORS

Meetings and Certain Committees of the Board

The Board held two (2) meetings during 2010.  In fiscal year 2010, the Audit Committee held two (2)  meetings. Each director attended at least 75% of the Board of Directors and committee meetings of which he was a member during such time as he served as a director.  From time to time, the members of our Board of Directors act by unanimous written consent in accordance with Delaware law.  During the year ended December 31, 2010, our Board of Directors took action by unanimous consent on two (2) occasions.  We do not have a formal policy regarding attendance by members of our Board of Directors at our annual meetings of stockholders, but we encourage all members of our Board of Directors to attend such meetings.

Board Committees

Audit Committee

Our Board of Directors has a standing audit committee which carries out its responsibilities pursuant to the audit committee written charters, which are available on our website at www.yidacn.net.

The Audit Committee, which currently is comprised of Michael Marks, Chunyu Yin, and Fucai Huang, met two (2) times during 2010.  Each member of the Audit Committee is independent, as defined in the listing standards of The NASDAQ Stock Market, Inc. (“Nasdaq”).  The Audit Committee assists the Board in overseeing (i) our accounting and financial reporting processes and principles, (ii) our disclosure controls and procedures and internal control over financial reporting designed to promote compliance with generally accepted accounting principles and applicable laws and regulations, (iii) the preparation, presentation and integrity of our financial statements, and (iv) the administration of an audit of our annual financial statements by our independent auditor in accordance with generally accepted accounting standards.  The Board has determined that Mr. Michael Marks qualifies as an Audit Committee Financial Expert under applicable rules of the Commission and satisfies the financial literacy and experience requirements under the applicable Nasdaq standards.

INDEX

Nominating and Compensation Committees

The Company does not have a nominating or compensation committee.  In 2009, the Board of Directors of the Company approved the adoption of the procedures for the selection of director nominees.  Pursuant to NASDAQ Rule 5605(e)(1), a majority of the independent directors shall recommend and select the director nominees.  Each of our directors participates in the consideration of director nominees.  In 2009, the Board of Directors of the Company also approved the adoption of the independent director oversight of Executive Officer compensation.  Pursuant to NASDAQ Rule 5605(d), all matters regarding executive officer compensation shall be submitted for approval or recommendation by a majority of the independent directors.  Our independent directors are Michael Marks, Chunyu Yin and Fucai Huang.

Independence of the Board of Directors

Our Board of Directors is currently composed of five (5) members. Michael Marks, Fucai Huang and Chunyu Yin qualify as independent directors in accordance with the published listing requirements of the Nasdaq Capital Market. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board of Directors has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

The Board’s Role in Risk Management

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Director’s oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive in its industry.

Effective risk oversight is an important priority of the Board.  The Board has implemented a risk governance framework to:

	Understand critical risks in the Company’s business and strategy;
	Allocate responsibilities for risk oversight among the full Board;
	Evaluate the Company’s risk management process and see they are functioning adequately;
	Facilitate open communication between management and directors; and
	Foster an appropriate culture of integrity and risk awareness.

While the Board oversees risk management, Company’s management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board, the Audit Committee and individual Directors on the significant risks identified and how they are being managed. Directors are free to communicate directly with senior management.

INDEX

The Audit Committee plays significant role in overseeing risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters. The Audit Committee oversees the internal audit function and the Company’s ethics program, including the Code of Conduct. The Audit Committee members meet separately with the Company’s financial controller and representatives of the independent auditing firm.

Vote Required and Board of Directors’ Recommendation

Assuming a quorum is present, the affirmative vote of a plurality of the votes cast at the Meeting, either in person or by proxy, is required for the election of a director. For purposes of the election of directors, abstentions and broker non-votes will have no effect on the result of the vote.

Board Leadership Structure and Risk Oversight

Our Chairman of the Board is also our Chief Executive Officer and President. We believe that by having this combined position, our Chief Executive Officer/Chairman serves as a bridge between management and the Board, ensuring that both act with a common purpose, and that the combined position facilitates our focus on both long- and short- term strategies.  Further, we believe that the advantages of having a Chief Executive Officer/Chairman with extensive knowledge of our company outweigh potential disadvantages.  Additionally, because three (3) of our five (5) current Board members have been deemed to be independent by our Board, we believe our board structure provides sufficient independent oversight of our management.  We do not have a lead independent director.

We administer our risk oversight function through our Audit Committee as well as through our Board as a whole. Our Audit Committee is empowered to appoint and oversee our independent registered public accounting firm, monitor the integrity of our financial reporting processes and systems of internal controls and provide an avenue of communication among our independent auditors, management, our internal auditing department and our Board.

Stockholder Communications

The Board welcomes communications from our stockholders, and maintains a process for stockholders to communicate with the Board. Stockholders who wish to communicate with the Board may send a letter to Minhua Chen, the Chairman of the Board of Directors, at28/F Yifa Building, No. 111 Wusi Road, Fuzhou, Fujian, P. R. China, 350003. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters should identify the author as a security holder. All such letters will be reviewed by Mr. Chen and submitted to the entire Board no later than the next regularly scheduled Board meeting.

Annual Meetings

We have no policy with respect to director attendance at annual meetings but we encourage every director and executive officer to attend our annual meetings. Our directors Minhua Chen, Yanling Fan and Michael Marks attended last year’s annual meeting.

Retirement, Post-Termination and Change in Control

We have no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board may recommend adoption of one or more such programs in the future.

INDEX

In the event of a Change in Control (as defined below) of the Company, and except as otherwise set forth in the applicable Award agreement, all unvested portions of Awards shall vest immediately.  Awards, whether or not then vested, shall be continued, assumed, or have new rights as determined by a committee of the board of directors designated to administer the Incentive Plan (the “Committee”), and restrictions to which any shares of restricted stock or any other Award granted prior to the change in control are subject shall not lapse.  Awards shall, where appropriate at the discretion of the Committee, receive the same distribution of the Company’s common stock on such terms as determined by the Committee.  Upon a change in control, the Committee may also provide for the purchase of any Awards for an amount of cash per share of common stock issuable under the Award equal to the excess of the highest price per share of the Company’s common stock paid in any transaction related to a change in control of the Company over the exercise price of such Award.

A "Change in Control" shall mean the occurrence of any of the following events:

i.
Approval by stockholders of the company of (a) any consolidation or merger of the company in which the company is not the continuing or surviving corporation or pursuant to which shares of stock of the company would be converted into cash, securities or other property, other than a consolidation or merger of the company in which holders of its common stock immediately prior to the consolidation or merger have substantially the same proportionate ownership of common stock of the surviving corporation immediately after the consolidation or merger as immediately before, or (b) a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the company;

ii.
either (A) receipt by the company of a report on schedule 13D, or an amendment to such a report, filed with the Securities and Exchange Commission ("SEC") pursuant to section 13(d) of the Securities Exchange Act of 1934 (the "1934 Act") disclosing that any person, group, corporation or other entity (a "Person") is the beneficial owner, directly or indirectly, of 20% or more of the outstanding stock of the company or (B) actual knowledge by the company of facts, on the basis of which any person is required to file such a report on schedule 13D, or an amendment to such a report, with the SEC (or would be required to file such a report or amendment upon the lapse of the applicable period of time Specified in Section 13(d) Of the 1934 Act) disclosing that such a person is the beneficial owner, directly or indirectly, of 20% or more of the outstanding stock of the company;

iii.
purchase by any person (as defined in section 13 (d) of the 1934 act), corporation or other entity, other than the company or a wholly owned subsidiary of the company, of shares pursuant to a tender or exchange offer, to acquire any stock of the company (or securities convertible into stock) for cash, securities or any other consideration provided that, after consummation of the offer, such person, group, corporation or other entity is the beneficial owner (as defined in rule 13d-3 under And 1934 Act), directly or indirectly, Of 20% or More of the Outstanding Stock of the Company (calculated as provided in paragraph (d) of Rule 13d-3 under the 1934 act in the case of rights to acquire stock); or

iv.
the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the company immediately prior to the combination do not hold, directly or indirectly, more than 50% of the Voting Stock of the combined company (there being excluded from the number of shares held by such shareholders, but not from the Voting Stock of the combined company, any shares received by affiliates (as defined in the rules of the Securities and Exchange Commission) of such other company in exchange for stock of such other company).

INDEX

EXECUTIVE OFFICERS

General

Certain information concerning our executive officers as of the date of this proxy statement is set forth below. Officers are elected annually by the Board and serve at the discretion of the Board.

Executive Officers	Position/Title	Age
Minhua Chen	Chief Executive Officer and President	54
Yanling Fan	Chief Operating Officer	38
George Wung	Chief Financial Officer	36
Wei Zhang	Vice President of Investor Relations	31
Yongxin Lin	Financial Controller	40

The following are the biographical summaries of George Wung, Wei Zhang and Yongxin Lin.

George Wung

Mr. Wung has served as our Chief Financial Officer since January 2009. Between October 2005 and January 2009, Mr. Wung served as the managing director of Etech Securities Inc., supervising a team of ten individuals that deliver a variety of financial services to clients. Mr. Wung’s responsibilities at Etech Securities included directing client relationships, expanding the firm’s customer base, and building up ties with various government agencies. Between January 2004 and October 2005, Mr. Wung was the director of the Prosperity Financial Group in California, where he was responsible for conducting equity research and analysis covering fundamental, quantitative and technical research for asset management, collecting date and conducting statistical analysis on individual securities or industry groups, developing quantitative decision-making models, and analyzing the macro-economic trends. Between February 2002 and December 2003, he was the Senior Vice President of the Global American Investments, Inc. where he was responsible for collecting date and conducting statistical analysis on specific securities or industry groups, developing qualitative decision-making models, making buy, sell and hold recommendation calls on equities. Mr. Wung received his B.A. in Finance from California State University, Fullerton in 2000. He holds the Series 7 Certificate in General Securities Representative, and Series 63 Certificate in State Securities law.

Wei Zhang

Mr. Zhang has served as our Vice President of Investor Relations since January 2009. He is knowledgeable about Chinese accounting principals and financial market regulations in China as well as US GAAP. Before he joined us, from June 2005 until January 2008 , he has been the Senior Vice President of Etech Securities Inc. As the Senior Vice President, he led an execution team for two clients in connection with private placements and acquisitions. Before that, Mr. Zhang was the Project Manager of Etech Securities Inc. and he advised four clients in connection with equity financing transactions. He was also the Assistant CEO of Fujian Jingxie Real Estate Development Co. Mr. Zhang received his Bachelor of Art degree in Economics from University of California in 2004.

Yongxin Lin

Mr. Lin has served as our Financial Controller since October 2003. He has extensive financial experience working at large-scale enterprises in Fujian province. Previously, Mr. Lin served as the Chief Financial Director at Fujian Furi Group Co., Ltd, and was also an accountant for China Fujian International Economic and Technological Cooperation Company. Mr. Lin is a Certified Public Accountant in China, and is a professional member of the CICPA. He received his Bachelor of Art degree in Accounting in 1994.

INDEX

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Stockholders”), to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and 10% Stockholders were complied with.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  In addition, we have adopted a supplemental code of ethics for our financial executives and all employees in our accounting department.  The text of our codes is posted on our Internet website at www.yidacn.net.  We intend to disclose any changes in or waivers from our codes of ethics that are required to be publicly disclosed by posting such information on our website or by filing with the Commission a Current Report on Form 8-K.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of the directors or executive officers has been involved in any legal proceedings that are material to the evaluation of their ability or integrity.

ITEM 11.  EXECUTIVE COMPENSATION

Overall Objectives of the Executive Compensation Program

The Company’s executive compensation program is designed to help the Company attract, motivate and retain high quality executives, enhance individual executive performance, align incentives with the Company’s business operations most directly impacted by each executive’s performance and increase stockholder value.

Toward that end, the Company’s executive compensation program attempts to provide:

●	levels of compensation that are competitive with those provided in various markets in which the Comapny competes for its executive resources;

●	incentive compensation that varies in a manner consistent with the financial performance of the Company;

●	incentive compensation that effectively rewards corporate and individual performance; and

●	a mix of short and long-term incentive compensation that is based upon performance and aligns the executive’s compensation with stockholder value.

INDEX

In designing and administering its executive compensation program, the Company attempts to maintain an appropriate balance among these various objectives, each of which is discussed in greater detail below.

Summary of Executive Compensation

Compensation of Directors

Directors who also serve as employees of the Company do not receive payment for services as directors. The independent directors of the Board of Directors are responsible for reviewing and making decisions regarding all matters pertaining to fees and retainers paid to Directors of the Board. The independent directors may engage consultants or advisors in connection with their compensation review and analysis. The independent directors did not engage any consultants in 2010.

In making non-employee Director’s compensation decisions, the independent directors take various factors into consideration, including, but not limited to, the responsibilities of Directors generally, as well as committee chairs, and the forms of compensation paid to directors by comparable corporations.

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its directors during the last fiscal year ended December 31, 2010.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Minhua Chen	0		—	—		—	—	—	0
Yangling Fan	0		—	—		—	—	—	0
Chunyu Ying	7,200	(1)	—	—		—	—	—	7,200
Fucai Huang	7,200	(1)	—	—		—	—	—	7,200
Michael Marks	38,530	(1)	—	—	(2)	—	—	—	38,530

(1) For their capacity serving as independent directors of the Company. Mr. Marks received more compensation than the other non-executive directors because he is serves as Chairman of the Audit Committee and has accepted additional responsibilities in that capacity. The Company also believed that the additional compensation was  necessary in order to compensate him for his expertise with U.S. GAAP, corporate governance and his prior experience with U.S. public companies. Additionally, the other independent directors are located in the PRC and Mr. Marks is not so the difference in compensation is indicative of the cost of living in the places where the independent directors reside.

(2) Mr. Marks was also granted 45,000 shares of common stock issuable upon exercise of vested stock options and additional 15,000 shares of common stock to be vested on June 10, 2011, pursuant to a non-qualified stock option agreements dated June 10, 2009 and March 17, 2011.

The directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they serve.

INDEX

Compensation of Officers

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its Chief Executive Officer and Chief Financial Officer, and other named executive officers for each of the two fiscal years ended December 31, 2010 and December 31, 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Minhua Chen	December 31, 2010	18,400	(1)		0	0		0	0	400	(1)	18,800
Chief Executive Officer,	December 31, 2009	0		0	0	0		0	0	0		0
President and Chairman of the Board

Yanling Fan	December 31, 2010	15,920	(2)		0	0		0	0	400	(2)	16,320
Chief Operating Officer	December 31, 2009	0		0	0	0		0	0	0		0

George Wung	December 31, 2010	54,000		0	0	146,250	(3)	0	0	0		200,250
Chief Financial Officer	December 31, 2009	54,000		0	0	0		0	0	0		54,000

Wei Zhang	December 31, 2010	50,000		0	0	146,250	(4)	0	0	0		196,250
VP of Investor Relations	December 31, 2009	50,000		0	0	0		0	0	0		50,000

(1)	Mr. Chen started to receive a salary of $4,600 per month from the Company in September 2010. Mr. Chen also receives a $100 per month as lunch reimbursement commencing in September 2010.

(2)	Ms. Fan started to receive a salary of $3,980 per month from the Company in September 2010. Ms. Fan also receives a $100 per month as lunch reimbursement commencing in September 2010.

(3)
Valued at market price of $9.75 per share as of January 21, 2011. Represents 15,000 shares of common stock issuable upon exercise of vested stock options, which were granted to Mr. George Wung pursuant to a non-qualified stock option agreement dated January 21, 2010. There is an additional 20,000 shares of common stock options to be vested on January 21 of each year of 2012, 2013 and 2014.

(4)
Valued at market price of $9.75 per share as of January 21, 2011. Represents 15,000 shares of common stock issuable upon exercise of vested stock options, which were granted to Mr. Wei Zhang pursuant to a non-qualified stock option agreement dated January 21, 2010. There is an additional 20,000 shares of common stock options to be vested on January 21 of each year of 2012, 2013 and 2014.

INDEX

Narrative Disclosure to the Summary Compensation Table

Employment Agreements

We entered into an employment agreement with Mr. George Wung on January 12, 2009 pursuant to which, Mr. Wung will serve as Chief Financial Officer of the Company for a term of five years. During the first three years of the employment period, Mr. Wung shall be entitled to $54,000 per year, which will be subject to upward adjustments based upon the Chief Executive Officer’s periodic performance review. In addition to the foregoing base salary, Mr. Wung shall be eligible for an annual bonus at the end of each fiscal year end based upon the result of the annual performance review. In addition, subject to the approval of the Board of Directors, Mr. Wung shall also receive certain stock options.

We did not enter into any new employment agreements with any of our executives for the fiscal year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End.

At December 31, 2010, our director Michael Marks had 30,000 vested non-qualified stock options of the Company.

Option Exercises and Stock Vested

Our executives did not exercise any stock options.

Our independent director Michael Marks holds vested stock options to purchase a total 60 ,000 shares of common stock. Options to purchase 15,000 shares of the Company’s common stock vested on December 10, 2009 and became exercisable at $14.84 per share, which will expire on December 10, 2019. Options to purchase 15,000 shares of the Company’s common stock vested on June 10, 2010 and became exercisable at $13.67 per share, which will expire on June 10, 2020.   On March 17, 2011, Mr. Marks was also issued options to purchase 30,000 shares of the Company’s common stock of which 15,000 vested immediately, have an exercise price of $7.96 which will expire on March 17, 2021 and the other 15,000 vest on June 6, 2011, have an exercise price equal to the Fair Market Value of the Common Stock on that date and will expire on June 10, 2021.

On January 21, 2011 (the “Grant Date”), our Chief Financial Officer, George Wung, was issued stock options to purchase a total of Seventy Five Thousand (75,000) shares of common stock. The non-qualified stock option to acquire Fifteen Thousand (15,000) shares of common stock vested on the Grant Date and the non-qualified stock option to acquire the additional Sixty Thousand (60,000) shares will vest in Twenty Thousand share increments beginning on the first, second and third anniversaries of the Grant Date. The Exercise Price for the stock options is $9.75 and the options will expire 10-years from the date such option vests.

On January 21, 2011 (the “Grant Date”), our VP of Public Relations, Wei Zhang, was issued stock options to purchase a total of Seventy Five Thousand (75,000) shares of common stock. The non-qualified stock option to acquire Fifteen Thousand (15,000) shares of common stock vested on the Grant Date and the non-qualified stock option to acquire the additional Sixty Thousand (60,000) shares will vest in Twenty Thousand share increments beginning on the first, second and third anniversaries of the Grant Date. The Exercise Price for the stock options is $9.75 and the options will expire 10-years from the date such option vests.

Pension Benefits

We do not provide our named executive officers a defined benefit plan in connection with their retirement.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We do not provide our named executive officers any compensation pursuant to a nonqualified plan.

Severance and Change of Control Agreements

We do not have any agreements or arrangements providing for payments to an executive officer in connection with any termination of the officer's employment or change of control of our Company.

2009 Equity Incentive Plan

On August 10, 2009, with the written consent of our majority stockholders, our Board of Directors adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”) The Incentive Plan gives us the ability to grant stock options, restricted stock, stock appreciation rights (SARs), and other stock-based awards (collectively, “Awards”) to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of our advisory board or our Board of Directors or the board of directors of any of our subsidiaries. Our Board of Directors believes that adoption of the Incentive Plan is in the best interests of our company and our stockholders because the ability to grant stock options and make other stock-based awards under the Incentive Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board of Directors or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success. Therefore, our Board of Directors believes the Incentive Plan will be a key component of our compensation program.

As of April 29, 2011, 790,000 shares of our common stock remained available for future grants under the Incentive Plan.

INDEX

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 29, 2011, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by each of our directors and executive officers, and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).  As of April 29, 2011, we had a total of 19,551,785 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding
Minhua Chen c/o China Yida Holding, Co. 28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian The People’s Republic of China	5,611,978	28.70%

Yanling Fan c/o China Yida Holding, Co. 28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian The People’s Republic of China	5,611,978	28.70%

Chunyu Ying c/o China Yida Holding, Co. 28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian The People’s Republic of China	0	--

Fucai Huang c/o China Yida Holding, Co. 28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian The People’s Republic of China	0	--

Michael Marks 35226 CITIC Square 1168 Nanjing Road West Shanghai 200041	60,000(2)	*

George Wung c/o China Yida Holding, Co. 28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian The People’s Republic of China	15,000(3)	*

Wei Zhang c/o China Yida Holding, Co. 28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian The People’s Republic of China	15,000(4)	*

Yongxin Lin c/o China Yida Holding, Co. 28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian The People’s Republic of China	0	--

Pope Investment II, LLC(5) 5100 Poplar Avenue, Suite 805 Memphis, Tennessee 38137	1,880,000(6)	9.6%

All directors and executive officers as a group (5 persons)	11,313,956	57.9%

* less than 1%.

INDEX

(1)
A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)
Represents the 45,000 shares of common stock issuable upon exercise of vested stock options and additional 15,000 shares of common stock to be vested on June 10, 2011, which were granted to Mr. Michael Marks pursuant to a non-qualified stock option agreements dated June 10, 2009 and March 17, 2011.

(3)
Represents the 15,000 shares of common stock issuable upon exercise of vested stock options, which were granted to Mr. George Wung pursuant to a non-qualified stock option agreement dated January 21, 2010. There is an additional 20,000 shares of common stock options to be vested on January 21 of each year of 2012, 2013 and 2014.

(4)
Represents the 15,000 shares of common stock issuable upon exercise of vested stock options, which were granted to Mr. Wei Zhang pursuant to a non-qualified stock option agreement dated January 21, 2010. There is an additional 20,000 shares of common stock options to be vested on January 21 of each year of 2012, 2013 and 2014.

(5)	William P. Wells is the managing member of Pope Investment II, LLC, acting alone, has voting and dispositive power over the shares beneficially owned by Pope Investment II, LLC.
(6)	Beneficial ownership of 1,880,000 shares is based on a Form 4 filed with the SEC by Pope Investment II, LLC on October 26, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than described below, to the best of our knowledge, there were no other related transactions with related persons in the fiscal year ended December 31, 2010:

Rental Expense

The Company incurred rental expenses of $96,500 and $55,951 for the years ended December 31, 2010 and 2009, respectively and which included $8,851 and $8,771, respectively, paid to Xin Hengji Holding Company Limited, a related party. Xin Hengji Holding Company Limited is the 100% controlling shareholder of Fujian Xin Hengji Advertising Co., Ltd. Our chairman and Chief Executive Officer , Mr. Chen Minhua, is the controlling shareholder of Xin Hengji Holding Company Limited.

INDEX

Television Contract

There was a contract in force for the period of August 1, 2003 to July 31, 2010 between Xin Hengji Holding Company Limited (“XHJ”) and a Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China, (“FETV”) that provided for prepaid airtime to be purchased and utilized by the related party in return for payment of RMB 5,000,000 ($792,000) and purchase of suitable programming for the station in the amount of an additional RMB 5,000,000 ($792,000) (Educational Programming). XHJ is 80% owned by Chairman Minhua Chen and the other 20% of XHJ is owned by his mother.

 XHJ assigned the rights of the above contract to the Company to manage the commercial air time of the TV station. XHJ was responsible for paying RMB 5,000,000 ($792,000) to purchase the TV programs and entitled to revenue other than the commercial revenue and the Company was responsible for paying the air time of RMB 5,000,000 ($792,000). It also stated that if the Company helped XHJ to purchase the TV programs and if paid equaling or more than RMB 5,000,000 ($792,000) then the Company did not have to pay RMB 5,000,000 ($792,000) for air time anymore. The amount paid over the air time of RMB 5,000,000 ($792,000) by the Company was the Company’s advertising costs incurred and charged as cost of sales against specific airtime segments and this will not be reimbursed by XHJ.  The above agreement expired on July 31, 2010 and was not renewed. XHJ was originally a party to this agreement because at the time it was executed, August 1, 2003, China Yida and its subsidiaries were not incorporated or operating. However, after it was assigned to the Company, Fuzhou Fuyu Advertising Co., Ltd. conducted the advertising and other media activities. These activities were within the business scope of Fuyu’s business license.

In lieu of the agreement with XHJ, on July 30, 2010, Fuzhou Fuyu Advertising Co., Ltd. entered into a similar agreement with FETV, pursuant to which, FETV granted Fuyu exclusive management rights for the FETV station. This agreement is for a period of 5 years. From August 1, 2010 to July 31, 2013, Phase I, Fuyu shall pay to FETV an annual payment of RMB 12,000,000 ($1,893,000 USD). From August 1, 2013 to the end of the contract on July 31, 2015, Phase II, that amount will be increased by 20% for each year.

The revenue from FETV media business in 2010 was about RMB 195,765,000 ($31,000,000 USD) and the cost associated with purchasing the programs was RMB 5 million ($792,000 USD) . There is no need to pay the contract fees to XHJ. XHJ pays RMB 5 million ($792,000 USD) to the FETV each year and has no income from the FETV business but some kinds of income from other businesses, unrelated to the listed company.

Procedures for Approval of Related Party Transactions

Our policy is that our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions are then required to be reported under applicable SEC rules. Otherwise, we have not adopted procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case-by-case basis.

A “Related Person” means:

	any person who is, or at any time during the applicable period, was, a Director of the Company or a nominee for Director or an Executive Officer;
	any person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock;

any immediate family member of any of the foregoing person, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brothe-in-la, or sister-in-law of the Director, nominee for Director, Executive Officer or more than 5% beneficial owner of the Common Stock, and any person) other than a tenant or employee) sharing the household of such Director, nominee for Director, Executive Officer or more than 5% beneficial owner of the Common Stock; and


any firm, cooperation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

INDEX

Related Person Transactions Involving Directors

In general, the Company will enter into a ratify Related Party Transactions only when the Board of Directors determined that the Related Person Transaction is reasonable and fair to the Company.

When a new Related Person Transaction is identified, it is brought to the Committee on Directors and Corporate Governance to determine if the proposed transaction is reasonable and fair to the Company. The Board considers, among other things, the evaluation of the transaction by employees directly involved and the recommendation of the Chief Executive Officer.

Identifying possible Related Person Transactions involves the following procedures in addition to the completion and review of the customary Directors’ Questionnaires.

The Company annually requests each Director to verify and update the following information:

	a list of entities where the Director is an employee, director or executive officer;
	each entity where any immediate family member of a Director is an executive officer;

each firm, corporation or other entity in which the Director or an immediate family member is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest; and

	each charitable or non-profit organization where the Director or an immediately family member is an employee, executive officer, director or trustee.

A nominee for Director also is required to provide the Company with the foregoing information.

Related Person Transaction Involving Executive Officers

Likewise, each Executive Officer is required to complete an Executive Officers’ Questionnaire annually. In addition, any Related Person Transaction involving an Executive Officer must be preapproved by the Chief Executive Officer. Any such transaction involving the Chief Financial Officer must be submitted to the Audit Committee for approval.

Verification Process

When the Company receives the requested information, the Company compiles a list of all such persons and entities, including all subsidiaries of the entities identified. The Office of the Secretary reviews the updated list and expands the list if necessary, based upon a review of SEC filings, Internet searches and applicable websites. After the list has been reviewed and updated, it is distributed within the Company to identify potential transactions.

All ongoing transactions, along with payment and receipt information, are complied for each person and entity. The information is reviewed and relevant information is presented to the Board or the Audit Committee, as the case may be, in order to obtain approval or ratification of the transactions and to review in connection with its recommendations to the Board on the independence determinations of each Director.

INDEX

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Friedman LLP served as our independent auditors for the year ended December 31, 2010. The Audit Committee pre-approves all services performed by our principal auditor. We anticipate that a representative of Friedman LLP will be available at the annual meeting to answer appropriate questions from our shareholders and the Audit Committee related to the audited and reviewed financial statements in 2010.  At the annual meeting our auditor will have the opportunity to make a statement if they do desire and a representative is expected to be available to respond to questions.

Kabani & Company, Inc. served as our independent auditors for the years ended December 31, 2009 and 2008. The Audit Committee pre-approves all services performed by our principal auditor.

Change of Accountant

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

INDEX

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees

Service Provided	Fiscal 2010	Fiscal 2009
Audit Fees
Annual Audit	$190,000	$119,000
Audit Related Fees
Assurances and Related Sources	0	0
Tax Fees	0	0
Tax Services
	0	0
All Other Fees
Fees for other services	0	8,500
Total Fees	$190,000	$127,000

Pre-Approval Policies and Procedures

The Audit Committee has the sole authority to appoint or replace our independent auditor. Our Audit Committee is directly responsible for the compensation and oversight of the work of our independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Our independent auditor is engaged by, and reports directly to, our Audit Committee.

Our Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, all of which are approved by our Board prior to the completion of the audit.  Our Audit Committee has complied with the procedures set forth above and all services reported above were approved in accordance with such procedures.

INDEX

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement, dated November 19, 2007, among the Company, the stockholders of the Company, Keenway Limited and Hong Kong Yi Tat International Investment, Ltd. (1)
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Delaware on June 4, 1999 (7)
3.2
Certificate of Amendment to Certificate of Incorporation changing the corporate name from Apta Holdings, Inc. to InteliSys Aviation Systems of America, Inc. filed with the Secretary of State of Delaware on July 21, 2007 (1)

3. 3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10. 5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co , Ltd. (1)
10. 6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co , Ltd. (1)
10. 7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co , Ltd. (1)
10. 8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co , Ltd. (1)
10. 9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co , Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10. 16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10. 17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009
10. 18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001
10. 19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008
10. 20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008
10. 21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government
10. 22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government
10. 23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010
10. 24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC.
10. 25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765.
10. 26	Land Use Rights Agreement
14.1	Code of Ethics (6)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2008 Development Report of Chinese Radio and Television (4)

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: February 3, 2012	By:	/s/Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxin Lin
Yongxin Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Minhua Chen	Chief Executive Officer (Principal Executive	February 3, 2012
Minhua Chen	Officer), President and Director

/s/ Yongxin Lin	Chief Financial Officer	February 3, 2012
Yongxin Lin	(Principal Financial Officer; Principal
Accounting Officer)

/s/Yanling Fan	Chief Operating Officer and Director	February 3, 2012
Yanling Fan

/s/Michael Marks	Director	February 3, 2012
Michael Marks

/s/Fucai Huang	Director	February 3, 2012
Fucai Huang

/s/Chunyu Yin	Director	February 3, 2012
Chunyu Yin