Form 10-K/A
period 2010-12-31
CHINA YIDA HOLDING, CO.
filed 2012-03-27
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
Amendment No. 2 to
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

INDEX

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

INDEX

EXPLANATORY NOTE

This Amendment No . 2 (“Amendment No.  2 ”) to the Annual Report on Form 10-K of China Yida Holding, Co. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 and subsequently amended on February 3, 2012 (the “2010 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letter from the staff of the SEC dated February 17, 2012 (the “SEC Comment Letter”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.  2

This Amendment No.  2 does not affect any other portion of the 2010 Annual Report. Additionally, except as specifically referenced herein, this Amendment No.  2 does not reflect any event occurring after March 16, 2011, the filing date of the 2010 Annual Report.

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

INDEX

 The following chart depicts our current corporate structure:

* Each of Fujian Jiaoguang, Fuzhou Hongda Commercial Services, Ltd . and Yunding Resort Management currently has no material business operations.
.

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

The scope of Fuyu’s business activities in its business license is for the design, production, distribution and agency of all kinds of domestic advertisement. Fuyu mainly engages in the business of advertisement through television channels and Fuyu does not conduct any operations outside the business scope of its business license. Our advertisement business, however, is not restricted or prohibited by Guideline Catalogue for Foreign Investors. According to Administration Rules of Foreign Invested Advertisement Enterprise, foreign investors are allowed to invest in the business of advertisements. We decided to shift our contractual agreement with FETV from Jiaoguang Media to Fuyu since we believe that the wholly-owned, direct subsidiary relationship would provide our shareholders with additional comfort because the income is generated by our direct subsidiary. We are able to structure the transaction in this manner because neither Circular 75 nor Circular 10 covers the issue regarding the daily business operation of Fuyu because Fuyu has obtained business license from the SAIC and is able to conduct its business according to its business license.

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

In 2001, our subsidiary, Fujian Jintai Tourism Developments Co., Ltd., entered into a tourism management revenue sharing agreement with Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee , to operate and to manage the Great Golden Lake destination from 2001 through 2032. We initially invested approximately 190,000,000 RMB ($30 million USD) to improve the infrastructure, and through a well-designed marketing campaign, we have succeeded in increasing the number of the visitors from approximately 30,000 in 2001 to approximately 470,000 in 2010. Currently most visitors to the Great Golden Lake are from Fujian, Shanghai, Guangdong and Jiangxi. With easier transportation and increased marketing, we expect that the Great Golden Lake should be able to attract more visitors from other provinces of China and even foreign countries. Our revenue from the operations of the Great Golden Lake is generated from entrance ticket fees. The Great Golden Lake as recognized as the Global Geopark and part of China Danxia – the World Natural Heritage Site grant by UNESCO in 2005 and 2010, respectively.

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

Yunding Park

On November 27, 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtain government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. We plan to invest total of approximately 440,000,000 RMB ($70 million) to build the tourism, transportation and entertainment facilities.  As of December 31, 2010, we have invested approximately 412,000,000 RMB ($65 million).  We generate revenue from entrance fees, cable cars and other entertainment activities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida is currently responsible for the development and operations of Yuding Park. We are still in construction of the second phase of Yunding Park. Once the second phase development is completed, Yunding Resort Management will be responsible for the management services of Yunding Park

Under the contractual arrangements with respect to Yunding Park, Hong Kong Yi Tat is entitled to: (1) the ticket sales revenue, provided, that, we are required to pay a total of 5 million RMB ($790,000 USD) to the Yongtai County People’s Government over the course of the first 10 years of the Agreement; (2) the earnings excluding 5% of the actual ticket sales during that time in the second ten years; (3) the earnings excluding 6% of the actual ticket sales during that time in the third ten years and (4) the earnings excluding 7% of the actual ticket sales during that time in the fourth ten years.

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

In December 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into a Tourist Resources Development Agreement with Hua’an County Government.  The agreement is effective until 2048. Pursuant to this agreement, we began to develop the Hua’an Tulou tourist destinations with a right of priority to develop other scenic areas in Hua’an County. Hua’an Tulou Cluster requires a total capital input of approximately 47,500,000 RMB ($7.5 million USD) to put it into infrastructure and facility constructions. The Hua’an Tulou Cluster was closed during the construction and re-opened to the public before the fourth quarter of 2009. Currently, approximately half of its visitors are from overseas, including Taiwan. Our revenue is generated from the sale of entrance ticket fees, fees from rides on tour cars and food at our restaurants.

Under the contractual arrangements with respect to Hua’an Tulou Cluster,  when the ticket price of the Dadi Tulou Clusters is RMB60 ($9.50 USD) or above per person, the proportion paid by Hong Kong Yi Tat to Hua’an County government shall be: (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; and (6) 30% of gross ticket sales from the 26th year.   Currently, our average ticket price at Hua’an Tuluo is 90RMB ($14.50 USD). In the event our ticket price is less than RMB 60 ($9.50USD), the Hua’an County government shall be entitled to a reduced portion of the gross ticket sales.

Our ticket prices are subject to the approval of the local PRC government. According to the PRC Pricing Law, the scope and level of the government-set and guided prices shall properly be adjusted in light of the national economy.  The Company may file an application with the government to request a price change to our ticket prices. However, the government will use its discretion to decide whether or not to adjust the ticket price and will use their discretion to determine the adequate price for the tickets to our park. Additionally, even if we do not apply for a price adjustment, the local PRC government may adjust the price based on consumer or business operations or the national economy

In 2009, Hua’an Tulou Cluster had 95,000 visitors and gross ticket sales of 10,330,000 RMB ($1,631,000 USD) and we paid the Hua’an County government 1,650,000 RMB ($261,000 USD). In 2010, Hua’an Tulou Cluster had 235,000 visitors and gross ticket sales of 19,310,000 RMB ($3,050,000 USD) and we paid the Hua’an County government 3,090,000 RMB ($488,000 USD).

Ming Dynasty Entertainment World

On April 15, 2010, Yida (Fujian) Tourism Group Ltd . jointly with Anhui Xingguang Investment Group Ltd., a privately held company engaged in real estate and commercial development in Anhui province, entered into an Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement (the “Agreement”) with Anhui Province Bengbu Municipal Government, pursuant to which we and Anhui Xingguang formed a limited liability company, with a total registered capital of RMB 100 million (approximately $14.6 million) to engage in construction and development of a new tourism destination -- Ming Dynasty Entertainment World in Bengbu City, Anhui Province.

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

On April 20, 2010, a new project company, Anhui Yida Tourism Development Co., Ltd. (hereinafter the Project Company), with a total registered capital of RMB100 million (approximately $14.6 million USD). The Project Company has been formed by China Yida and Anhui Xingguang as a joint project with China Yida owning 60% and Anhui Xingguang owning 40%. The business scope of Anhui Yida Tourism Development Co., Ltd. is tourism destination, project development, parking services, photo services and real estate management services. A copy of our cooperative agreement between us and Anhui Xingguang is attached hereto as Exhibit 10.27. China Yida is required to contribute approximately RMB60 million (approximately $8.78 million) to retain 60% equity of the Project Company, and Anhui Xingguang is required to contribute approximately RMB40 million (approximately $5.8 million) to retain 40% equity of the Project Company. Anhui Xingguang is a reputable private company with businesses in the real estate and commercial sectors locally. This Project Company is expected to combine the expertise in real estate development, tourism and commerce from both shareholders. China Yida will be responsible for the planning and operation of the Ming Dynasty Entertainment World. For the first phase of construction, the Project Company is budgeting approximately RMB250 million (approximately $36.6 million), with China Yida and Anhui Xingguang contributing on a pro rata basis, and includes the purchase of the 40-year land use rights for a parcel of approximately 41.185 acres (commercial land use, "Commercial Land") and another parcel of approximately 82.37 acres (industrial land use, "Industrial Land") as well as the construction of the Royal Hot Spring World. Management expects to open the first phase of the Ming Dynasty Entertainment World to visitors by the end of 2012. Pursuant to the terms of a lease transfer agreement, the Project Company will be allowed to lease a larger piece of land with approximately 4,500 Mu (approximately 740 acres, ecological land use, "Ecological Land") for approximately RMB350,000 (approximately $51,300) per annum from the local residents. A copy of the lease transfer agreement is attached hereto as Exhibit 10.28. This lease transfer agreement is only for the management rights of the property and, therefore, we would not be required to obtain land-use rights from the local PRC government.

As of December 31, 2010, China Yida and Anhui Xingguang have contributed a total of RMB 100 million ($15,800,000 USD) to the Project Company. Of the RMB 100 million ($15,800,000 USD) that has been contributed, we have contributed RMB 60 million ($9,500,000 USD) and Anhui Xingguang has contributed RMB 40 million ($6,300,000 USD). Anhui Xingguang is responsible for 40% of profits and losses while China Yida is responsible for 60% of profits and losses. We have not started the first phase of construction. We will receive 60% of the revenue generated from this project.

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

Yang-sheng Paradise

The Project is designed to focus on the theme of famous Taoist practice – Yang-sheng (nourishing life), with Zhangshu City’s rare natural resources – salt water hot spring, and reputation as one of China’s traditional medicine and herb center. Preliminarily, Yang-sheng Paradise is planned to include (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects. We formed a limited liability company with a total registered capital of RMB 20 million (approximately $3 million) as of December 31. 2010 .

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

The capital expenditure planned for the first development phase of Project is estimated at approximately RMB250 million (approximately $36.6 million), which includes the planned construction of the Salt Water Hot Spring Spa & Health Center (the “SPA Center”), the Yang-sheng Holiday Resort (the “Resort Hotel”), in-destination roads and lakes, and the purchase of the land use rights for a parcel of approximately 3,000 Mu (approximately 494 acres, commercial and residential land use, the “Commercial Land”) as well as the rental payment for a parcel of approximately 3,000 Mu (approximately 494 acres) with the annual rent estimated at RMB0.5 million (approximately $73,300). The rental of the additional parcel of approximately 3,000 Mu of land would be leased from the local PRC government but we would not be required to obtain land-use rights because the lease will only be for the management rights of the land based on a cooperative agreement that would be entered into at the time of the lease. No such arrangement, however, has been entered into.

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

There are no other  revenue sharing provisions or other restrictions on the revenue that we will receive from such venue.

Yang-Sheng did not have any visitors in either 2009 or 2010 because this site has not officially opened to the public and does not expect to open until the end of 2012.

The City of Caves

On June 1, 2010, Yida (Fujian) Tourism Group Ltd., our wholly-owned subsidiary, entered into an agreement with Jiangxi Province People’s Government of Fenyi County in Xinyu city, Jiangxi Province, to develop a brand new tourism project to be named "The City of Caves", based on the largest and most characteristic karst land underground caverns in China, for a management period of forty (40) years commencing from 2010.

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

Under the contractual arrangements, Fujian Yida shall pay to the Fenyi County government the “use fees” of scenic resources. The “use fees” are payable as follows: during the first five years of operations we will not be required to pay anything to the Fenyi County government, during the second five years of operations we will be required to pay 5% of gross ticket sales per year to the Fenyi County government and for all years thereafter we will pay 8% of gross ticket sales per year to the Fenyi County government.

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

The price of the tickets for our scenic spots is approved by the Office of Price Administration. We believe that we are in all material respects in compliance with all PRC Pricing Laws.

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

The price of the tickets for our Scenic Spots is approved by The Office of Price Administration. The Company conducts its business in compliance in all material respects with all applicable laws regarding scenic spots in material respects.
.
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

According to Article 2 of Laws of the PRC on Foreign-Funded Enterprises (the “WFOE Law”), “foreign-funded enterprises” refers to those enterprises established in China by foreign investors, exclusively with their own capital, in accordance with relevant Chinese laws and such term does not include branches set up in China by foreign enterprises and other foreign economic organizations. Such enterprise, exclusively with capital of foreign investors, commonly is named as “Wholly Foreign-owned Enterprise, that is, “WFOE.” In addition, according to Article 8 of WFOE Law, an enterprise with foreign capital which meets the conditions for being considered a legal person under Chinese law shall be recognized as a Chinese legal person in accordance with the law. WFOE, therefore, is a Chinese legal person, rather than a foreign investor, as long as it meets the conditions for Chinese legal person. Yida (Fujian) Tourism Group is a limited liability company, a type of Chinese legal person, according to its business license. Fuyu is currently owned by a Chinese legal person. It is therefore not qualified as a WFOE which is subject to WFOE Law. In addition, the business license of Fuyu shows that the type of enterprise is a limited liability company wholly owned by a legal person of wholly foreign owned enterprise, rather than owned by a legal person in Taiwan, Hong Kong or Macao or overseas as indicated in the business license of Yida (Fujian) Tourism Group.

Fuyu is neither a sino-foreign advertising JV nor an advertising WFOE.

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

All the advertisement that is arranged by the Company is and has been reviewed and approved by the head of FETV in order to broadcast on FETV.  This policy has been in effect prior to the implementation of these new Broadcasting Measures. FETV will refuse to broadcast if the advertisements are not complied with the Broadcasting Measure.

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

Our business and our revenue depend on the operation of our tourist destinations, which in turn depends on our ability to acquire and continue to use land the land from the PRC government whether by lease or by land use right. Except for the land-use rights that we have obtained from Yongtai County Municipal Bureau of Land and Resources, we have not yet entered into any definitive contracts with any other local governments for land-use rights. We currently have 3 tourist destinations: (i) Great Golden Lake; (ii) Yunging, Tulou and City of Caves; and (iii) Zhangshu and Bengbu. With the exception of the Yunding Park, we have not yet entered into contracts with local governments for the land-use rights for the property where each tourist destination is located. With respect to the Yunding Park, our land use rights include 130,513 square meter for scenic views, hotels and restaurant and entertainment. The term is for 40 years beginning on August 9, 2010 and ending on August 9, 2050 for a total payment of 12,805,000RMB ($2,033,000USD). A copy of the State-Owned Land Use Rights Agreement is attached hereto as Exhibit 10.26. With respect to the other properties, we have the lease rights to manage and operate on the land, however, we do not have the land-use rights. It is not required to obtain the land-use rights in order to operate on the land. We do expect, however, to file and obtain the land-use rights for all of our properties.

Pursuant to PRC laws, the assignment of land-use rights is the responsibility of local government. The size, location, purpose of usage, term and other conditions under assignment of land use right shall be planned by local land administration departments in conjunction with a number of governmental administrative departments such as urban planning, construction and the housing administration. In addition, such plan shall be submitted to the proper authorities for approval according to authorizations granted and stipulated by PRC State Council. After that, the local land administration departments may implement the arrangements for the assignment of land use right. If, however, at any time the local governments seek to terminate our land-use rights, we may be unable to operate our tourist destinations and will be forced to close down our attractions.

The maximum term of land use right usually  is decided by its purpose of usage, e.g. 70 years term of land for residence , 50 years term of land for industrial use,  40 years term of land for commerce, tourism and recreation, 50 years term of land for comprehensive purpose.  Such term commonly will be decided by the government.

The process for obtaining the land-use right is lengthy and we have not completed it for any of the locations that we operate except for the land use rights that we obtained from Yongtai County Municipal Bureau of Land and Resources.  Our agreements with the local PRC governments who have not yet granted us land-use rights does not set forth all details for assignment of land use right and most of the lands are subject to governmental internal procedure.

Although we believe that the local PRC government will not terminate our right to manage the land before we are able to obtain land-use agreements with each property, we cannot assure you that the local government will continue to honor the understandings that we have with each local PRC government. We are not able to own land in the PRC, we can only lease it from the PRC government. At the end of any land-use rights agreements with local PRC governments, the land will return to the government and we will not receive any reimbursement or reward.

If we are unsuccessful in obtaining land-use rights for each property, it is possible that the local PRC government may require us to leave the property and we would lose all rights to the construction, buildings and improvements we have made on the land. However, not having land-use rights does not prohibit us from operating our tourism destinations at those locations. We can still obtain the right to manage and operate on the land.

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

Fujian Yida Travel Service Co., Ltd. was formed on June 24, 2011 and there was a capital contribution made of 10 million RMB (approximately $1,570,000) which is 100% of its registered capital.   No portion of this capital contribution was used to fund its statutory reserve fund because there is no need for Fujian Yida Travel Service Co., Ltd. to allocate any statutory reserve fund until it realizes a profit.

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
●
The Yang-sheng Paradise project is located approximately two (2) kilometers from Zhangshu’s downtown, and within one hour travel from the adjacent airport of Nanchang, the capital city of Jiangxi Province. The Jiangxi Province Zhangshu City Yang-sheng Tourism Development Project Investment Agreement refers to our ability to obtain land use rights for approximately 3,000 mu through a public listing transaction which means that the local government will submit our land use proposal along with our plan and project to the Department of Land Reserve for a public listing with China Yida as the only participant. Upon approval, we will be able to obtain the land-use rights. The remaining 3,000 mu that is not subject to this land-use right will be leased from the local government which will give us management rights of the land.

●
Ming Dynasty Entertainment World is located in Bengbu, Anhui Province. Pursuant to the Anhui Province Bengbu City Emperor Ming Taizu Cultural and Ecological Resort and Tourism Project Investment Agreement, they refer to a State-owned Land Use Rights Agreement. However, this agreement has not been finalized and executed by the parties. Therefore, we have not obtained land-use rights from Bengbu, Anhui Province. We do not, however, have to obtain the land-use rights in order to begin construction and managing the site.

●	The Great Golden Lake is located in Taining, surrounding Sanming and Nanping of Fujian Province and Nanchang of Jiangxi Province .
●	Hua’an Tulou is approximately one hour and half drive away from Xiamen City, Fujian Province.
●	Yunding Park is approximately thirty (30) km from Fuzhou, the capital city of Fujian Province.

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, Ming Dynasty Entertainment World and City of Caves destinations. By the end of year 2010, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park.  We are still in administrative processes with local government branches to obtain land use rights for our tourist destinations. We expect to be able to obtain all the rights on the 790 acres within three years. The cost of the land will vary depending on the location but we expect to cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre.  The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by classifying the land as for industrial use or commercial use, when possible. However, it is uncertain as to how the PRC government will classify the land.

It is anticipated that we will have the land use rights for the tourism property for forty (40) years from the date of acquisition. Even though the application has been submitted to the local government and land authority, the processing time is uncertain. We will provide disclosure once we have officially obtained the land use rights from the local government authorities.

We do not need to obtain the land use rights to manage the Golden Lake and Tulou, Yunding Park. As to Yang-Sheng Paradise and the City of Caves, we started the road construction toward the tourist sites, but have not started the site construction. As to Ming Dynasty, we only finished the design and plan of the site and have not started the site construction. We do not need to obtain the land use rights to Yang-Sheng Paradise, the City of Caves or the Ming Dynasty before we can proceed with our site construction. We anticipate our grand opening for these destinations will occur at the end of 2012 but we do not anticipate that we will have the land-use rights at that time.

We do not need to obtain the land-use rights for the relevant properties to manage the Golden Lake and Tulou, Yunding Park locations because the local PRC governments allow us to operate and manage the property without having the land-use rights. We expect to apply for the land-use rights but at the present time only have management rights of the properties .

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

We expect that our tourism business will be the primary source of our revenue over the next few years. Advertising business has been our primary source of revenue for the last two year because the tourism business has experienced the serious flooding and weather and the ads restriction was not executed by the local government. The revenue from advertising will decrease because of the new restriction on the advertisement and we expect that the revenue from tourism will increase. However, any increase in revenue will depend on the recovery of Great Golden Lake and the progress we make in our other tourist destinations. This expectation is also based on our new projects and construction of tourism destinations. Last year we experienced a significant flood at the Great Golden Lake which resulted in a sharp decrease of revenue because we had to close the park. It has taken a considerable amount of time for the natural beauty to be restored after the flood but we believe that the Great Golden Lake has started to recover and visitors will return to the park. Flooding does not occur on a regular basis either at the Great Golden Lake or in the province and we do not expect to see additional floods or other natural disasters affect our operations in the future. In 2012, at Great Golden Lake and at Hua’an Tulou, we do not anticipate much new construction as we are maintaining our existing operations and restoring what is already built and in operation. We do not expect any construction or restoration to affect our operations.  Our advertising and tourism businesses are not seasonal. We have visitors to our parks throughout the year.

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

INDEX

Results of Operations

During the years ended December 31, 2010 and 2009, we are organized into two (2) main business segments, tourism and advertisement. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2010 and 2009:

	All amounts,	All amounts,
	other than	other than	Increase/	Increase/
	percentage, in	percentage, in	(Decrease)	(Decrease)
	U.S. dollars	U.S. dollars	U.S. Dollar ($)	Percentage (%)
	For the year	For the year	For the year	For the year
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Net revenue
Advertisement	37,902,286	31,519,267	6,383,019	20.25
Tourism	16,623,761	19,709,684	(3,085,923)	-15.66
	54,526,047	51,228,951	3,297,096	6.44

Cost of revenue
Advertisement	8,096,232	6,541,382	1,554,850	23.77
Tourism	4,206,057	4,038,708	167,349	4.14
	12,302,289	10,580,090	1,722,199	16.28

Gross profit	42,223,758	40,648,861	1,574,897	3.87

Selling expenses	3,741,285	3,108,413	632,872	20.36
General and administrative expenses	3,883,009	3,145,192	737,817	23.46
Loss on construction in progress	403,057	-	403,057	100.00
Operating income	34,196,407	34,395,256	(198,849)	-0.58
Other income (expense)	(9,399)	115	(9,514)	-8,273.04
Interest income	91,866	28,344	63,522	224.11
Interest expenses	(41,654)	-	(41,654)	-100.00
Income tax expenses	8,990,470	8,930,414	60,056	0.67
Net income	25,246,750	25,493,301	(246,551)	-0.97
Net loss attributable to non-controlling interest	25,751	-	25,751	100.00
Net income	25,272,501	25,493,301	(220,880)	-0.87

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

Please note that there are no anticipated expenditures for the Ming Dynasty project identified in the above table because as of December 31, 2010, there were no construction projects or project designs at that time.

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

k. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $139,676 and $86,369 for the years ended December 31, 2010 and 2009 respectively. Other than the above, neither the Company nor its subsidiary provide s any other post-retirement or post-employment benefits.

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

Executive Officers	Position/Title	Age
Minhua Chen	Chief Executive Officer and President	54
Yanling Fan	Chief Operating Officer	38
George Wung (1)	Chief Financial Officer	36
Wei Zhang (1)	Vice President of Investor Relations	31
Yongxin Lin	Financial Controller	40

(1) On November 5, 2011, Mr. George Wung and Mr. Wei Zhang resigned as as the Chief Financial Officer and Vice President of Investor Relations, respectively, effective as of December 31, 2011. On January 6, 2012, the Company appointed Yongxin Lin as our interim Chief Financial Officer.

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

Wei Zhang

Mr. Zhang has served as our Vice President of Investor Relations since January 2009. He is knowledgeable about Chinese accounting principals and financial market regulations in China as well as US GAAP. Before he joined us, from June 2005 until January 2008, he has been the Senior Vice President of Etech Securities Inc. As the Senior Vice President, he led an execution team for two clients in connection with private placements and acquisitions. Before that, Mr. Zhang was the Project Manager of Etech Securities Inc. and he advised four clients in connection with equity financing transactions. He was also the Assistant CEO of Fujian Jingxie Real Estate Development Co. Mr. Zhang received his Bachelor of Art degree in Economics from University of California in 2004.

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

Our independent director Michael Marks holds vested stock options to purchase a total 60,000 shares of common stock. Options to purchase 15,000 shares of the Company’s common stock vested on December 10, 2009 and became exercisable at $14.84 per share, which will expire on December 10, 2019. Options to purchase 15,000 shares of the Company’s common stock vested on June 10, 2010 and became exercisable at $13.67 per share, which will expire on June 10, 2020.  On March 17, 2011, Mr. Marks was also issued options to purchase 30,000 shares of the Company’s common stock of which 15,000 vested immediately, have an exercise price of $7.96 which will expire on March 17, 2021 and the other 15,000 vest on June 6, 2011, have an exercise price equal to the Fair Market Value of the Common Stock on that date and will expire on June 10, 2021.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than described below, to the best of our knowledge, there were no other related transactions with related persons in the fiscal year ended December 31, 2010:

Rental Expense

The Company incurred rental expenses of $96,500 and $55,951 for the years ended December 31, 2010 and 2009, respectively and which included $8,851 and $8,771, respectively, paid to Xin Hengji Holding Company Limited, a related party. Xin Hengji Holding Company Limited is the 100% controlling shareholder of Fujian Xin Hengji Advertising Co., Ltd. Our chairman and Chief Executive Officer, Mr. Chen Minhua, is the controlling shareholder of Xin Hengji Holding Company Limited.

INDEX

Television Contract

There was a contract in force for the period of August 1, 2003 to July 31, 2010 between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China, (“FETV”) that provided for prepaid airtime to be purchased and utilized by the related party in return for payment of RMB 5,000,000 ($792,000) and purchase of suitable programming for the station in the amount of an additional RMB 5,000,000 ($792,000) (Educational Programming). XHJ is 80% owned by Chairman Minhua Chen and the other 20% of XHJ is owned by his mother.  A copy of the agreement between XHJ and FETV and the assignment agreement between XHJ and Fuzhou Fuyu are attached hereto as Exhibits 10.30 and 10.31, respectively.

XHJ assigned the rights of the above contract to the Company to manage the commercial air time of the TV station. Under the terms of the assignment, XHJ was responsible for paying RMB 5,000,000 ($792,000) to purchase the TV programs and is entitled to any revenue generated other than the commercial revenue. Any commercial revenue is the revenue generated from the sale of air time. The Company is responsible for paying for the air time in an amount equal to RMB 5,000,000 ($792,000), provided, however, if the Company purchased the TV programs and paid RMB 5,000,000 ($792,000) for the purchase of the TV programs, then the Company did not have to pay RMB 5,000,000 ($792,000) for the purchase of the air time. The amount paid over the air time of RMB 5,000,000 ($792,000) by the Company was the Company’s advertising costs incurred and charged as cost of sales against specific airtime segments and this will not be reimbursed by XHJ.  The above agreement expired on July 31, 2010 and was not renewed . Accordingly, after July 31, 2010, XHJ is no longer making payments to FETV . XHJ was originally a party to this agreement because at the time it was executed, August 1, 2003, China Yida and its subsidiaries were not incorporated or operating. However, after it was assigned to the Company, Fuzhou Fuyu Advertising Co., Ltd. conducted the advertising and other media activities. These activities were within the business scope of Fuyu’s business license.

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

The revenue from FETV media business in 2010 was about RMB 195,765,000 ($31,000,000 USD) and the cost associated with purchasing the programs was RMB 5 million ($792,000 USD). There is no need to pay the contract fees to XHJ. China Yida pays RMB 5 million ($792,000 USD) to the FETV each year. XHJ no longer pays any amounts to FETV and has no income from the FETV business. XHJ, however, does generate other income from other businesses, unrelated to the listed company, including news broadcasts, education program broadcasting and English TV lectures.

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

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (11)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (11)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (11)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (11)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (11)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (11)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (11)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC . (11)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765 . (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (11)
10.27	Cooperative agreement between us and Anhui Xingguang
10.28	Lease Transfer Agreement with Xingguang
10.29	Lease Agreement for Great Golden Lake
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu
14.1	Code of Ethics (6)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	2008 Development Report of Chinese Radio and Television (4)

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	P reviously filed as Exhibits to Form 10-K/A filed on February 3, 2012 .

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 27 , 2012	By:	/s/Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Minhua Chen	Chief Executive Officer (Principal Executive	March 27, 2012
Minhua Chen	Officer), President and Director

/s/ Yongxi Lin	Chief Financial Officer	March 27, 2012
Yongxi Lin	(Principal Financial Officer; Principal
Accounting Officer)

/s/Yanling Fan	Chief Operating Officer and Director	March 27, 2012
Yanling Fan

/s/Michael Marks	Director	March 27, 2012
Michael Marks

/s/Fucai Huang	Director	March 27, 2012
Fucai Huang

/s/Chunyu Yin	Director	March 27, 2012
Chunyu Yin