Form 10-Q/A
period 2011-09-30
CHINA YIDA HOLDING, CO.
filed 2012-03-27
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

Amendment No. 1 to FORM 10-Q
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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarter Report on Form 10-Q of China Yida Holding, Co. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the period ended September 30, 2011 as filed with the Securities and Exchange Commission (“SEC”) on November 7, 2011 (the “Original Form 10-Q”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letters from the staff of the SEC dated December 9, 2011 and February 17, 2012 (the “SEC Comment Letters”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the Original Form 10-Q. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after November 7, 2011, the filing date of the Original Form 10-Q.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q/A. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Advertisement
Advertisement revenue decreased by approximately $1.41 million or approximately 14% from approximately $9.73 million to approximately $8.32 million. This decrease was primarily due to the instability of the railway media broadcast revenue as compared with the same period of 2010. Instability means that the program is broadcasting manually by the train attendant, we cannot monitor how he/she broadcasts the tape, or whether he/she has inserted the program tape or not. We also generated revenue from the “Journey through China on the Train” program which is the railway media broadcasting growing significantly during the year ended December 31, 2010.  In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. The infomercial programs will be broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P. R. China and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling product placement advertisements. At the end of 2010, “Journey through China on the Train” was shown on approximately 136 railroad lines.

We also entered into an agreement with a third party on February 29, 2008 and obtained a five-year advertising right for 30 outside advertising boards in Fuzhou City for purchase consideration of RMB45,000,000. The agreement had a five-year term. However, due to the expansion of the highways in Fuzhou City, the advertising boards needed to be demolished.  On August 31, 2011, we entered into an agreement with the original third party supplier to have early termination of the term of the advertising right due to the expansion of the highways by government. We no longer do billboard advertising business after August 31, 2011.

We generated approximately $7.18 million from the operation of FETV, $0.61 million from the outdoor billboard advertisement business and $0.53 million from the “Journey through China on the Train” program.

Tourism
Tourism revenue increased by approximately $1.59 million or approximately 122%, from approximately $1.30 million to approximately $2.89 million, including $1.89 million from the Great Golden Lake resort, $0.31 million from Yunding Park and $0.68 million from Hua’an Tulou. The primary sources of the revenues are entrance fees, tour shuttle bus fees and restaurants. The increase was primarily due to an increase in the number of tourists visiting the Great Golden Lake Resort in the third quarter of 2011. The effect of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010 reduced the number of tourists visiting which was recovered in the third quarter of 2011 and combined with additional tourists visiting the Great Golden Lake Resort than ever before.

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

Advertisement
Advertisement revenue decreased by approximately $1.15 million or approximately 4% from approximately $27.83 million to approximately $26.68 million. The decrease was primarily due to the instability of revenue generated from railway media broadcasts, as compared with the same period in 2010. Instability means that the program is broadcasting manually by the train attendant, we cannot monitor how he/she broadcasts the tape, or whether he/she has inserted the program tape or not. We generated revenue from the “Journey through China on the Train” program which is the railway media broadcasting growing significantly during the year ended December 31, 2010.  In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. The infomercial programs will be broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P. R. China and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling product placement advertisements. At the end of 2010, “Journey through China on the Train” was shown on approximately 136 railroad lines.

We also entered into an agreement with a third party on February 29, 2008 and obtained a five-year advertising right for 30 outside advertising boards in Fuzhou City for purchase consideration of RMB45,000,000. The agreement had a five-year term. However, due to the expansion of the highways in Fuzhou City, the advertising boards needed to be demolished.  On August 31, 2011, we entered into an agreement with the original third party supplier to have early termination of the term of the advertising right due to the expansion of the highways by government. We no longer do billboard advertising business after August 31, 2011.

We generated approximately $21.15 million from the operation of FETV, $2.4 million from the outdoor billboard advertisement business and $3.12 million from the “Journey through China on the Train” program.

Tourism
Tourism revenue decreased by approximately $7.08 million or approximately 49%, from approximately $14.38 million to approximately $7.30 million, including $3,89 million from the Great Golden Lake resort, $0.91 million from Yunding Park and $2.5 million from Hua’an Tulou. The primary sources of the revenues are entrance fees, tour shuttle bus fees and restaurants. The decrease was primarily due to a reduction in the number of tourists visiting the Great Golden Lake Resort. The number of tourists decreased as a direct result of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010. The effects of the flooding have started to recover during the third quarter of 2011.

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

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (11)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (11)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (11)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (11)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (11)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (11)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (11)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (11)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (11)
10.27	Cooperative agreement between us and Anhui Xingguang (12)
10.28	Lease Transfer Agreement with Xingguang (12)
10.29	Lease Agreement for Great Golden Lake (12)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (12)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (12)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	2008 Development Report of Chinese Radio and Television (4)
101.INS	XBRL Instance Document (13)
101.SCH	XBRL Taxonomy Extension Schema Document (13)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (13)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (13)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (13)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (13)

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K/A filed on March 27, 2012.
(13)	Previously filed and incorporated herein by reference to the Form 10-Q filed on November 7, 2011.

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 27, 2012	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: March 27, 2012	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)