Form 10-K
period 2011-12-31
CHINA YIDA HOLDING, CO.
filed 2012-03-29
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes ☐                                        No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on NASDAQ Capital Market exchange on such date was $24,317,260.

The number of shares outstanding of the registrant’s common stock as of March 28, 2012 was 19,551,785 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders which the registrant plans to file with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011
Part III

INDEX

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

ITEM 1. BUSINESS.

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

In 2011, we have been start to construct and develop Yunding Park’s second phase of construction and new tourism projects, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, The construction was in line with our schedule. We expect that we will complete the first phase construction of these new projects and open them to the public by the end of 2012. To better market our tourism destinations, we established our new subsidiary, Fujian Yida Travel Service Co., Ltd. in June 2011.

Our Corporate History and Structure

China Yida Holding Co. was organized as a Delaware Corporation in June 4, 1999, formerly known as Apta Holdings, Inc. (“Apta”).  Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd (“Hong Kong Yi Tat”), a company incorporated under the laws of Hong Kong.  Immediately prior to the Merger (defined below), Mr. Minhua Chen and his wife, Ms. Yanling Fan, were the majority shareholders of Keenway Limited.

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Minhua Chen, Yanling Fan, Xinchen Zhang, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 90,903,246 newly issued shares of our common stock and 3,641,796 shares of our common stock which were transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

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

Fujian Jintai Tourism has one wholly owned subsidiary, Fuzhou Hongda Commercial Services Co., Ltd, (“Hongda”).  Hongda currently does not have any operations.  On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yida, pursuant to which Fujian Yida acquired 100% of the issued and outstanding shares of Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) from Hongda at the aggregate purchase price of RMB 3,000,000 ($473,000 USD).  As a result, Fujian Yida became the 100% holding company of Fuyu.  Fuyu is engaged in the mass media segment of our business.  Its primary business is focused on advertising, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. Hongda was deregistered on December 2, 2012.

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

On March 16, 2010, Fujian Yida formed a wholly-owned subsidiary, Yongtai Yunding Resort Management Co., Ltd. (“Yunding Resort Management”) with its official address at No. 68 Xianfu Road, Zhangcheng Town, Yongtai County, China.  Yunding Resort Management has currently no material business operations.  Yunding Park was open on September 28, 2010. We plan to develop Yunding Resort Management into a business entity primarily focusing on the management services of Yunding Park when the second phase development of Yunding Park is completed.

On April 12, 2010, our operating subsidiary Fujian Yida, which was called “Fujian Yunding Tourism Industrial Co., Ltd.,” changed its name to “Yida (Fujian) Tourism Group Limited”.  This was to reflect its new role of expanding our business in operations of domestic tourism destinations in China by acquiring new tourism destinations.

On April 15, 2010, Fujian Yida entered into agreement with Anhui Xingguang Group to set up a joint venture – Anhui Yida Tourism Development Co. Ltd. (“Anhui Yida”) by investing 60% of the equity interest.  Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida.  The primary business of Anhui Yida focuses on developing the Ming Dynasty Entertainment World.

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

On June 24, 2011, Fujian Yida formed a wholly owned subsidiary, Fujian Yida Travel Service Co., Ltd. (“Yida Travel”). The total paid-in capital of Yida Travel was $1,546,670 (RMB10 million).  Its primary business is to conduct domestic and international traveling services in China, including operating the direct sales of travel services for our current tourist destinations at the Great Golden Lake, Yunding Recreational Park, and Hua’An Tulou Cluster, and our three tourist destinations currently under construction, Ming Dynasty Entertainment World, China Yang-sheng (Nourishing Life) Paradise, and the City of Caves.

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

The shareholders of Fujian Jiaoguang are also our principal shareholders, Chairman Minhua Chen and Yanling Fan.

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

FETV is broadcasting 24 hours per day. The maximum advertising minutes is about 20% of daily broadcasting hours. We do not devote any advertising minutes to our own tourist attractions and only introduce our tourist attractions within the TV program. For the last 2 fiscal years, there has been a total of 1,752 hours of available advertising on FETV. In 2009, we sold an aggregate of 770 hours of advertising, or approximately 44% of the total advertising time available. In 2010, we sold an aggregate of 790 hours of advertising, or approximately 45% of the total advertising time available. In 2009, 2010 and 2011, the maximum amount of advertisements on FETV is about 4.8 hours per day.

We do not have any advertising customers, including advertising agencies, which account for more than 10% of our revenues.

Railway Media

In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. The infomercial programs will be broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P. R. China and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling product placement advertisements. At the end of 2011, “Journey through China on the Train” was shown on approximately 108 railroad lines.

INDEX

Tourism

The Great Golden Lake

The Great Golden Lake is located in Taining County, surrounding Sanming, Nanping of Fujian Province and Nanchang of Jiangxi Province. This tourist attraction covers more than approximately 230 square kilometers, including five main scenic areas: (1) the Golden Lake; (2) Shangqing River; (3) Zhuangyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.

We charge our visitors to visit our parks and to experience the natural amusements located at the Great Golden Lake. The following is a list of the typical fees we charge our visitors: (i) entrance to the Great Golden Lake is $12.50 per person (RMB 80); (ii) Shangqing River is $15 per person (RMB 95); (iii) Zhuangyuan Rock is $6.25 per person (RMB 40); (iv) Luohan Mountain is $6.25 per person (RMB 40); Dadi Tulou cluster is $14.07 per person (RMB 90); Shangping Tulou cluster is $9.38 per person (RMB 60); and Yunding Park is $18.76 per person (RMB 120). We offer a group discount of between 20 to 60% depending on the group size and time of year/week visiting the park. In 2011, we had approximately 312,000 visitors to the Great Golden Lake, as compared to 470,000 visitors in 2010.

In 2001, our subsidiary, Fujian Jintai Tourism Developments Co., Ltd., entered into a tourism management revenue sharing agreement with Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee, to operate and to manage the Great Golden Lake destination from 2001 through 2032. We initially invested approximately 190,000,000 RMB ($30 million USD) to improve the infrastructure, and through a well-designed marketing campaign, we have succeeded in increasing the number of the visitors from approximately 30,000 in 2001 to approximately 470,000 in 2010. Currently most visitors to the Great Golden Lake are from Fujian, Shanghai, Guangdong and Jiangxi. With easier transportation and increased marketing, we expect that the Great Golden Lake should be able to attract more visitors from other provinces of China and even foreign countries. Our revenue from the operations of the Great Golden Lake is generated from entrance ticket fees. The Great Golden Lake as recognized as the Global Geopark and part of China Danxia – the World Natural Heritage Site grant by UNESCO in 2005 and 2010, respectively.

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

Yunding Park

On November 27, 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtain government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. As of December 31, 2011, we have invested approximately $73 million to build the tourism, transportation and entertainment facilities. We generate revenue from entrance fees, cable cars and other entertainment activities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida is currently responsible for the development and operations of Yuding Park. We are still in construction of the second phase of Yunding Park. Once the second phase development is completed, Yunding Resort Management will be responsible for the management services of Yunding Park

Under the contractual arrangements with respect to Yunding Park, Hong Kong Yi Tat is entitled to: (1) the ticket sales revenue, provided, that, we are required to pay a total of 5 million RMB ($790,000 USD) to the Yongtai County People’s Government over the course of the first 10 years of the Agreement; (2) the earnings excluding 5% of the actual ticket sales during that time in the second ten years; (3) the earnings excluding 6% of the actual ticket sales during that time in the third ten years and (4) the earnings excluding 7% of the actual ticket sales during that time in the fourth ten years.

Yunding Park opened to the public on September 28, 2010. From that date until the end of 2010, we had total gross ticket sales of 1,760,000 RMB ($260,000 USD). In 2011, we had total gross ticket sales of 3,360,000 RMB ($520,000 USD).

In 2009, Yunding Park did not have any visitors because it was not opened. Yunding Park opened on September 28, 2010 and had 25,000 visitors from opening until the end of 2010. In 2011, we had 54,000 visitors to Yunding Park.

Hua’an Tulou Cluster (“Earth Buildings” or the “Tulou”)

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

Our ticket prices are subject to the approval of the local PRC government. According to the PRC Pricing Law, the scope and level of the government-set and guided prices shall properly be adjusted in light of the national economy.  The Company may file an application with the government to request a price change to our ticket prices. However, the government will use its discretion to decide whether or not to adjust the ticket price and will use their discretion to determine the adequate price for the tickets to our park. Additionally, even if we do not apply for a price adjustment, the local PRC government may adjust the price based on consumer or business operations or the national economy

In 2010, Hua’an Tulou Cluster had 235,000 visitors and gross ticket sales of 26,680,000 RMB ($3,935,800 USD) and we paid the Hua’an County government 3,625,000 RMB ($534,900 USD). In 2011, Hua’an Tulou Cluster had 203,000 visitors and gross ticket sales of 15,700,000 RMB ($2,429,000 USD) and we paid the Hua’an County government 2,160,000 RMB ($334,600 USD).

Ming Dynasty Entertainment World

On April 15, 2010, Yida (Fujian) Tourism Group Ltd. jointly with Anhui Xingguang Investment Group Ltd., a privately held company engaged in real estate and commercial development in Anhui province, entered into an Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement (the “Agreement”) with Anhui Province Bengbu Municipal Government, pursuant to which we and Anhui Xingguang formed a limited liability company, with a total registered capital of RMB 100 million (approximately $14.6 million) to engage in construction and development of a new tourism destination -- Ming Dynasty Entertainment World in Bengbu City, Anhui Province.

The Ming Dynasty Entertainment World will be built on approximately 5,000 mu of land (approximately 824 acres, 1 acre = 6.07 mu, the “Project Land”), and is planned to include recreational developments of Royal Hot Spring World, Royal Tour Town, Filial Piety Temple and Royal Hunting Garden.

INDEX

Bengbu, located in the rich and populous Changjiang River Delta, is believed to be one of the most important transportation hubs in China given its proximity to the existing Beijing-Shanghai railway and Huai River. The Company expects Bengbu to become very accessible to a population of over 200 million within the 3-hour economic circle. The first emperor of the Ming Dynasty, Majesty Yuanzhang Zhu, was born in region of Bengbu in 1328. This city has a rich history, with several historical sites related to the Ming Dynasty, including the tomb of Majesty Yuanzhang Zhu's parents. The Ming Dynasty Entertainment World plans to include Royal Hot Spring World (a resort hotel), Royal Tour Town, Filial Piety Temple and Royal Hunting Garden.  The destination will reproduce the royal life of the Ming Dynasty at its height of power and splendor. Management's vision is for visitors to experience the recreational activities of the ancient royal families. The Filial Piety Temple will commemorate his Majesty Yuanzhang Zhu, who embraced the Confucian ideal of filial piety, for respect for parents and ancestors throughout his life and introduced several related laws and policies. This temple, which could be as splendid as the Temple of Heaven in Beijing, is expected to serve as an important educational base and contribute other social and economic benefits.

On April 20, 2010, a new project company, Anhui Yida Tourism Development Co., Ltd. (hereinafter the Project Company), was established with a total registered capital of RMB100 million (approximately $14.6 million USD). The Project Company has been formed by China Yida and Anhui Xingguang as a joint project with China Yida owning 60% and Anhui Xingguang owning 40%. The business scope of Anhui Yida Tourism Development Co., Ltd. is tourism destination, project development, parking services, photo services and real estate management services. A copy of our cooperative agreement between us and Anhui Xingguang is attached hereto as Exhibit 10.27. China Yida is required to contribute approximately RMB60 million (approximately $8.78 million) to retain 60% equity of the Project Company, and Anhui Xingguang is required to contribute approximately RMB40 million (approximately $5.8 million) to retain 40% equity of the Project Company. Anhui Xingguang is a reputable private company with businesses in the real estate and commercial sectors locally. This Project Company is expected to combine the expertise in real estate development, tourism and commerce from both shareholders. China Yida will be responsible for the planning and operation of the Ming Dynasty Entertainment World. For the first phase of construction, the Project Company is budgeting approximately RMB250 million (approximately $36.6 million), with China Yida and Anhui Xingguang contributing on a pro rata basis, and includes the purchase of the 40-year land use rights for a parcel of approximately 41.185 acres (commercial land use, "Commercial Land") and another parcel of approximately 82.37 acres (industrial land use, "Industrial Land") as well as the construction of the Royal Hot Spring World. Management expects to open the first phase of the Ming Dynasty Entertainment World to visitors by the end of 2012. Pursuant to the terms of a lease transfer agreement, the Project Company will be allowed to lease a larger piece of land with approximately 4,500 Mu (approximately 740 acres, ecological land use, "Ecological Land") for approximately RMB350,000 (approximately $51,300) per annum from the local residents. A copy of the lease transfer agreement is attached hereto as Exhibit 10.28. This lease transfer agreement is only for the management rights of the property and, therefore, we would not be required to obtain land-use rights from the local PRC government.

As of December 31, 2011, China Yida and Anhui Xingguang have contributed a total of RMB 100 million ($15,800,000 USD) to the Project Company. Of the RMB 100 million ($15,800,000 USD) that has been contributed, we have contributed RMB 60 million ($9,500,000 USD) and Anhui Xingguang has contributed RMB 40 million ($6,300,000 USD). Anhui Xingguang is responsible for 40% of profits and losses while China Yida is responsible for 60% of profits and losses. We have not started the first phase of site construction. We will receive 60% of the revenue generated from this project.

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

Ming Dynasty did not have any visitors in 2011 because this site has not officially opened to the public.

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

Yang-Sheng did not have any visitors in 2011 because this site has not officially opened to the public and does not expect to open until the end of 2012.

The City of Caves

On June 1, 2010, Yida (Fujian) Tourism Group Ltd., our wholly-owned subsidiary, entered into an agreement with Jiangxi Province People’s Government of Fenyi County in Xinyu city, Jiangxi Province, to develop a brand new tourism project to be named “The City of Caves”, based on the largest and most characteristic karst land underground caverns in China, for a management period of forty (40) years commencing from 2010.

INDEX

The first phase, mainly composed of Altair Cave and Vega Cave, is scheduled to start trial operation at the end of 2012. The second phase will include the Hanmao Cave Cluster and the third phase will include the tourism resources of Dagang Mountain. Investment budget for each phase will be RMB100 million ($14.7 million), with a total budget of RMB300 million ($44.1 million). The City of Caves will attract tourists who are visiting the several nearby world-class tourism destinations, including Sanqing Mountain, Longhu Mountain, Jinggang Mountain, and Lu Mountain, all of which are famous and popular attractions in China. In addition, the Project is approximately a one-hour drive from China Yida's Yang-sheng Paradise, which means the Company can integrate the resources of the two projects and launch a very cost-effective and powerful integrated marketing campaign. The Project will be designed to provide comprehensive cultural background and will feature a high level of interaction between natural views and entertainment experiences, as compared to simple sightseeing of peer caves. We formed a limited liability company and committed RMB 60 million (approximately $9 million) of capital investment.  As of December 31, 2011, a total of RMB 60 million (approximately $9 million USD) was contributed to the company.

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

The City of Caves did not have any visitors in 2011 because this site has not officially opened to the public and does not expect to open until the end of 2012.

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

Promotion through media coverage: we attract a lot of our advertising clients through our media coverage.  Our FETV channels reach an approximate coverage rate of 92% in Fujian Province which covers approximately 36 million people.

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

PRC Pricing Law

The PRC Pricing Law was adopted by the Standing Committee of National People's Congress on December 29, 1997 and effective on May 1, 1998. PRC Pricing Law governs all pricing acts within the territory of the People's Republic of China, including the pricing for commodities and services. According to the Pricing Law, the government gradually adjusts the market-oriented price mechanism under macroeconomic regulation and control. The pricing shall be determined by the Law of Value. The prices of most commodities and services shall be the market-oriented and prices of an extremely small number of commodities and services shall be the government-guided or the government-set. According to the PRC Pricing Laws, if necessary, the government may enforce government-guided prices or government-set prices for the certain commodities and services, such as: (1) an extremely small number of commodities vital for the development of the national economy and people's life; (2) a small number of commodities the resources of which are rare or short; (3) commodities under natural monopoly management; (4) essential public utilities; and (5) essential non-profit services. PRC center and local governments publish and amend their guidelines for commodities or services with government-guided or government-set price, frequently. The price of Advertising currently is not included in governmental guideline for commodities or services effective on August 1, 2001. Certain tickets for scenic spots, however, are subject to government-guided or government-set prices.

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

Administrative Measure on Foreign Invested Advertising Enterprises

The Administrative Measure on Foreign-Invested Advertising Enterprises stipulates the procedure for the incorporation of Foreign-Invested Advertising Enterprises, including wholly foreign-owned advertising enterprise. According to above administration measure, the feasible study report shall be reviewed and approved by State Administration for Industry and Commerce and its local counterparts; and the articles of association of the company shall be reviewed and approved by Ministry of Commerce and its local counterparts. We are not subject to this PRC regulation because we do not have a foreign invested advertising enterprise. If, however, the Company incorporates a foreign-invested advertising enterprise in the future, such administration measure shall be applicable.  Fuyu, however, is neither a sino-foreign advertising JV nor an advertising WFOE.

FETV is a television station or channel provider which is in charge of the operation of television programs.  Fuyu is only providing certain services for FETV internally under contract.

Administration Rules for Foreign-invested Advertising Enterprises governs the administration of Foreign-Invested Advertising Enterprise. According to section 2 of Administration Rules for Foreign-Invested Advertising Enterprises, Foreign-Invested Advertising Enterprises only refers to sino-foreign equity joint venture advertising enterprise, sino-foreign cooperative joint venture advertising enterprise (“collectively sino-foreign advertising JV”) and wholly owned foreign advertising enterprise, i.e. advertising WFOE.  Fuyu is neither a sino-foreign advertising JV nor an advertising WFOE and it is a company owned by WFOE, Yida (Fujian) Tourism Group.

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

Employees

As of March 2012, we have a total of 476 full-time employees in our Creation Division, Management Division and Marketing Division, including 16 executive officers and senior management.

ITEM 1A. RISK FACTORS.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Our business and our revenue depend on the operation of our tourist destinations, which in turn depends on our ability to acquire and continue to use land the land from the PRC government whether by lease or by land use right. Except for the land-use rights that we have obtained from Yongtai County Municipal Bureau of Land and Resources, we have not yet entered into any definitive contracts with any other local governments for land-use rights. We currently have 3 tourist destinations: (i) Great Golden Lake; (ii) Yunging, Tulou and City of Caves; and (iii) Zhangshu and Bengbu. With the exception of the Yunding Park, we have not yet entered into contracts with local governments for the land-use rights for the property where each tourist destination is located. With respect to the Yunding Park, our land use rights include 130,513 square meters for scenic views, hotels and restaurant and entertainment. The term is for 40 years beginning on August 9, 2010 and ending on August 9, 2050 for a total payment of 12,805,000RMB (or approximately $2,033,000). A copy of the State-Owned Land Use Rights Agreement is attached hereto as Exhibit 10.26. With respect to the other properties, we have the lease rights to manage and operate on the land; however, we do not have the land-use rights. It is not required to obtain the land-use rights in order to operate on the land. We do expect, however, to file and obtain the land-use rights for all of our properties.

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

We place substantial reliance upon the efforts and abilities of our executive officers, Mr. Minhua Chen, our Chairman and Chief Executive Officer and Ms. Yanling Fan, our Vice President of Operations.  The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals. We may not be able to attract or retain qualified management on acceptable terms in the future due to the intense competition for qualified personnel in our industry and as a result, our business could be adversely affected.

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

Mr. Minhua Chen, our Chairman and Chief Executive Officer, through his common stock ownership, currently has voting power equal to approximately 28.81% of our voting securities. Ms. Yanling Fan, our Vice President of Operations and the spouse of Mr. Minhua Chen, through her common stock ownership, currently has voting power equal to approximately 28.70% of our voting securities.  Mr. Minhua Chen and Ms. Yanling Fan are married and have combined voting power in our Company equal to approximately 57.51% of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

In our experience, we expect to incur approximately $157,000 per year in additional costs to ensure compliance with all corporate governance and accounting requirements. These costs consist of: (i) internal control and U.S. GAAP reporting consulting services: $97,000 and (ii) Legal fees: $60,000.

●
IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR COMMON SHARES MAY BE ADVERSELY IMPACTED.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Our management may conclude that our internal controls over our financial reporting are not effective.  If our management concludes that our internal controls over financial reporting are not effective, it might result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of such financial statements.

On May 20, 2010, BDO Li Xin Da Hua was appointed as our independent auditors but never completed any interim review of our financial statements or issued any audit report on our financial statement disclosure, or auditing scope or procedure and subsequently resigned on August 8, 2010. The reason for BDO Li Xin Da Hua’s resignation was that they identified that the Company lacked a good system of internal controls, such as inadequate documentation for certain transactions and lacked of competent and well trained personnel to furnish U.S. GAAP based reporting documents to be filed.

We have taken the following steps to cure the lacks of internal controls:

(i)	we hired a financial expert to chair our audit committee who has 14 years experience in financial industry in the U.S. The chair of audit committee oversees the financial reporting process closely;
(ii)	our chief financial officer has strong financial background with more than 10 years experience, and he involved closely on the review function of our transactions; and
(iii)
we also hired a U.S. GAAP consulting firm to help the Company to draft the financial statements in accordance with the U.S. GAAP and SEC requirements. The consulting firm also helped us to set up our internal controls and document our internal control policy and procedures as follows:

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

Our contractual relationship with Fujian Jiaoguang Media was structured as a contractual relationship as opposed to a direct equity interest in order to comply with PRC law. We have received a PRC legal counsel attesting that this structure is in compliance with the PRC law.  However, the PRC law may be subject to change or the government may review the structure and determine that this contractual relationship is not in compliance with PRC laws and force the termination of this relationship.  Additionally, the contractual relationship between us and Fujian Jiaoguang Media does not provide us with the same operational control as a direct equity interest.  Therefore, we are subject to the risks associated with contractual rights as opposed to owning the company.  Such risks could include breach of contract or failure to honor the terms of the contract. In the event that we are not unable to maintain effective control of this entity, we would not be able to continue to consolidate our financial results. However, these risks are mitigated by the fact that the shareholders of Fujian Jiaoguang Media are Chairman Minhua Chen and Ms. Yanling Fan who are also our majority shareholders.

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

SAFE issued a public notice in October 2005, or the SAFE notice, requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose company.” PRC residents that are shareholders of offshore special purpose companies established before November 1, 2005 and where a “round trip” investment was completed were required to register with the local SAFE branch before March 31, 2006. We have determined that our PRC resident shareholders, Chairman Minhua Chen and Ms. Yanling Fan, incorporated Hong Kong Yi Tat in 2001, before SAFE Circular 75 was adopted but no “round trip” investment has occurred. Accordingly, it is our belief that Chairman Minhua Chen and Ms. Yanling Fan are not required to make the required SAFE Circular 75 registrations. However, if the PRC government determines that our PRC residents are required to register, the failure of our beneficial owners to timely amend their SAFE registrations pursuant to the SAFE notice or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in the SAFE notice may subject such beneficial owners to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute dividends to our company or otherwise adversely affect our business.

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

Under PRC laws and regulations, our subsidiaries in China, as wholly foreign-owned enterprises, are respectively required to set aside at least 10% of their accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of fund set aside reaches 50% of the registered capital of each of the entities. These reserve funds are not distributable as cash dividends. It is unclear that if and what fine or penalties that a company may be subject to as a result of noncompliance of such requirement.  As of December 31, 2011, each of our subsidiaries subject to the statutory reserve requirement has set aside 50% of its registered capital of the subsidiaries. Such statutory requirement could limit our subsidiaries and variable interest entity ability to pay dividends or make other distributions to us and could materially and adversely limit our ability to grow that could be beneficial to our business, or otherwise fund and conduct our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

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

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, Ming Dynasty Entertainment World and City of Caves destinations. By the end of year 2011, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park and 65 acres of land use rights (no ownership) for Yang-sheng Paradise.  We are still in administrative processes with local government branches to obtain land use rights for our tourist destinations. We expect to be able to obtain all the rights on the 790 acres within three years. The cost of the land will vary depending on the location but we expect to cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre.  The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by classifying the land as for industrial use or commercial use, when possible. However, it is uncertain as to how the PRC government will classify the land.

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

We do not need to obtain the land-use rights for the relevant properties to manage the Golden Lake and Tulou, Yunding Park locations because the local PRC governments allow us to operate and manage the property without having the land-use rights. We expect to apply for the land-use rights but at the present time only have management rights of the properties.

ITEM 3. LEGAL PROCEEDINGS.

Currently, we know of no material, active, pending or threatened proceeding against us, or our subsidiaries, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We have two classes of equity securities: (i) common stock, par value $.001 per share, 19,551,785 shares of which were outstanding as of December 31, 2011, and (ii) preferred stock, par value $.001 per share, of which no shares were outstanding as of December 31, 2011.

Our common stock is listed on the NASDAQ Capital Market exchange under the symbol “CNYD.” The table below sets forth the high and low sales prices for our common stock for the period indicated as reported on the NASDAQ Capital Market.

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2011	3.27	1.91
September 30, 2011	4.59	2.92
June 30, 2011	7.60	2.48
March 31, 2011	9.77	7.69

December 31, 2010	12.78	8.32
September 30, 2010	13.10	8.01
June 30, 2010	15.32	11.05
March 31, 2010	14.00	10.65

Holders

At December 31, 2011, there were approximately 260 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FIANANCIAL DATA.

Not applicable because we are a small reporting company.

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

General

We currently operate the Great Golden Lake tourist destination (Global Geo-park), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total. Our media business provides operating management service, including channel and advertisement management for the FETV since 2004 and the “Journey through China on the Train” on-board railway program (“Railway Media”). As of December 31, 2011, we, through our wholly owned subsidiaries in China, have entered into four additional cooperation agreements respectively with the local Chinese government agents, namely, (i) the Anhui Province Bengbu Municipal Government; (ii) the Jiangxi Province Zhangshu Municipal Government; (iii) the Fenyi County, Xinyu City, Jiangxi Province Government; and (iv) the Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education Television Station (“FETV”). Under these agreements, we have obtained the right to construction and development of the Ming Dynasty Entertainment World Project (“Ming Dynasty Entertainment World”) including the purchase of the forty (40) years land use rights for a parcel of approximately 250 Mu for commercial land use purpose and another parcel of approximately 82.37 acres for industry land use purpose, as well as the construction of the Royal Hot Spring World project; the right to invest in construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Nourishing Life”) (including the following projects: (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“The City of Caves”); and the five years (three year agreement with two year renewal) of exclusive management rights for the operation of the FETV channel (“FETV”).

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

We do expect our tourism business to be our primary source of revenue over the next few years. Although Ming Dynasty, Yang-Sheng Paradise and City of Caves are not yet operating, we do expect them to be opened by the end of 2012 and to start generating revenue by 2013. Also, we expect Yunding to continue to grow and for the Great Golden Lake to recover from the flooding.

Results of Operations

The Company is organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
	US Dollar ($)	US Dollar ($)	US Dollar ($)	Percentage
Net revenue
Advertisement	32,969,701	37,902,286	(4,932,585)	-13.01%
Tourism	9,240,159	16,623,761	(7,383,602)	-44.42%
Total net revenue	42,209,860	54,526,047	(12,316,187)	-22.59%

Cost of revenue
Advertisement	8,463,917	8,096,232	367,685	4.54%
Tourism	5,050,485	4,206,057	844,428	20.08%
Total cost of revenue	13,514,402	12,302,289	1,212,113	9.85%

Gross profit	28,695,458	42,223,758	(13,528,300)	-32.04%

Selling expenses	4,917,097	3,741,285	1,175,812	31.43%
General and administrative expenses	4,793,723	3,883,009	910,714	23.45%
Loss on construction in progress	-	403,057	(403,057)	-100%
Operating income	18,984,638	34,196,407	(15,211,769)	-44.48%
Other income (expense)	(101,528)	(9,399)	(92,129)	980.20%
Interest income	94,910	91,866	3,044	3.31%
Interest expenses	(257,472)	(41,654)	(215,818)	-518.12%
Income tax expenses	6,770,841	8,990,470	(2,219,629)	-24.68%
Net income	11,949,707	25,246,750	(13,297,043)	-52.66%
Net loss attributable to non-controlling interest	195,823	25,751	170,072	660.45%
Net income attributable to China Yida	12,145,530	25,272,501	(13,126,971)	-51.94%

Net Revenue:

Net revenue decreased by approximately $12.32 million or approximately 22.6%, from approximately $54.53 million for the year ended December 31, 2010 to approximately $42.21 million for the year ended December 31, 2011.

Advertisement
Advertisement revenue decreased by approximately $4.93 million or approximately 13% from approximately $37.90 million to approximately $32.97 million. This decrease was primarily due to the instability of the railway media broadcast revenue as compared with 2010. Instability means that the program is broadcasting manually by the train attendant, we cannot monitor how he/she broadcasts the tape, or whether he/she has inserted the program tape or not. We also generated revenue from the “Journey through China on the Train” program which is the railway media broadcasting growing significantly during the year ended December 31, 2010. In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. The infomercial programs will be broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P. R. China and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling product placement advertisements. At the end of 2011, “Journey through China on the Train” was shown on approximately 108 railroad lines.

We generated approximately $29.69 million from the operation of FETV and $3.28 million from the “Journey through China on the Train” program.

Tourism
Tourism revenue decreased by approximately $7.38 million or approximately 44.4%, from approximately $16.62 million to approximately $9.24 million, including $4.94 million from the Great Golden Lake resort, $1.28 million from Yunding Park and $3.02 million from Hua’an Tulou. The primary sources of the revenues are entrance fees, tour shuttle bus fees and restaurants. The decrease was primarily due to a decrease in the number of tourists visiting the Great Golden Lake Resort in the year of 2011. The effect of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010 reduced the number of tourists visiting in the whole year of 2011.

Cost of Revenue:

Cost of revenues increased by approximately $1.21 million or approximately 9.85%, from approximately $12.30 million for the year ended December 31, 2010 to approximately $13.51 million for the year ended December 31, 2011.

Advertisement
Cost of revenue from advertisement increased by approximately $0.36 million or approximately 4.54%, from approximately $8.10 million to approximately $8.46 million. The increase was due to production costs for the railway media broadcasting and the acquisition of the commercial airtime rights to resell the commercial airtime to advertisers commencing August 1, 2010 through July 31, 2013 for FETV.

Tourism
Cost of revenue from tourism increased by approximately $0.84 million or approximately 20.08%, from approximately $4.21 million to approximately $5.05 million. The increase was due to the increase of depreciation cost for the new construction of tourism destination in Yunding.

Gross profit:

Gross profit decreased approximately $13.52 million, or approximately 32.04%, from approximately $42.22 million for the year ended December 31, 2010 to approximately $28.70 million for the year ended December 31, 2011. Our gross profit margin was approximately 68% in 2011, as compared to approximately 77% for the same period in 2010.

Advertisement
Gross profit from advertisement decreased by approximately $5.30 million, or approximately 18%, from approximately $29.81 million to approximately $24.51 million. Gross profit margin from advertisement was approximately 74% for 2011, as compared to approximately 79% for the same period in 2010. This decrease was primarily attributable to the instability of revenue generated from the railway media broadcasts, as compared with the same period in 2010 and that the increase in contracting costs associated with FETV’s commercial airtime.

Tourism
Gross profit from tourism decreased by approximately $8.22 million, or approximately 66%, from approximately $12.41 million to approximately $4.19 million. Gross profit margin from tourism was approximately 45% in 2011, as compared to approximately 75% for the same period in 2010. The decrease of gross profit margin was primarily attributable to the effect of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010. The fixed costs at the resorts remained constant except for the increase in depreciation expenses under cost for the new construction of tourism destination in Yunding.

Selling Expenses:

Selling expenses were approximately $4.92 million for the year ended December 31, 2011, compared to approximately $3.74 million for the year ended December 31, 2010, which represents an increase of approximately $1.18 million, or approximately 31%. The selling expense increases according with the increase in variable costs due to the business expansions in our newly opened Yunding resort during 2011, as the resort had not been operational during the same period in 2010.

General and Administrative Expenses:

General and administrative expenses were approximately $4.79 million for the year ended December 31, 2011, as compared to approximately $3.88 million for the year ended December 31, 2010, an increase of approximately $0.91 million, or approximately 23%. The increase was primarily due to an increase in stock based compensation expense related to the issuance of stock options and an increase in management fees for new projects in 2011.

Income Tax:

Income tax expense was approximately $6.77 million for the year ended December 31, 2011, a decrease of approximately $2.22 million or approximately 25%, as compared to the approximately $8.99 million income tax expense for the year ended December 31, 2010. The decrease was primarily attributable to lower revenue generated from Great Golden Lake and the railway media broadcasts.

Net Income:

As a result of the above factors, net income was approximately $12.15 million for the year ended December 31, 2011, as compared to net income of approximately $25.27 million for the year ended December 31, 2010, a decrease of approximately $13.12 million or approximately 52%. The decrease was primarily attributable to the decrease in revenue generated from Great Golden Lake and railway media broadcasts, as compared with the same period in 2010.

Liquidity and Capital Resources

Our principal sources of liquidity include cash from operations and proceeds from long term debt. The debt provided net proceeds of approximately $25.79 million.

At December 31, 2011, we had cash and cash equivalents of approximately $5.68 million as compared to approximately $7.15 million as of December 31, 2010, representing a decrease of $1.47 million. The decrease was primarily due to no issuance of common stock in connection with a registered direct offering that we closed in the same period in 2010, the adverse effect of restoration of the Great Golden Lake Resort which was offset by the proceeds from long term debt and repayment of loan from non-controlling interest. At December 31, 2011, our working capital was approximately $3.76 million.

Net cash provided by operating activities was approximately $17.41 million for 2011 as compared to approximately $30.17 million in 2010. The decrease of $12.76 million was primarily due to a decrease in net income resulting from a decrease in the number of tourists visiting the Great Golden Lake Resort during the restoration of the resort and decrease in the number of advertisers because of the instability of the railway media broadcast.  The increase of accounts receivable, advances and prepayments and payment to accounts payable contribute adverse effect to net cash provided by operating activities.

Net cash used in investing activities was approximately $47.95 million in 2011 as compared to approximately $55.21 million in 2010, representing a decrease in capital expenditures of approximately $7.26 million due to the fact that the construction of the various resorts was nearly complete during the year ended December 31, 2011.

Net cash provided by financing activities amounted to approximately $28.87 million in 2011, compared to approximately $26.11 million in 2010, representing an increase of approximately $2.76 million, mainly due to the proceeds from long term debt offset by the increase of repayment of obligation under airtime rights commitment in 2011.

Bank loans

The Company has four bank loans from four institutional lenders for the development of the tourism destinations.

1.
A loan for approximately $0.94 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 9.184% per annum, and is due November 4, 2012. It is guaranteed by Fujian Jintai Tourism Development Co., Ltd.

2.
A loan for approximately $13.68 million from Industrial and Commercial Bank of China Limited. The loan bears interest at 7.76% per annum. $1,953,291 (RMB12,420,000) will be due in 2012, 2013, 2014, 2015, 2016, 2017 respectively and $1,962,727 (RMB12,480,000) will be due in 2018 and the final installment due October 25, 2018. It is collateralized by the right to collect resort ticket sales at the Great Golden Lake.

3.
A loan for approximately $10.62 million from Industrial and Commercial Bank of China Limited.  It bears interest at 6.40% per annum.  $1,022,254 (RMB6,500,000) will be due in 2012; $1,336,793 (RMB8,500,000) will be due in 2013; $1,729,968 (RMB11,000,000) will be due in 2014; $2,123,142 (RMB13,500,000) will be due in 2015; $2,201,777 (RMB14,000,000) will be due in 2016 and $2,201,777 (RMB14,000,000) will be due in 2017 and the final installment due December 15, 2017.  It is secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral.

4.
A loan for approximately $5.50 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $786,349 (RMB5,000,000) will be due in 2012, 2013, 2014, 2015, 2016, 2017 and 2018 respectively and the final installment due November 22, 2018.  It is collateralized by the right to collect resort ticket sales at the Tulou resort, fixed assets of Fujian Tulou and personal guarantee by directors as additional collateral.

In the coming 12 months, we have approximately $4.71 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for the next twelve months.

Capital commitment

Jiangxi Zhangshu Yangsheng TianTang Resort
As at December 31, 2011, the total estimated contract costs to complete Jiangxi Zhangshu Yangsheng TianTang resort are approximately $14,244,000 (RMB90.57 million) of which the Company has completed and paid for approximately $12,050,000 (RMB76.62 million). The remaining $2,194,000 (RMB13.95 million) will be completed and paid for by the end of 2012.

Jiangxi Fenyi Dongdou Resort
As at December 31, 2011, the total estimated contract costs to complete Jiangxi Fenyi Dongdou resort are approximately $14,507,000 (RMB92.24 million) of which the Company has completed and paid for approximately $11,281,000 (RMB71.73 million). The remaining $3,226,000 (RMB20.51 million) will be completed and paid for by the beginning of 2013.

Management rights commitments

In 2001, Fujian Jintai entered into a tourism management revenue sharing agreement which is related to the management rights with Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) to operate and to manage the Great Golden Lake resort from 2001 through 2032.  The Company agreed to pay (1) 8% of the revenue from 2001 to 2005; (2) 10% of the revenue from 2006 to 2010; (3)12% of the revenue from 2011 to 2015; (4) 14% of the revenue from 2016 to 2020; (5) 16% of the revenue from 2021 to 2025; 18% from 2026 to 2032 to the Taining government. The Company paid approximately $638,070 and $1,378,555 to the Taining government for the year ended December 31, 2011 and 2010, respectively, and recorded as cost of revenue.

Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $416,000 and $1,004,000 to the Taining government for the year ended December 31, 2011 and 2010, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $334,600 and $534,900 to the Hua’an government for the year ended December 31, 2011 and 2010, respectively, and recorded as selling expenses.

2011-2012 Outlook

In 2011, we have been constructing and developing Yunding Park’s second phase of construction and new tourism projects, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations out of Fujian province, and throughout China. We will start the site constructing of Ming Dynasty Entertainment World in early 2012. The construction was in line with our schedule. We expect that we will complete the first phase construction of these two new projects and open them to the public by the end of 2012. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. Over the next three years, we will mainly focus on developing our existing six tourist destinations.  All required construction funds will be funded either from our net income and operating cash flow or will be financed through bank loans.

Critical Accounting Policies

Basis of Presentation

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Building	20 years
Electronic Equipment	5 to 8 years
Transportation Equipment	8 years
Office Furniture	5 to 8 years
Leasehold Improvement and Attractions	Lesser of term of the lease or the estimated useful lives of the assets

Intangible assets

Intangible assets consist of acquisition of management right of tourist resort, commercial airtime rights and land use rights for tourism resorts.  They are amortized on the straight line basis over their respective lease periods. The lease period of management right, commercial airtime rights and land use rights is 30 years, 3 years and 40 years, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2011 and 2010.

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

Profit sharing costs are recorded as cost of revenue.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2011, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Recent accounting pronouncements

In December 2011, FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (“ASU 2011-12”). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill and other intangible assets such as patents for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company does not expect the adoption of ASU 2011-08 to have a material effect on the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income.  Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted.  The amendments in this update are to be applied retrospectively.  The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK.

Not applicable because we are a small reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders China Yida Holding, Co.

We have audited the accompanying consolidated balance sheets of China Yida Holding, Co. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, equity and cash flows for the years then ended. China Yida Holding, Co.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding, Co. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 29, 2012

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$5,684,847	$7,146,684
Accounts receivable	129,849	27,724
Other receivables, net	4,940,389	160,133
Advances and prepayments	1,881,427	1,020,000
Prepayments – current portion	207,117	-
Deferred tax assets	-	280,266
Total current assets	12,843,629	8,634,807

Property and equipment, net	110,593,580	89,739,372
Construction in progress	25,964,029	35,191,692
Intangible assets, net	32,355,010	14,042,432
Long-term prepayments	12,758,763	193,593
Deferred tax assets	104,078	19,913
Total assets	$194,619,089	$147,821,809

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$943,619	$1,784,687
Long-term debt, current portion	3,761,894	-
Accounts payable	91,385	1,229,237
Current obligation under airtime rights commitment	2,359,169	1,890,657
Accrued expenses and other payables	638,175	638,026
Taxes payable	1,223,528	2,255,208
Deferred tax liabilities	67,644	-
Total current liabilities	9,085,414	7,797,815

Long-term obligation under airtime rights commitment	1,548,928	3,758,376
Long-term debt	26,040,732	2,571,161
Total liabilities	36,675,074	14,127,352

Commitments and contingencies

Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 and 19,551,785 issued and outstanding as of December 31, 2011 and 2010, respectively)	1,955	1,955
Additional paid in capital	49,129,165	48,478,086
Accumulated other comprehensive income	12,484,116	7,000,839
Retained earnings	87,715,182	75,569,652
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	151,879,748	133,599,862
Non-controlling interest	6,064,267	94,595
Total equity	157,944,015	133,694,457
Total liabilities and equity	$194,619,089	$147,821,809

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31

	2011	2010
Net revenue
Advertisement	$32,969,701	$37,902,286
Tourism	9,240,159	16,623,761

Total net revenue	42,209,860	54,526,047

Cost of revenue
Advertisement	8,463,917	8,096,232
Tourism	5,050,485	4,206,057

Total cost of revenue	13,514,402	12,302,289

Gross profit	28,695,458	42,223,758

Operating expenses
Selling expenses	4,917,097	3,741,285
General and administrative expenses	4,793,723	3,883,009
Loss on construction in progress	-	403,057

Total operating expenses	9,710,820	8,027,351

Income from operations	18,984,638	34,196,407

Other income (expense)
Other income (expense), net	(101,528)	(9,399)
Interest income	94,910	91,866
Interest expenses	(257,472)	(41,654)

	(264,090)	40,813

Income before income tax and non-controlling interest	18,720,548	34,237,220

Less: Provision for income tax	6,770,841	8,990,470

Net income	11,949,707	25,246,750

Net loss attributed to non-controlling interest	195,823	25,751

Net income attributable to China Yida Holding Co.	$12,145,530	$25,272,501

Net income	$11,949,707	$25,246,750

Other comprehensive income
Foreign currency translation gain	5,719,978	3,810,027

Comprehensive income	17,669,685	29,056,777

Comprehensive (income) loss attributable to non-controlling interest	(40,878)	26,401

Comprehensive income attributable to China Yida Holding Co.	$17,628,807	$29,083,178

Earnings per share
- Basic	$0.62	$1.30
- Diluted	$0.62	$1.27

Weighted average shares outstanding
- Basic	19,551,785	19,395,982
- Diluted	19,562,024	19,836,128

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

	Common Stock			Accumulated other
	Number of shares	Par Value	Additional paid-in capital	comprehensive income	Retained earnings	Statutory reserve	Non-controlling interest	Total

Balance at December 31, 2009	17,062,064	$1,706	$21,711,384	$3,190,162	$50,297,151	$2,549,330	$-	$77,749,733
Contribution of non-controlling interest			-	-	-	-	6,049,790	6,049,790
Cashless exercised warrants	-	-	83,994	-	-	-	-	83,994
Shares issued for cash	2,489,721	249	26,682,708	-	-	-	-	26,682,957
Foreign currency translation	-	-	-	3,810,677	-	-	(650)	3,810,027
Net income (loss) for the year ended December 31, 2010	-	-	-	-	25,272,501	-	(25,751)	25,246,750
Loan to non-controlling interest	-	-	-	-	-	-	(5,928,794)	(5,928,794)
Balance at December 31, 2010	19,551,785	1,955	48,478,086	7,000,839	75,569,652	2,549,330	94,595	133,694,457
Stock based compensation	-	-	651,079	-	-	-	-	651,079
Repayment from non-controlling interest	-	-	-	-	-	-	5,928,794	5,928,794
Foreign currency translation	-	-	-	5,483,277	-	-	236,701	5,719,978
Net income (loss) for the year ended December 31, 2011	-	-	-	-	12,145,530	-	(195,823)	11,949,707
Balance at December 31, 2011	19,551,785	$1,955	$49,129,165	$12,484,116	$87, 715,182	$2,549,330	$6,064,267	$157,944,015

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMEBER 31

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,949,707	$25,246,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,613,094	2,020,087
Amortization	3,336,913	2,373,869
Stock based compensation	651,079	83,994
Deferred tax expense (benefit)	263,745	(300,179)
Amortization of financing costs	67,297	-
Loss on construction in progress	-	403,057
Changes in operating assets and liabilities:
Accounts receivable	(99,372)	(25,027)
Other receivables, net	22,479	27,895
Advances and prepayments	(94,990)	382,929
Accounts payable	(1,167,108)	1,058,874
Accrued expenses and other payables	(24,854)	(446,794)
Taxes payable	(1,103,215)	(651,835)
Net cash provided by operating activities	17,414,775	30,173,620

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(5,874,525)	(1,987,263)
Additions to construction in progress	(4,279,774)	(51,090,719)
Additions to intangible asset including land use rights and management right of tourist resorts	(22,880,972)	(1,945,661)
Proceeds from disposal of intangible assets	2,080,636	-
Increase in refundable deposits – land use rights	(4,718,441)	-
Increase in long-term prepayments for acquisition of property and land use right equipment	(12,285,745)	(188,825)
Net cash used in investing activities	(47,958,821)	(55,212,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from (loan to) non-controlling interest	6,064,356	(5,782,777)
Capital contributed by non-controlling interest	-	5,900,793
Net proceeds from issuance of common stock	-	26,682,957
Repayment of obligation under airtime rights commitment	(1,933,887)	(695,945)
Payment of deferred financing costs	(1,050,201)	-
Proceeds from short-term loans	928,218	1,740,734
Repayment of short-term loans	(1,825,495)	(1,740,734)
Proceeds from long-term loans	29,702,970	-
Repayment of long-term loans	(3,016,708)	-
Net cash provided by financing activities	28,869,253	26,105,028

EFFECT OF EXCHANGE RATE CHANGES ON CASH	212,956	303,826

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,461,837)	1,370,006
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,146,684	5,776,678
CASH AND CASH EQUIVALENTS, ENDING OF YEAR	$5,684,847	$7,146,684

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from construction in progress to property and equipment	$14,735,861	$53,284,688
Transfer from advances and prepayments to property and equipment	$-	$1,107,744
Capitalized interest in construction in progress	$848,969	$288,155
Capitalized airtime rights commitment	$-	$5,512,955

Cash paid during the year for:
Income taxes paid	$7,450,528	$9,970,251
Interest paid	$1,029,190	$288,155

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Hongda does not have any operation except for owning 100% of the ownership interest in Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) which is engaged in the operations of our media business. On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yunding Tourism Industrial Co., Ltd, (currently known as Yida (Fujian) Tourism Group Limited, “Fujian Yunding”), pursuant to which Fujian Yunding acquired 100% of the issued and outstanding shares of Fuyu from Hongda at the aggregate purchase price of RMB3,000,000.  As a result, Fujian Yunding became the 100% holding company of Fuyu. Hongda ceased business and deregistered on December 2, 2011.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

On July 6, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd. (“Jiangxi Zhangshu”) which currently has no material business operations. The initial paid-in capital of Jiangxi Zhangshu was $2,937,461 (RMB20 million). On July 5, 2011, Fujian Yida and Fuyu further injected capital amounted to RMB49 million and RMB1 million, respectively, to Jiangxi Zhangshu.  The total paid-in capital increased to $10,957,189 (RMB70 million). We plan to develop Jiangxi Zhangshu into a business entity primarily focusing on the operations of a new tourist destination.

On July 7, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co., Ltd. (“Jiangxi Fenyi”) which currently has no material business operations. The initial paid-in capital of Jiangxi Fenyi was $1,762,477 (RMB12 million).  On July 7, 2011, Fujian Yida further injected capital amounted to RMB48 million to Jiangxi Fenyi and the total paid-in capital increased to $9,391,876 (RMB60 million). We plan to develop Jiangxi Fenyi into a business entity primarily focusing on the operations of a new tourist destination.

On June 24, 2011, Fujian Yida formed a wholly owned subsidiary, Fujian Yida Travel Service Co., Ltd (the “Yida Travel”). The total paid-in capital of Yida Travel was $1,546,670 (RMB10 million).  Its primary business is to conduct domestic and international traveling services in China, including operating the direct sales of travel services for our current tourist destinations at the Great Golden Lake, Yunding Recreational Park, and Hua’An Tulou Cluster, and our three tourist destinations currently under construction, Ming Dynasty Entertainment World, China Yang-sheng (Nourishing Life) Paradise, and the City of Caves.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	December 31, 2011	December 31, 2010
Total current assets *	$12,091,197	$11,005,172
Total assets	$12,098,729	$11,020,336
Total current liabilities #	$10,011,732	$8,398,261
Total liabilities	$10,011,732	$8,398,261

* Including intercompany receivables of $12,090,456 and $11,001,921 as at December 31, 2011 and December 31, 2010, respectively, to be eliminated in consolidation.

# Including intercompany payables of $9,009,187 and $7,086,393 as at December 31, 2011 and December 31, 2010, respectively,  to be eliminated in consolidation.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2011 and 2010, the Company has uninsured deposits in banks of approximately $5,435,000 and $6,897,000.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments is required at the balance sheet dates.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Building	20 years
Electronic Equipment	5 to 8 years
Transportation Equipment	8 years
Office Furniture	5 to 8 years
Leasehold Improvement and Attractions	Lesser of term of the lease or the estimated useful lives of the assets

h. Intangible assets

Intangible assets consist of acquisition of management right of tourist resort, commercial airtime rights and land use rights for tourism resorts.  They are amortized on the straight line basis over their respective lease periods. The lease period of management right, commercial airtime rights and land use rights is 30 years, 3 years and 40 years, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2011 and 2010.

j. Revenue recognition

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the year ended December 31, 2011
	Fujian Jintai	Tulou
Gross receipts	$4,938,004	$3,019,101

Profit sharing costs	638,070	-
Nature resource compensation expenses	415,570	334,623
Total paid to the local governments	1,053,640	334,623

Net receipts	$3,884,364	$2,684,478

For the year ended December 31, 2010
	Fujian Jintai	Tulou
Gross receipts	$11,680,722	$4,416,732

Profit sharing costs	1,378,555	-
Nature resource compensation expenses	1,003,910	534,862
Total paid to the local governments	2,382,465	534,862

Net receipts	$9,298,257	$3,881,870

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2011 and 2010 were $496,106 and $618,025, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $210,600 and $139,676 for the years ended December 31, 2011 and 2010, respectively.  Other than the above, neither the Company nor its subsidiary provide any other post-retirement or post-employment benefits.

m. Foreign currency translation

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $104,078 and $300,179 as December 31, 2011 and 2010, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2011, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2007, and the PRC tax authority for years after 2006.

o. Fair values of financial instruments

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
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

q. Earnings per share (EPS)

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

r. Statutory Reserves

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

As at December 31, 2011, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

s. Segment reporting

ASC 250, "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company has two reportable segments: advertisement and tourism

t. Dividend Policy

Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payments will be subject to the decision of the Board of Directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision as well as the foreign exchange control.

u. Reclassification

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

v. Recent accounting pronouncements

In December 2011, FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (“ASU 2011-12”).  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  Among the new provisions in ASU 2011-05 was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill and other intangible assets such as patents for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company does not expect the adoption of ASU 2011-08 to have a material effect on the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income.  Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted.  The amendments in this update are to be applied retrospectively.  The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s consolidated financial statements.

3.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31, 2011	December 31, 2010

Refundable deposits - land use rights	$4,718,094	$-
Other	242,990	180,035
	4,961,084	180,035
Less: Allowance	(20,695)	(19,902)
	$4,940,389	$160,133

Anhui Yida participates in a bid for land use rights in Anhui Province, with the intention to develop tourism destinations. Anhui Yida deposited $4,718,094 (RMB30 million) with the local government of Anhui province to participate in the bid. The amount will be used as payment for the land use rights if the Company wins the bid or the funds will be refunded by the government to the Company.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	December 31, 2011	December 31, 2010

Advance payments related to land use rights	$1,072,144	$574,730
Advance payments related to hotel facilities of Yunding resort	142,781	-
Advance payments related to construction cost of Great Golden Lake	240,969	-
Other	428,631	448,249
	1,884,525	1,022,979
Less: Allowance	(3,098)	(2,979)
	$1,881,427	$1,020,000

As of December 31, 2011, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai province of $691,987 (RMB4.4million) for the acquisition of land use rights. Fenyi Yida made advance payment of $380,157 (RMB2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province. The local government repaid $267,358 (RMB 1.7 million) to the Company at the end of January, 2012.

As of December 31, 2010, an advance payment made by Fujian Yida for the acquisition of land use rights was $574,730 (RMB3.8 million).

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2011	December 31, 2010

Buildings, Improvements and Attractions	$116,009,545	$91,824,909
Electronic Equipment	523,108	315,037
Transportation Equipment	2,399,339	2,099,199
Office Furniture	53,606	38,417
	118,985,598	94,277,562
Less: Accumulated Depreciation	(8,392,018)	(4,538,190)
Property and equipment, net	$110,593,580	$89,739,372

For the year ended December 31, 2011, depreciation expense was $3,613,094, of which $3,560,429 and $52,665 was included in cost of sales and in general and administrative expenses, respectively.

For the year ended December 31, 2010, depreciation expense was $2,020,087 of which $1,987,920 and $32,167 was included in cost of sales and in general and administrative expenses, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CONSTRUCTION IN PROGRESS

The construction in progress consists of the projects related to the construction of the following:

	December 31, 2011	December 31, 2010

Great Golden Lake	$2,980,653	$2,785,712
Yunding resort (Phases I and II)	-	14,406,456
Jiangxi Zhangshu Yangsheng TianTang resort	12,049,824	9,127,911
Jiangxi Fenyi Dongdou resort	10,933,552	8,871,613
	$25,964,029	$35,191,692

The construction in progress mainly related to the construction of new tourist resorts which the Company has developed. The estimated completion date of all these construction projects in progress will be September 30, 2012. The amount of capitalized interest included in construction in progress for the years ended December 31, 2011 and 2010 amounted to $848,969 and $288,155, respectively.

The tourist resort in Yunding resort opened on September 28, 2010 at which time the Company then transferred the related construction in progress of $50,019,707 to property and equipment during the year ended December 31, 2010. The second phase of construction of the Yunding resort was completed and transferred to property and equipment as of September 30, 2011.  Construction in progress of $14,735,861 and $53,284,688 were transferred to property and equipment during the years ended December 31, 2011 and 2010, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2011	December 31, 2010

Management right of tourist resort	$5,504,443	$5,293,566
Advertising boards	-	6,806,013
Commercial airtime rights	6,616,013	6,362,551
Land use right	25,334,867	1,994,790
	37,455,323	20,456,920
Accumulated amortization	(5,100,313)	(6,414,488)
Intangible assets, net	$32,355,010	$14,042,432

The Company acquired a 40 year land use rights in Jiangxi in December 2011 for consideration of $23,260,613 (RMB147,902,605).

The Company entered into an agreement with a third party on February 29, 2008 and obtained a five-year advertising right for 30 outside advertising boards in Fuzhou City for purchase consideration of $6,961,635 (RMB45,000,000). The agreement had a five-year term. However, due to the expansion of the highways in Fuzhou City, the advertising boards needed to be demolished.  On August 31, 2011, the Company entered into an agreement with the original third party supplier to have early termination of the term of the advertising right due to the expansion of the highways by the government and the Company recorded $928,218(RMB6,000,000) as amortization expense up to August 31, 2011. The original third party supplier agreed to compensate the Company at the net book value in cash of $2,123,142 (RMB13,500,000). The accumulated amortization at the date of disposal was $4,953,999 (RMB31,500,000) and there was no gain or loss on disposition of the advertising boards.

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $157,270 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011. The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $188,724 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $226,469 (RMB1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,616,013 (RMB42,067,917) as commercial airtime rights as an intangible asset, $6,869,545 (RMB43,680,000) as an obligation under airtime rights commitment, and $253,532 (RMB1,612,083) as deferred interest at inception (See note 10).

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS, NET(CONTINUED)

Land use right

On October 31, 2010, the Company entered into an agreement with the local government in the PRC to acquire the land use rights for 40 years for the development of the Yunding resort. The purchase consideration was $1,994,790 (RMB13,189,150).

On November 3, 2011, the Company entered into five land use rights agreements with the local PRC governments for the purchase of the land use rights in Jiangxi to develop Jiangxi Zhongzhu Yang Sheng Tian Tang resort. The total purchase consideration was $23,340,077 (RMB147,902,605).

For the years ended December 31, 2011 and 2010, amortization expense amounted to $3,336,913 and $2,373,869, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2012	$3,022,191
2013	2,103,300
2014	816,853
2015	816,853
2016	816,853
Thereafter	24,778,960
$32,355,010

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	December 31, 2011	December 31, 2010

Prepayments for project planning, assessments and consultation fees	$2,136,883	$193,593
Prepayments for acquisition of land use right and management right of tourist resort	9,481,598	-
Deferred financing costs, net of accumulated amortization of $67,297	846,695	-
Others	293,587	-
	$12,758,763	$193,593

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Anhui province and Jiangxi province.

In 2011, the Company paid approximately $1,067,000 (RMB6.8 million) of fees in order to obtain additional debt used to construct various resort projects. These fees are deferred and will be amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

2012	$152,518
2013	152,518
2014	152,518
2015	152,518
2016	152,518
Thereafter	236,623
Total minimum payments	$999,213
Current portion recorded under prepayments – current portion	(152,518)

Long term portion	$846,695

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	December 31, 2011	December 31, 2010

Loan from Construction Bank, interest rate at 5.56% per annum, due December 15, 2011, collateralized by the Tulou’s property with a net book value of $1,206,200. The Company repaid the loan in December 2011.	$-	$574,730

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.184% per annum, due November 4, 2012, guaranteed by Fujian Jintai Tourism Development Co., Ltd.	943,619	1,209,957
Total	$943,619	$1,784,687

The Company repaid the short-term loan of $1,209,957 (RMB 8 million) and renewed the loan of $943,619 (RMB 6 million) in November 2011from Fujian Haixia Bank and the due date to be November 4, 2012 with the interest rate at 9.184%.

Interest expense for the years ended December 31, 2011 and 2010 amounted to $92,539 and $109,659, respectively. The interest expense for the years ended December 31, 2011 and 2010 of $62,435 and $109,659, respectively was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	December 31, 2011	December 31, 2010

Loan from Taining Credit Union, interest rate at 7.02% per annum, due March 20, 2012, collateralized by the management rights of the Great Golden Lake. The Company repaid the loan in November 2011 before the due date.	$-	$2,571,161

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (a))	13,682,472	-

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (b))	10,615,711	-

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due November 22, 2018, collateralized by the right to collect resort ticket sales at the Tulou resort, secured by the fixed assets of Fujian Tulou and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	5,504,443	-
	29,802,626	2,571,161
Less: current portion	3,761,894	-
Total	$26,040,732	$2,571,161

Note:
(a)
$1,953,291 (RMB12,420,000) will be due in 2012, 2013, 2014, 2015, 2016, 2017 respectively and $1,962,726 (RMB12,480,000) will be due in 2018. In November 2011, $471,709 of financing costs was paid in connection with this loan.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BANK LOANS (CONTINUED)

Long-term debt (continued)

(b)
$1,022,254 (RMB6,500,000) will be due in 2012; $1,336,793 (RMB8,500,000) will be due in 2013; $1,729,968 (RMB11,000,000) will be due in 2014; $2,123,142 (RMB13,500,000) will be due in 2015; $2,201,777 (RMB14,000,000) will be due in 2016 and $2,201,777 (RMB14,000,000) will be due in 2017. In January 2011, $382,380 of financing costs was paid in connection with this loan.

(c)	$786,349 (RMB5,000,000) will be due in 2012, 2013, 2014, 2015, 2016, 2017 and 2018 respectively. In December 2011, $213, 336 of financing costs was paid in connection with this loan.

Interest expense for the years ended December 31, 2011 and 2010 amounted to $936,650 and $178,496, respectively. Interest expense for the years ended December 31, 2011 and 2010 of $786,534 and $178,496, respectively was capitalized as part of construction in progress.

10.	OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 7) consists of the following:

2012	$2,453,409
2013	1,585,280
4,038,689
Less: deferred interest	(130,592)
3,908,097
Less: current portion	(2,359,169)
$1,548,928

Maturities of the long-term debt:
2012	$2,359,169
2013	1,548,928
$3,908,097

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31, 2011	December 31, 2010

Unearned revenue	$30,155	$22,616
Accrued payroll	298,810	179,935
Welfare payables	23,428	125,403
Other	285,782	310,072
	$638,175	$638,026

12.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company was 35% for the each of the years ended December 31, 2011 and 2010. Net operating loss at December 31, 2011, which can be used to offset future taxable income, was approximately $1,303,000. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAX (CONTINUED)

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary was 16.5% for each of the years ended December 31, 2011 and 2010.

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

Provision for income tax consists of the following:

	For The Years Ended December 31,
	2011	2010

Current
USA	$-	$-
China	6,507,096	9,290,649
	6,507,096	9,290,649

Deferred
USA
Deferred tax asset for NOL carry forwards	735,643	442,902
Valuation allowance	(735,643)	(442,902)
	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	(274,546)
Allowance for doubtful accounts for other receivables	-	(5,720)
Net deferred income tax liabilities under current liabilities	-	(280,266)

Non current portion
Deferred tax asset for NOL carry forwards	2,410,718	(98,373)
Temporary difference from airtime rights expenses	196,101	34,040
Temporary difference from capitalized interest	67,644	(54,253)
Valuation allowance	(2,410,718)	98,673
Net deferred income tax assets under non current assets	263,745	(19,913)

Net deferred income tax expenses (benefit)	263,745	(300,179)

Provision of income tax	$6,770,841	$8,990,470

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:
	December 31,	December 31,
	2011	2010

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	11.2%	1.3%
Effective income tax rates	36.2%	26.3%

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes for the years ended December 31, 2011 and 2010, respectively.

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

The change in total allowance for the years ended December 31, 2011 and 2010 was an increase of $3,030,010 and $179,559, respectively.

13.	EQUITY

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

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 20,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 20,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of December 31, 2011 was approximately $36,500 which is expected to be recognized over a weighted average period of approximately 0.5 year.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY (CONTINUED)

On November 5, 2011, our CFO submitted a letter of resignation resigning from his position. The resignation will be effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if CFO is removed from office for cause prior to the 21st day of January, 2012, any outstanding stock options held by him which are not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by CFO which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. 60,000 CFO Stock Options were forfeited as of December 31, 2011.

On November 5, 2011, our Corporate Secretary and Vice President of Investor Relations (“VPIR”) submitted a letter of resignation resigning from his position. The resignation will be effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if VPIR is removed from office for cause prior to the 21st day of January, 2012, any outstanding stock option held by him which is not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by VPIR which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. 60,000 VPIR Stock Options were forfeited as of December 31, 2011.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate

Options to Chief Financial Officer	75,000	6.25	60%	0%	3.44%

Options to VP of Investor Relation	75,000	6.25	60%	0%	3.44%

Options to Independent Director	30,000	6.25	60%	0%	3.25%
	180,000

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2009 and 2010	30,000
Granted	180,000
Exercised	-
Forfeited	120,000
Outstanding as of December 31, 2011	90,000

For the years ended December 31, 2011 and 2010, the Company recognized approximately $651,079 and $83,994, respectively, as stock-based compensation expense, in which $623,879 and $83,994 for its stock option plan and $27,200 and nil for its restricted shares, which was included in general and administrative expenses.

The total unrecognized share-based compensation expense as of December 31, 2011 was approximately $36,500 which is expected to recognized over 6 months.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida has not commenced operations as of December 31, 2011.  Non-controlling interest consisted of the following:

	December 31, 2011	December 31, 2010

Balance bought forward	$94,595	$-
Capital contributed by non-controlling interest	-	6,049,790
Accumulated deficits	(195,823)	(25,751)
Accumulated other comprehensive income	236,701	(650)
	135,473	6,023,389
Add: Repayment from non-controlling interest	5,928,794	-
Less: Loan to non-controlling interest	-	(5,928,794)
Balance carry forward	$6,064,267	$94,595

15.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

2012	$290,537
2013	271,500
2014	265,331
2015	267,356
2016	272,296
Thereafter	13,479,245
Total minimum payments	$14,846,265

The Company incurred rental expenses of $153,716 and $96,500 for the year ended December 31, 2011 and 2010, respectively and which included $9,282 and $8,851, respectively, paid to Xin Hengji Holding Company Limited, a related party.

(2) Capital commitments

Jiangxi Zhangshu Yangsheng TianTang Resort
As at December 31, 2011, the total estimated contract costs to complete Jiangxi Zhangshu Yangsheng TianTang resort are approximately $14,244,000 (RMB90.57 million) of which the Company has completed and paid for approximately $12,050,000 (RMB76.62 million). The remaining $2,194,000 (RMB13.95 million) will be completed and paid for by the end of 2012.

Jiangxi Fenyi Dongdou Resort
As at December 31, 2011, the total estimated contract costs to complete Jiangxi Fenyi Dongdou resort are approximately $14,507,000 (RMB92.24 million) of which the Company has completed and paid for approximately $11,281,000 (RMB71.73 million). The remaining $3,226,000 (RMB20.51 million) will be completed and paid for by the beginning of 2013.

(3) Management rights commitments

In 2001, Fujian Jintai entered into a tourism management revenue sharing agreement which is related to the management rights with Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) to operate and to manage the Great Golden Lake resort from 2001 through 2032. The Company agreed to pay (1) 8% of the revenue from 2001 to 2005; (2) 10% of the revenue from 2006 to 2010; (3)12% of the revenue from 2011 to 2015; (4) 14% of the revenue from 2016 to 2020; (5) 16% of the revenue from 2021 to 2025; 18% from 2026 to 2032 to the Taining government. The Company paid approximately $638,070 and $1,378,555 to the Taining government for the year ended December 31, 2011 and 2010, respectively, and recorded as cost of revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(4) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $416,000 and $1,004,000 to the Taining government for the year ended December 31, 2011 and 2010, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $334,600 and $534,900 to the Hua’an government for the year ended December 31, 2011 and 2010, respectively, and recorded as selling expenses.

(5) Litigation

The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

 CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,	December 31,
	2011	2010

BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$12, 145,530	$25,272,501

Basic earnings per share	$0.62	$1.30

Basic weighted average shares outstanding	19,551,785	19,395,982

	December 31,	December 31,
	2011	2010

DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing diluted earnings per share	$12,145,530	$25,272,501

Diluted earnings per share	$0.62	$1.27

Weighted average outstanding shares of common stock	19,551,785	19,395,982
Warrants	-	440,146
Restricted common shares	10,239	-
Diluted weighted average shares outstanding	19,562,024	19,836,128

Potential common shares outstanding as of December 31:
Warrants outstanding	-	773,812
Options outstanding	90,000	-
Unvested restricted common shares	20,000	-

For the years ended December 31, 2011 and 2010, 90,000 and 30,000 options, respectively were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	BUSINESS SEGMENTS

During the years ended December 31, 2011 and 2010, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	December 31,	December 31,
	2011	2010

Revenues:
Advertisement	$32,969,701	$37,902,286
Tourism	9,240,159	16,623,761
Total	$42,209,860	$54,526,047

Operating income:
Advertisement	$23,716,395	$28,183,691
Tourism	(3,283,765)	7,363,617
Other	(1,447,992)	(1,350,901)
Total	$18,984,638	$34,196,407

Net income:
Advertisement	$17,504,447	$20,913,896
Tourism	(3,863,194)	4,981,549
Other	(1,691,546)	(648,695)
Total	$11,949,707	$25,246,750

Capital expenditure:
Advertisement	$2,333	$5,659
Tourism	10,151,966	53,056,759
Total	$10,154,299	$53,062,418

Intangible assets:
Advertisement	$3,491,785	$8,428,136
Tourism	28,863,225	5,614,296
Total	$32,355,010	$14,042,432

Identifiable assets:
Advertisement	$4,134,036	$9,990,752
Tourism	189,882,849	136,088,730
Others	602,213	1,742,327
	$194,619,098	$147,821,809

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

INDEX

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. During 2011, we engaged an international accounting and consulting firm to review existing controls and provide suggestions to improve out controls.  We are in the process of evaluating these suggestions and implementing those procedures that will improve existing controls. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth in the Company’s 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
2.1	Share Exchange Agreement, dated November 19, 2007, among the Company, the stockholders of the Company, Keenway Limited and Hong Kong Yi Tat International Investment, Ltd. (1)
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Delaware on June 4, 1999 (7)
3.2
Certificate of Amendment to Certificate of Incorporation changing the corporate name from Apta Holdings, Inc. to InteliSys Aviation Systems of America, Inc. filed with the Secretary of State of Delaware on July 21, 2007 (1)

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (11)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (11)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (11)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (11)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (11)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (11)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (11)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (11)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (11)
10.27	Cooperative agreement between us and Anhui Xingguang (12)
10.28	Lease Transfer Agreement with Xingguang (12)
10.29	Lease Agreement for Great Golden Lake (12)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (12)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (12)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	2008 Development Report of Chinese Radio and Television (4)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K/A filed on March 27, 2012.

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 29, 2012	By:	/s/Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Minhua Chen	Chief Executive Officer, Chairman and Director.	March 29, 2012
Minhua Chen

/s/Yongxi Lin	Chief Financial Officer	March 29, 2012
Yongxi Lin	(Principal Financial Officer; Principal
Accounting Officer)

/s/Yanling Fan	Chief Operating Officer and Director	March 29, 2012
Yanling Fan

/s/Michael Marks	Director	March 29, 2012
Michael Marks

/s/Fucai Huang	Director	March 29, 2012
Fucai Huang

/s/Chunyu Yin	Director	March 29, 2012
Chunyu Yin