Form 10-Q
period 2012-03-31
CHINA YIDA HOLDING, CO.
filed 2012-05-11
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 11, 2012
Common stock, $ 0.001 par value	19,551,785

PART 1 - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$4,141,437	$5,684,847
Accounts receivable	220,804	129,849
Other receivables, net	6,018,197	4,940,389
Advances and prepayments	4,928,102	1,881,427
Prepayment - current portion	317,529	207,117
Total current assets	15,626,069	12,843,629

Property and equipment, net	110,500,842	110,593,580
Construction in progress	28,688,017	25,964,029
Intangible assets, net	42,952,853	32,355,010
Long-term prepayments	4,315,544	12,758,763
Deferred tax assets	-	104,078
Total assets	$202,083,325	$194,619,089

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$950,540	$943,619
Long-term debt, current portion	5,452,932	3,761,894
Accounts payable	73,660	91,385
Current obligation under airtime rights commitment	2,585,469	2,359,169
Accrued expenses and other payables	603,665	638,175
Taxes payable	1,237,049	1,223,528
Deferred tax liabilities - current	-	67,644
Total current liabilities	10,903,315	9,085,414

Long-term obligation under airtime rights commitment	800,523	1,548,928
Long-term debt	30,073,508	26,040,732
Deferred tax liabilities - non-current	94,437	-
Total liabilities	41,871,783	36,675,074

Commitments and contingencies

Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,551,785 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	1,955	1,955
Additional paid in capital	49,147,415	49,129,165
Accumulated other comprehensive income	13,589,796	12,484,116
Retained earnings	88,881,445	87,715,182
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	154,169,941	151,879,748
Non-controlling interest	6,041,601	6,064,267
Total equity	160,211,542	157,944,015
Total liabilities and equity	$202,083,325	$194,619,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011
Net revenue
Advertisement	$6,194,519	$9,868,374
Tourism	1,536,190	1,915,103

Total net revenue	7,730,709	11,783,477

Cost of revenue
Advertisement	1,559,000	2,434,822
Tourism	1,267,593	1,089,401

Total cost of revenue	2,826,593	3,524,223

Gross profit	4,904,116	8,259,254

Operating expenses
Selling expenses	1,142,965	863,891
General and administrative expenses	1,279,748	1,266,610

Total operating expenses	2,422,713	2,130,501

Income from operations	2,481,403	6,128,753

Other income (expense)
Other expense, net	(38,709)	(5,343)
Interest income	6,714	22,132
Interest expense	(64,260)	(192,400)

Total other expenses	(96,255)	(175,611)

Income before income tax and non-controlling interest	2,385,148	5,953,142

Less: Provision for income tax	1,286,188	2,005,690

Net income	1,098,960	3,947,452

Net loss attributed to non-controlling interest	67,303	11,634

Net income attributable to China Yida Holding Co.	$1,166,263	$3,959,086

Net income	$1,098,960	$3,947,452

Other comprehensive income
Foreign currency translation gain	1,150,317	851,519

Comprehensive income	2,249,277	4,798,971

Comprehensive loss attributable to non-controlling interest	22,666	48,640

Comprehensive income attributable to China Yida Holding Co.	$2,271,943	$4,847,611

Earnings per share
- Basic	$0.06	$0.20
- Diluted	$0.06	$0.20

Weighted average shares outstanding
- Basic	19,551,785	19,551,785
- Diluted	19,551,785	19,895,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,098,960	$3,947,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,035,896	841,189
Amortization	616,069	930,245
Stock based compensation	18,250	362,331
Deferred tax expense	130,871	23,178
Amortization of financing costs	49,340	-
Changes in operating assets and liabilities:
Accounts receivable	(90,210)	(12,091)
Other receivables, net	(1,043,985)	(67,279)
Advances and prepayments	25,882	(149,580)
Accounts payable	(18,438)	(1,111,406)
Accrued expenses and other payables	(39,282)	(120,841)
Taxes payable	4,556	(38,923)
Net cash provided by operating activities	1,787,909	4,604,275

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(129,857)	(60,407)
Additions to construction in progress	(2,539,415)	(50,583)
Additions to intangible asset	(1,441,611)	-
Increase in refundable deposit - land use rights	(3,065,788)	-
Increase in long-term prepayments for acquisition of property,equipment and land use rights	(485,074)	(444,690)
Net cash used in investing activities	(7,661,745)	(555,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	(552,047)	(439,667)
Payment of deferred financing costs	(675,813)	-
Proceeds from long-term loans	6,113,440	10,623,122
Repayment of long-term loans	(595,465)	-
Net cash provided by financing activities	4,290,115	10,183,455

EFFECT OF EXCHANGE RATE CHANGES ON CASH	40,311	78,952

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,543,410)	14,311,002
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,684,847	7,146,684
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$4,141,437	$21,457,686

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from advances and prepayments to intangible assets	$9,558,997	$-

Cash paid during the period for:
Income tax	$1,183,552	$2,063,288
Interest	$610,903	$192,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
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

On July 6, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd. (“Zhangshu Yida”) which currently has no material business operations. The initial paid-in capital of Zhangshu Yida was $2,937,461 (RMB 20 million). On July 5, 2011, Fujian Yida and Fuyu further injected capital amounted to RMB 49 million and RMB1 million, respectively, to Zhangshu Yida. On March 20, 2012, Fujian Yida and Fuyu further injected capital amounted to RMB 29.4 million and RMB 0.6 million, respectively, to Zhangshu Yida, and the total paid-in capital increased to $15,842,337 (RMB100 million). We plan to develop Zhangshu Yida into a business entity primarily focusing on the operations of our new tourist destination, specifically, a Chinese traditional culture theme resort.

On July 7, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co., Ltd. (“Fenyi Yida”) which currently has no material business operations. The initial paid-in capital of Fenyi Yida was $1,762,477 (RMB 12 million).  On July 7, 2011, Fujian Yida further injected capital amounted to RMB 48 million to Fenyi Yida and the total paid-in capital increased to $9,391,876 (RMB 60 million). We plan to develop Fenyi Yida into a business entity primarily focusing on the operations of our new tourist destination, specifically, a caves entertainment park.

On June 24, 2011, Fujian Yida formed a wholly owned subsidiary, Fujian Yida Travel Service Co., Ltd (the “Yida Travel”). The total paid-in capital of Yida Travel was $1,546,670 (RMB 10 million).  Its primary business is to conduct domestic and international traveling services in China, including operating the direct sales of travel services for our current tourist destinations at the Great Golden Lake, Yunding Recreational Park, and Hua’An Tulou Cluster, and our three tourist destinations currently under construction, Ming Dynasty Entertainment World, China Yang-sheng (Nourishing Life) Paradise, and the City of Caves.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of China Yida Holding, Co. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

a. Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency is the Chinese Renminbi, however the accompanying condensed consolidated financial statements have been translated and presented in United States Dollars ($).

b. Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Anhui Yida, Yongtai Yunding, Zhangshu Yida, Fenyi Yida, Yida Travel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2012	December 31, 2011
Total current assets *	$12,296,913	$12,091,197
Total assets	$12,304,422	$12,098,729
Total current liabilities #	$10,334,705	$10,011,732
Total liabilities	$10,334,705	$10,011,732

* Including intercompany receivables of $12,286,755 and $12,090,456 as at March 31, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

# Including intercompany payables of $9,328,434 and $9,009,187 as at March 31, 2012 and December 31, 2011, respectively,  to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2012 and December 31, 2011, the Company has uninsured deposits in banks of approximately $4,040,180 and $5,435,000.

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

h. Intangible assets

Intangible assets consist of acquisition of management right of tourism destinations, commercial airtime rights and land use rights for tourism destinations.  They are amortized on the straight line basis over their respective lease periods. The lease period of management right, commercial airtime rights and land use rights is 30 years, 3 years and 40 years, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2012 and December 31, 2011.

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

Revenues from advance tourism destinations ticket sales are recognized when the tickets are used. Revenues from our contractors who have tourism contracts with us are generally recognized over the period of the applicable agreements commencing with the tourists visiting the tourism destinations. The Company also sells admission and activities tickets for a tourism destination  which the Company has the management right.

The Company sells the television airtime to third parties. The Company records advertising sales when advertisements are aired.

The Company has no allowance for product returns or sales discounts because services that are rendered and accepted by the customers are normally not refundable and discounts are normally not granted after service has been rendered.

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the three months ended March 31, 2012
	Fujian Jintai	Tulou
Gross receipts	$525,697	$522,650

Profit sharing costs	76,766	-
Nature resource compensation expenses	43,093	60,615
Total paid to the local governments	119,859	60,615

Net receipts	$405,838	$462,035

For the three months ended March 31, 2011
	Fujian Jintai	Tulou
Gross receipts	$771,024	$897,216

Profit sharing costs	99,308	-
Nature resource compensation expenses	64,396	103,104
Total paid to the local governments	163,704	103,104

Net receipts	$607,320	$794,612

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2012 and 2011 were $152,822 and $60,585, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $53,506 and $41,963 for the three months ended March 31, 2012 and 2011, respectively. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 and $104,078 as March 31, 2012 and December 31, 2011, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of March 31, 2012, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

u. Reclassification

Certain reclassifications have been made to the 2011 consolidated financial statements to conform to the 2012 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

v. Recent accounting pronouncements

In December 2011, the FASB issued revised guidance on “Disclosures About Offsetting Assets and Liabilities.” The revised guidance specifies that an entity should disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The revised guidance affects all entities that have financial instruments and derivative instruments. The revised guidance is effective for interim or annual periods beginning after January 1, 2013. We do not expect the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill and other intangible assets such as patents for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company does not expect the adoption of ASU 2011-08 to have a material effect on the Company’s condensed consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income.  Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted.  The amendments in this update are to be applied retrospectively.  The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s condensed consolidated financial statements.

3.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	March 31, 2012	December 31, 2011

Refundable deposits - land use rights	$5,682,646	$4,718,094
Other	356,398	242,990
	6,039,044	4,961,084
Less: Allowance	(20,847)	(20,695)
	$6,018,197	$4,940,389

Anhui Yida participated in a bid for several land use rights in Anhui Province, with the intention to develop our new tourism destination, Ming Dynasty Entertainment World.  Anhui Yida deposited $4,831,913 (RMB 30.5 million) with the local government of Anhui province to participate in the bid in 2011.  The deposit can be  applied to payment for the land use rights if the Company wins the bid or the Company may choose to receive the deposit returned by the government and make new payment for purchasing the land use rights after winning the bid.  On February 23, 2012, the local government of Anhui province refunded $2,951,427 (RMB 18.63 million) to Anhui Yida for certain of the land use rights that the Company had won the bid on.

OnMarch 31, 2012, Zhangshu Yida entered into a land use rights agreement with the local PRC government at City of Zhangshu in Jiangxi Province for the purchase of several land use rights for the development of our new tourism destination, China Yang-sheng Paradise..  Zhangshu Yida participated in a bid for those land use rights and deposited $3,802,161 (RMB 24 million) with the local government at City of Zhangshu to participate the bid during the first quarter of 2012.  The deposit can be applied to payment for the land use rights if the Company wins the bid or the Company may choose to receive the deposit returned by the government and make new payment for purchasing the land use rights after winning the bid.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	March 31, 2012	December 31, 2011

Advance payments related to land use rights	$3,981,359	$1,072,144
Advance payments related to hotel facilities of Yunding Park	143,828	142,781
Advance payments related to construction cost of Great Golden Lake	369,686	240,969
Other	436,350	428,631
	4,931,223	1,884,525
Less: Allowance	(3,121)	(3,098)
	$4,928,102	$1,881,427

As of March 31, 2012, advance payments related to land use rights mainly represented the advance payments made by Fujian Yida, Zhangshu Yida, and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $701,182 (RMB 4.4million) for an acquisition of land use rights, as well as advance payments of $3,168,467 (RMB 20 million) made by Zhangshu Yida to City of Zhangshu in Jiangxi Province relating to an acquisition of several land use rights for the development of China Yang-sheng Paradise (see Note 3).  Fenyi Yida made advance payments of $382,946 (RMB 2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi City.  The local government repaid $271,236 (RMB 1.7 million) to the Company at the end of January, 2012.

As of December 31, 2011, advance payments related to land use rights mainly represented the advance payments made by Fujian Yida and Fenyi Yida. Fujian Yida to the local government of Yongtai province of $691,987 (RMB4.4million) for the acquisition of land use rights. Fenyi Yida made advance payment of $380,157 (RMB2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi City.  The variances as compared to the amounts disclosed in the Company’s condensed consolidated financial statements as of March 31, 2012 were mainly the effect of foreign currency translation.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011

Buildings, Improvements and Attractions	$116,860,477	$116,009,545
Electronic Equipment	557,244	523,108
Transportation Equipment	2,514,760	2,399,339
Office Furniture	55,434	53,606
	119,987,915	118,985,598
Less: Accumulated Depreciation	(9,487,073)	(8,392,018)
Property and equipment, net	$110,500,842	$110,593,580

For the three months ended March 31, 2012, the depreciation expense was $1,035,896, of which $1,018,248 and $17,648 was included in cost of sales and in general and administrative expenses, respectively.

For the three months ended March 31, 2011, the depreciation expense was $841,189, of which $834,920 and $6,269 was included in cost of sales and in general and administrative expenses, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CONSTRUCTION IN PROGRESS

The construction in progress consists of the projects related to the construction of the following:

	March 31, 2012	December 31, 2011

Great Golden Lake	$3,070,513	$2,980,653
China Yang-sheng Paradise	13,386,401	12,049,824
City of Caves	12,231,103	10,933,552
	$28,688,017	$25,964,029

The construction in progress mainly related to the construction of new tourist resorts which the Company has developed. The estimated completion date of all these construction projects in progress will be September 30, 2012. The amount of capitalized interest included in construction in progress for the three months ended March 31, 2012 and 2011 amounted to $610,903 and $0, respectively.

Construction in progress of $0 and $14,735,861 were transferred to property and equipment during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011

Management right of tourist resort	$5,544,818	$5,504,443
Commercial airtime rights	6,664,541	6,616,013
Land use right	36,495,862	25,334,867
	48,705,221	37,455,323
Accumulated amortization	(5,752,368)	(5,100,313)
Intangible assets, net	$42,952,853	$32,355,010

Commercial airtime rights

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station.  Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $158,423 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011.  The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $190,108 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $228,130 (RMB1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties.  Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6.7 million (RMB 42,067,917) of commercial airtime rights as an intangible asset, $6.9 million (RMB 43,680,000) as an obligation under airtime rights commitment, and $253,532 (RMB 1,612,083) as deferred interest at inception.

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

Land use right

On October 31, 2010, the Company entered into an agreement with the local government in the PRC to acquire the land use rights for 40 years for the development of the Yunding Park.  The purchase consideration was $2,089,470 (RMB 13,189,150).

On October 31, 2011, the Company entered into a land use rights agreements with the local PRC governments for the purchase of the land use rights in Anhui to develop Ming Dynasty Entertainment World.  As of March 31, 2012, the Company paid approximately $10,639,306 (RMB 67.16 million), of which $9.13 million (RMB 58.08 million) was recorded at Long-Term Prepayments as of December 31, 2011 until the Company received the official certificates of land use rights issued by the government on February 29, 2012 and reclassified under Intangible Assets.

On November 3, 2011, the Company entered into five land use rights agreements with the local PRC governments for the purchase of the land use rights in Zhangshu City for 40 years to develop China Yang-sheng Paradise.  The total purchase consideration was $23,431,229 (RMB 147,902,605).

On December 13, 2011, the Company entered into a land use rights agreements with the local PRC governments for the purchase of the land use rights in Fenyi City to develop City of Caves.  As of March 31, 2012, the Company paid approximately $335,858 (RMB 2.12 million), which was recorded at Long-Term Prepayments as of December 31, 2011 until the Company received the official certificates of land use rights issued by the government on March 20, 2012 and reclassified under Intangible Assets.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INTANGIBLE ASSETS, NET (CONTINUED)

Amortization expense for the three months ended March 31, 2012 and 2011 amounted to $616,069 and $930,245, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,	Amounts
2013	$2,459,127
2014	1,163,244
2015	237,614
2016	237,614
2017	237,614
Thereafter	38,617,640
$42,952,853

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2011	December 31, 2011

Prepayments for project planning, assessments and consultation fees	$2,664,517	$2,136,883
Prepayments for acquisition of land use right and management right of tourist resort	-	9,481,598
Deferred financing costs, net of accumulated amortization of $118,141	1,314,037	846,695
Others	336,990	293,587
	$4,315,544	$12,758,763

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Anhui province and Jiangxi province.

For the three months ended March 31, 2012 and 2011, the Company paid approximately $675,800 (RMB 4.3 million) and approximately $369,100 (RMB 2.4 million) of fees in order to obtain additional debt used to construct various resort projects.  These fees are deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of March 31,	Amounts
2013	$262,530
2014	262,530
2015	262,530
2016	262,530
2017	262,530
Thereafter	318,916
Total minimum payments	$1,631,566
Current portion recorded under prepayments - current portion	(317,529)
Long term portion	$1,314,037

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	March 31, 2012	December 31, 2011

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.184% per annum, due November 4, 2012, guaranteed by Fujian Jintai Tourism Development Co., Ltd.	950,540	943,619
Total	$950.540	$943,619

Interest expense for the three months ended March 31, 2012 and 2011 amounted to $22,118 and $29,531, respectively. The interest expense for the three months ended March 31, 2012 and 2011 of $22,118 and $0, respectively was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	March 31, 2012	December 31, 2011

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (a))	13,782,833	13,682,472-

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (b))	10,297,519	10,615,711-

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due November 22, 2018, collateralized by the right to collect resort ticket sales at the Tulou resort, secured by the fixed assets of Fujian Tulou and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	5,346,789	5,504,443-

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	6,099,300	-
	35,526,440	29,802,626
Less: current portion	(5,452,932)	(3,761,894)
Total	$30,073,508	$26,040,732

Note:
(a)
$1,967,618 (RMB12,420,000) will be due in each twelve-month period as of March 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively, and $1,977,124 (RMB12,480,000) will be due in the twelve-month period as of March 31, 2019.  In November 2011 and in March 2012, $475,270 and $221,714 of financing costs were paid in connection with this loan.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	BANK LOANS (CONTINUED)

Long-term debt (continued)

(b)
$1,108,963 (RMB 7,000,000), $1,742,658 (RMB 11,000,000), $1,901,081 (RMB 12,000,000), $2,217,927 (RMB 14,000,000), $2,376,350 (RMB 15,000,000), and $950,539 (RMB 6,000,000) will be due in each of the twelve-month period as of March 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively.  In January 2011 and in March 2012, $385,286 and $380,216 of financing costs were paid in connection with this loan.

(c)
$792,116 (RMB 5,000,000) will be due in each twelve-month period as of March 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively, and $594,087 (RMB 3,750,000) will be due in the twelve-month period as of March 31, 2019. In December 2011 and in January 2012, $214,901 and $72,320 of financing costs were paid in connection with this loan.

(d)	$1,584,233 (RMB 10,000,000), $4,119,008 (RMB 26,000,000), and $396,059 (RMB 2,500,000) will be due in each twelve-month period as of March 31, 2013, 2014, and 2015, respectively.

Interest expense for the three months ended March 31, 2012 and 2011 amounted to $588,785 and $147,260, respectively.  Interest expense for the three months ended March 31, 2012 and 2011 of $588,785 and $0, respectively was capitalized as part of construction in progress.

10.	OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 7) consists of the following:

As of March 31,
2013	$2,585,469
2014	912,519
3,497,988
Less: Deferred interest	(111,996)
3,385,992
Less: Current portion	(2,585,469)
$800,523

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31, 2012	December 31, 2011

Unearned revenue	$1,439	$30,155
Accrued payroll	287,517	298,810
Welfare payables	23,601	23,428
Other	291,108	285,782
	$603,665	$638,175

12.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the three months ended March 31, 2012 and 2011 was 35% and 35%, respectively. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	INCOME TAX (CONTINUED)

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary for the three months ended March 31, 2012 and 2011 was 16.5% and 16.5%, respectively.

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

Provision for income tax consists of the following:

	For the three months Ended March 31,
	2012	2011

Current
USA	$-	$-
China	1,155,317	1,982,512
	1,155,317	1,982,512

Deferred
USA
Deferred tax asset for NOL carry forwards	67,936	518,045
Valuation allowance	(67,936)	(518,045)
	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	(23)
Net changes in deferred income tax under current portion	-	(23)

Non-current portion
Deferred tax asset for NOL carry forwards	658,559	5,100
Temporary difference from airtime rights expenses	104,078	(23,155)
Temporary difference from capitalized interest	26,793	-
Valuation allowance	(658,559)	(5,100)
Net changes in deferred income tax under non-current portion	130,871	(23,155)

Net deferred income tax expenses (benefit)	130,871	(23,178)

Total provision of income tax	$1,286,188	$2,005,690

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The change in total allowance for the three months ended March 31, 2012 and 2011 was an increase of $726,495 and $17,430, respectively.

13.	EQUITY

STOCK-BASED COMPENSATION

On January 21, 2011 (the “CFO Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s former Chief Financial Officer, George Wung, pursuant to which, the Company issued non-qualified stock options (the “CFO Stock Options”) to purchase a total of 75,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Chief Financial Officer. 15,000 CFO Stock Options vested on the CFO Stock Option Grant Date; 20,000 CFO Stock Options shall vest on the one-year anniversary of the CFO Grant Date; 20,000 CFO Stock Options shall vest on the second-year anniversary of the CFO Grant Date; and 20,000 CFO Stock Options shall vest on the third-year anniversary of the CFO Grant Date.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On November 5, 2011, Mr. Wung submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if CFO is removed from office for cause prior to the 21st day of January, 2012, any outstanding stock options held by him which are not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by CFO which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 60,000 CFO Stock Options were forfeited as of December 31, 2011. On January 6, 2012, Mr. Wung transferred options to purchase 15,000 shares to Mr. Minhua Chen, our Chairman and Chief Executive Officer, as a gift.

On January 21, 2011 (the “VPIR Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s former Corporate Secretary and VP of Investor Relation, Wei Zhang, pursuant to which, the Company issued non-qualified stock options (the “VPIR Stock Options”) to purchase a total of 75,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s VP of Investor Relation. 15,000 VPIR Stock Options shall vest on the VPIR Stock Option Grant Date; 20,000 VPIR Stock Options shall vest on the one-year anniversary of the VPIR Grant Date; 20,000 VPIR Stock Options shall vest on the second-year anniversary of the VPIR Grant Date; and 20,000 VPIR Stock Options shall vest on the third-year anniversary of the VPIR Grant Date. The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On November 5, 2011, Mr. Zhang submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if VPIR is removed from office for cause prior to the 21st day of January, 2012, any outstanding stock option held by him which is not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by VPIR which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 60,000 VPIR Stock Options were forfeited as of December 31, 2011. On January 6, 2012, Mr. Zhang transferred options to purchase 15,000 shares to Mr. Minhua Chen, our Chairman and Chief Executive Officer, as a gift.

On March 17, 2011 (the “ID Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s Independent Director, Michael Marks, pursuant to which, the Company issued non-qualified stock options (the “ID Stock Options”) to purchase a total of 30,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director. One half of the ID Stock Options vested on the ID Grant Date and the second half of ID Stock Options vested on June 10, 2011.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, Michael Marks, pursuant to which, the Company granted 20,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 20,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of March 31, 2012 and December 31, 2011 was approximately $18,250 and $36,500, respectively.  As of the date of this report, the issuance of the 20,000 restricted shares has been in process.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	EQUITY (CONTINUED)

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Chief Financial Officer	75,000	6.25	60%	0%	3.44%

Options to VP of Investor Relation	75,000	6.25	60%	0%	3.44%

Options to Independent Director	30,000	6.25	60%	0%	3.25%
	180,000

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2011	90,000
Granted	-
Exercised	-
Forfeited	--
Outstanding as of March 31, 2012	90,000

For the three months ended March 31, 2012 and 2011, the Company recognized approximately $18,250 and $362,331, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

The total unrecognized share-based compensation expense as of March 31, 2012 was approximately $18,250 which is expected to be recognized in 3 months.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida has not commenced operations as of March 31, 2012.  Non-controlling interest consisted of the following:

	March 31, 2012	December 31, 2011

Balance bought forward	$6,064,267	$94,595
Accumulated deficits	(67,303)	(195,823)
Accumulated other comprehensive income	44,637	236,701)
	6,041,601	135,473
Add: Repayment from non-controlling interest	-	5,928,794
Balance carry forward	$6,041,601	$6,064,267

15.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

As of March 31,	Amounts
2013	$333,639
2014	280,471
2015	273,646
2016	266,195
2017	271,983
Thereafter	12,764,033
Total minimum payments	$14,189,967

The Company incurred rental expenses of $88,225 and $28,765 for the three months ended March 31, 2012 and 2011, respectively, which included $2,382 and $2,276, respectively, paid to Xin Hengji Holding Company Limited, a related party.

(2) Capital commitments

China Yang-sheng Paradise

As of March 31, 2012, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $14,348,400 (RMB 90.57 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $13,386,400 (RMB 84.50 million), including capitalized interest.  The remaining will be completed and paid for by the end of 2012.

City of Caves

As of March 31, 2012, the total estimated contract costs to complete City of Caves are approximately $12,868,700 (RMB 81.23 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $12,231,100 (RMB 77.21 million), including capitalized interest.  The remaining will be completed and paid for by the end of 2012.

(3) Management rights commitments

In 2001, Fujian Jintai entered into a tourism management revenue sharing agreement which is related to the management rights with Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) to operate and to manage the Great Golden Lake resort from 2001 through 2032. The Company agreed to pay (1) 8% of the revenue from 2001 to 2005; (2) 10% of the revenue from 2006 to 2010; (3)12% of the revenue from 2011 to 2015; (4) 14% of the revenue from 2016 to 2020; (5) 16% of the revenue from 2021 to 2025; 18% from 2026 to 2032 to the Taining government. The Company paid approximately $76,766 and $99,308 to the Taining government for the three months ended March 31, 2012 and 2011, respectively, and recorded as cost of revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(4) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above). The Company paid approximately $43,093 and $64,396 to the Taining government for the three months ended March 31, 2012 and 2011, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Tulou Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $60,615 and $103,104 to the Hua’an government for the three months ended March 31, 2012 and 2011, respectively, and recorded as selling expenses.

(5) Litigation

The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

 CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	For The Three Months Ended March 31,
	2012	2011
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$1,166,263	$3,959,086

Basic earnings per share	$0.06	$0.20

Basic weighted average shares outstanding	19,551,785	19,551,785

	For The Three Months Ended March 31,
	2012	2011
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	$1,166,263	$3,959,086

Diluted earnings per share	$0.06	$0.20

Weighted average outstanding shares of common stock	19,551,785	19,551,785
Warrants	-	341,739
Options	-	1,666
Diluted weighted average shares outstanding	19,551,785	19,895,190

Potential common shares outstanding as of March 31:
Warrants outstanding	-	773,812
Options outstanding	90,000	75,000

For the three months ended March 31, 2012 and 2011, 90,000 and 75,000 options, respectively were not included in the diluted EPS because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.	BUSINESS SEGMENTS

During the three months ended March 31, 2012 and March 31, 2011, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding Park and Tulou Cluster. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the three months ended:

	For The Three Months Ended March 31,
	2012	2011
Revenues:
Advertisement	$6,194,519	$9,868,374
Tourism	1,536,190	1,915,103
Total	$7,730,709	$11,783,477

Operating income (loss):
Advertisement	$4,473,703	$7,252,673
Tourism	(1,784,740)	(457,086
Others	(207,560)	(666,834)
Total	$2,481,403	$6,128,753

Net income (loss):
Advertisement	$3,169,670	$5,368,128
Tourism	(1,862,640)	(730,161
Others	(208,070)	(690,515)
Total	$1,098,960	$3,947,452

Capital expenditure:
Advertisement	$-	$1,356
Tourism	2,669,272	109,634
Total	$2,669,272	$110,990

	March 31, 2012	December 31, 2011
Identifiable assets:
Advertisement	$3,116,536	$4,134,036
Tourism	198,639,887	189,882,849
Others	326,902	602,213
Total	$202,083,325	$194,619,098

Intangible assets:
Advertisement	$2,962,018	$3,491,785
Tourism	39,990,835	28,863,225
Total	$42,952,853	$32,355,010

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

19.	SUBSEQUENT EVENTS

The Company has evaluated events after the balance sheet date of these condensed consolidated financial statements through the date these condensed consolidated financial statements were issued.  There were no other material subsequent events as of that date.

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

Overview

The Company was formed on June 4, 1999 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On November 19, 2007, we consummated the acquisition of Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), received newly issued shares of our common stock (the “Merger”).

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

Results of Operations

During the three months ended March 31, 2012 and 2011, we are organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the three months ended March 31, 2012 and 2011:

	For the three months	For the three months		Increase/
(All amounts, other than	ended	ended	Increase/	(Decrease)
percentage, in U.S.	March 31,	March 31,	(Decrease)	Percentage
Dollar)	2012	2011	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$6,194,519	$9,868,374	$(3,673,855)	(37.23)
Tourism	1,536,190	1,915,103	(378,913)	(19.79)
Total net revenue	7,730,709	11,783,477	(4,052,768)	(34.39)

Cost of revenue
Advertisement	1,559,000	2,434,822	(875,822)	(35.97)
Tourism	1,267,593	1,089,401	178,192	16.36
Total cost of revenue	2,826,593	3,524,223	(697,630)	(19.80)

Gross profit	4,904,116	8,259,254	(3,355,138)	(40.62)

Selling expenses	1,142,965	863,891	279,074	32.30
General and administrative expenses	1,279,748	1,266,610	13,138	1.04
Income from operations	2,481,403	6,128,753	(3,647,350)	(59.51)
Other expense, net	(38,709)	(5,343)	(33,366)	624.48
Interest income	6,714	22,132	(15,418)	(69.66)
Interest expense	(64,260)	(192,400)	128,140	(66.60)
Less: Provision for income tax	1,286,188	2,005,690	(719,502)	(35.87)
Net income	1,098,960	3,947,452	(2,848,492)	(72.16)
Net loss attributable to non-controlling interest	67,303	11,634	55,669	478.50
Net income attributable to China Yida Holding Co.	$1,166,263	$3,959,086	$(2,792,823)	(70.54)

Net Revenue:

Net revenue decreased by approximately $4.05 million or 34%, from approximately $11.78 million for the three months ended March 31, 2011 to approximately $7.73 million for the three months ended March 31, 2012.  The decrease in net revenue was primarily due to the decrease in the revenue from advertisement.

Advertisement
Our revenue from advertisement decreased by approximately $3.67 million or 37% from approximately $9.86 million for the three months ended March 31, 2011 to approximately $6.19 million for the three months ended March 31, 2012.  In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial programs are broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.14 million from the “Journey through China on the Train” program for the quarter ended March 31, 2012 as compared to approximately $1.8 million for the same quarter in prior year.

The strict television advertising regulatory policy making by the government on educational television channel resulted in the decline in our advertisement revenue of FETV.  We generated approximately $6.05 million from the operation of FETV for the quarter ended March 31, 2012 as compared to approximately $8.07 million for the same quarter in prior year.

Tourism
Our revenue from tourism decreased by approximately $0.38 million or approximately 20%, from approximately $1.92 million for the three months ended March 31, 2011 to approximately $1.54 million for the three months ended March 31, 2012, including approximately $0.53 million from the Great Golden Lake resort, $0.49 million from Yunding Park, and $0.52 million from Hua’an Tulou.  The primary sources of the revenues are entrance fees, tour shuttle bus fees and restaurants.  The revenue decrease in tourism business was primarily due to the revenue decrease at Tulou tourism destination due to strong competition among the homogeneous tourism destinations, including Nanjing Tulou Cluster and Yongding Tulou Cluster.

Cost of Revenue:

Cost of revenue decreased by approximately $0.70 million or approximately 20%, from approximately $3.52 million for the three months ended March 31, 2011 to approximately $2.83 million for the three months ended March 31, 2012.

Advertisement
Our cost of revenue from advertisement decreased by approximately $0.88 million or approximately 36%, from approximately $2.43 million for the three months ended March 31, 2011 to approximately $1.56 million for the three months ended March 31, 2012.  The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism
Our cost of revenue from tourism for the three months ended March 31, 2012 increased by approximately $0.18 million or approximately 16%, from approximately $1.09 million for the three months ended March 31, 2011 to approximately $1.27 million for the three months ended March 31, 2012. The increase was due to the increase in depreciation cost for the new construction of tourism destination in Yunding.

Gross profit:

Gross profit decreased approximately $3.36 million, or approximately 41%, from approximately $8.26 million for the three months ended March 31, 2011 to approximately $4.90 million for the three months ended March 31, 2012. Our gross profit margin was approximately 63% for the three months ended March 31, 2012, compared to approximately 70% for the same period in 2011, representing a decrease of approximately 7 percentage points.

Advertisement
Our gross profit from advertisement decreased by approximately $2.80 million, or approximately 37%, from approximately $7.43 million for the three months ended March 31, 2011 to approximately $4.64 million for the three months ended March 31, 2012. Our gross profit margin from advertisement was approximately 75% for the three months ended March 31, 2012, which was consistent with the gross profit margin for the same period in 2011.

Tourism
Our gross profit from tourism decreased by approximately $0.56 million, or approximately 67%, from approximately  $0.83 million for the three months ended March 31, 2011 to approximately $0.27 million for the three months ended March 31, 2012. Our gross profit margin from tourism was approximately 17% for the three months ended March 31, 2012, compared to the gross profit margin of tourism of approximately 43% for the same period in 2011. The decrease of gross profit margin was primarily attributable to fixed cost derived from depreciation of property and equipment at tourism spots that remained steady despite the decrease in tourism revenue, as well as increase in depreciation cost for the new construction of tourism destination in Yunding.

Selling Expenses:

Our selling expenses were approximately $1.14 million for the three months ended March 31, 2012, compared to approximately $0.86 million for the three months ended March 31, 2011, which represents an increase of approximately $0.28 million, or approximately 32%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park during the three months ended March 31, 2012.

General and Administrative Expenses:

Our general and administrative expenses were approximately $1.28 million for the three months ended March 31, 2012, compared to approximately $1.27 million for the three months ended March 31, 2011, which represents a slight increase of approximately $0.01 million, or approximately 1%.  General and administrative expenses remained substantially steady.

Income Tax:

Income tax was approximately $1.29 million for the three months ended March 31, 2012, representing a decrease of approximately $0.72 million or approximately 36%, compared to the approximately $2.01 million for the three months ended March 31, 2011. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as decrease in the railway media revenue for the three months ended March 31, 2012 as compared with the same period in 2011.

Net Income:

As a result of the above factors, we have net income of approximately $1.10 million for the three months ended March 31, 2012 as compared to net income of approximately $3.95 million for the three months ended March 31, 2011, representing a decrease of approximately $2.85 million or approximately 72%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the railway media revenue for the three months ended March 31, 2012 as compared with the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity during the three months ended March 31, 2012 include cash from operations and proceeds from long-term loans.  Net proceeds from long-term loans were approximately $5.52 million.

As of March 31, 2012, we had cash and cash equivalents of approximately $4.14 million as compared to approximately $5.69 million as of December 31, 2011, representing a decrease of $1.54 million. The decrease was due to the decrease in revenue generated from Tulou tourism destination and railway media broadcast, the increase in expenditures on activities related to obtaining land use rights and on constructions in progress at the China Yang-sheng Paradise and the City of Caves.

As of March 31, 2012, our working capital was approximately $4.72 million as compared to $3.76 million as of December 31, 2011.

The following table sets forth a summary of our cash flows for the years indicated:

	For the three months ended March 31,
	2012	2011

Net cash provided by operating activities	$1,787,909	$4,604,275
Net cash used in investing activities	$(7,661,745)	$(555,680)
Net cash provided by financing activities	$4,290,115	$10,183,455

Net cash provided by operating activities was approximately $1.79 million for the three months ended March 31, 2012, compared to approximately $4.60 million for the three months ended March 31, 2011.  The decrease of $2.82 million was primarily due to the decrease in revenue generated from the Tulou tourism destination, and railway media broadcasts.

Net cash used in investing activities was approximately $7.66 million for the three months ended March 31, 2012, compared to approximately $0.56 million for the three months ended March 31, 2011.  The increase in net cash used in investing activities was due to the increase in expenditures on activities related to obtaining land use rights and on constructions in progress at the China Yang-sheng Paradise and the City of Caves..

Net cash provided by financing activities amounted to approximately $4.29 million for the three months ended March 31, 2012, compared to approximately $10.18 million for the three months ended March 31, 2011, representing a decrease of approximately $5.89 million.  The decrease in net cash provided by financing activities was mainly because of the lower amount of bank loans obtained during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Bank loans

The Company has five bank loans from four institutional lenders for the development of the tourism destinations.

1.
A loan for approximately $0.95 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 9.184% per annum, and is due November 4, 2012.  It is guaranteed by Fujian Jintai Tourism Development Co., Ltd.

2.
A loan for approximately $13.78 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum.  $1,967,618 (RMB 12,420,000) will be due in each twelve-month period as of March 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively, and $1,977,124 (RMB 12,480,000) will be due in the twelve-month period as of March 31, 2019.  It is collateralized by the right to collect ticket sales at the Great Golden Lake.

3.
A loan for approximately $10.30 million from Industrial and Commercial Bank of China Limited.  It bears interest at 6.40% per annum.  $1,108,963 (RMB 7,000,000), $1,742,658 (RMB 11,000,000), $1,901,081 (RMB 12,000,000), $2,217,927 (RMB 14,000,000), $2,376,350 (RMB 15,000,000), and $950,539 (RMB 6,000,000) will be due in each of the twelve-month period as of March 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively.  It is secured by credit guarantee of Fujian Jintai and the right to collect ticket sales at Yunding Park as additional collateral.

4.
A loan for approximately $5.35 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $792,116 (RMB 5,000,000) will be due in each twelve-month period as of March 31, 2013, 2014, 2015, 2016, 2017 and 2018, respectively, and $594,087 (RMB 3,750,000) will be due in the twelve-month period as of March 31, 2019. It is collateralized by the right to collect ticket sales at the Tulou tourism destination, fixed assets of Fujian Tulou and personal guarantee by directors as additional collateral.

5.
A loan for approximately $6.10 million from China Minsheng Banking Corp, Ltd.. The loan bears interest at 11.97% per annum. $1,584,233 (RMB 10,000,000), $4,119,008 (RMB 26,000,000), and $396,059 (RMB 2,500,000) will be due in each twelve-month period as of March 31, 2013, 2014, and 2015, respectively. It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the coming 12 months, we have approximately $6.40 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for the next twelve months.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of March 31, 2012:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$36,476,980	$6,403,473	$13,678,274	$10,113,748	$6,281,485
Operating Lease Obligations	14,189,967	333,639	554,117	538,178	12,764,033
Obligation under airtime rights	3,385,992	2,585,469	800,523	-	-
Total	$54,052,939	$9,322,581	$15,032,914	$10,651,926	$19,045,518

Capital Commitments

China Yang-sheng Paradise
As of March 31, 2012, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $14,348,400 (RMB 90.57 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $13,386,400 (RMB 84.50 million), including capitalized interest.  The remaining will be completed and paid for by the end of 2012.

City of Caves
As of March 31, 2012, the total estimated contract costs to complete City of Caves are approximately $12,868,700 (RMB 81.23 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $12,231,100 (RMB 77.21 million), including capitalized interest.  The remaining will be completed and paid for by the end of 2012.

Management Rights Commitments

In 2001, Fujian Jintai entered into a tourism management revenue sharing agreement which is related to the management rights with Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) to operate and to manage the Great Golden Lake from 2001 through 2032. The Company agreed to pay (1) 8% of the revenue from 2001 to 2005; (2) 10% of the revenue from 2006 to 2010; (3)12% of the revenue from 2011 to 2015; (4) 14% of the revenue from 2016 to 2020; (5) 16% of the revenue from 2021 to 2025; 18% from 2026 to 2032 to the Taining government. The Company paid approximately $76,766 and $99,308 to the Taining government for the three months ended March 31, 2012 and 2011, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake. The Company agreed to pay 10% of the revenue from sale of tickets after deduction of the profit sharing with Taining government (see above). The Company paid approximately $43,093 and $64,396 to the Taining government for the three months ended March 31, 2012 and 2011, respectively, and recorded as selling expenses.

In December 2008, Yida Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou Clusters. The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Tulou tourism destination is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $60,615 and $103,104 to the Hua’an government for the three months ended March 31, 2012 and 2011, respectively, and recorded as selling expenses.

2012-2013 Outlook

In 2012, we will continue constructing and developing Yunding Park’s second phase of construction and three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations out of Fujian province and throughout China. The construction was in line with our schedule. We expect to complete the first phase construction of these three new projects and open them to the public by the end of 2012. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. Over the next three years, we will mainly focus on developing our existing six tourist destinations.  All required construction funds will be funded either from our net income and operating cash flow or will be financed through bank loans.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2011, filed on March 29, 2012 (the “Annual Report”).

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Yida Tulou, Anhui Yida, Yongtai Yunding, Zhangshu Yida, Fenyi Yida, Yida Travel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2012	December 31, 2011
Total current assets *	$12,296,913	$12,091,197
Total assets	$12,304,422	$12,098,729
Total current liabilities #	$10,334,705	$10,011,732
Total liabilities	$10,334,705	$10,011,732

* Including intercompany receivables of $12,286,755 and $12,090,456 as at March 31, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

# Including intercompany payables of $9,328,434 and $9,009,187 as at March 31, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

Use of estimates and assumptions

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. The most significant estimates reflected in the condensed financial statements include depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2012 and December 31, 2011, the Company has uninsured deposits in banks of approximately $4,040,180 and $5,435,000.

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

Intangible assets

Intangible assets consist of acquisition of management right of tourism destinations, commercial airtime rights and land use rights for tourism destinations.  They are amortized on the straight line basis over their respective lease periods. The lease period of management right, commercial airtime rights and land use rights is 30 years, 3 years and 40 years, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2012 and December 31, 2011.

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

Revenues from advance tourism destinations ticket sales are recognized when the tickets are used. Revenues from our contractors who have tourism contracts with us are generally recognized over the period of the applicable agreements commencing with the tourists visiting the tourism destinations. The Company also sells admission and activities tickets for a tourism destination  which the Company has the management right.

The Company sells the television airtime to third parties. The Company records advertising sales when advertisements are aired.

The Company has no allowance for product returns or sales discounts because services that are rendered and accepted by the customers are normally not refundable and discounts are normally not granted after service has been rendered.

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights:

For the three months ended March 31, 2012
	Fujian Jintai	Yida Tulou
Gross receipts	$525,697	$522,650

Profit sharing costs	76,766	-
Nature resource compensation expenses	43,093	60,615
Total paid to the local governments	119,859	60,615

Net receipts	$405,838	$462,035

For the three months ended March 31, 2011
	Fujian Jintai	Yida Tulou
Gross receipts	$771,024	$897,216

Profit sharing costs	99,308	-
Nature resource compensation expenses	64,396	103,104
Total paid to the local governments	163,704	103,104

Net receipts	$607,320	$794,612

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2012 and 2011 were $152,822 and $60,585, respectively.

Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $53,506 and $41,963 for the three months ended March 31, 2012 and 2011, respectively. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 and $104,078 as March 31, 2012 and December 31, 2011, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Recent accounting pronouncements

In December 2011, the FASB issued revised guidance on “Disclosures About Offsetting Assets and Liabilities.” The revised guidance specifies that an entity should disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The revised guidance affects all entities that have financial instruments and derivative instruments. The revised guidance is effective for interim or annual periods beginning after January 1, 2013. We do not expect the adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

In September 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill and other intangible assets such as patents for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company does not expect the adoption of ASU 2011-08 to have a material effect on the Company’s condensed consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income, an amendment to ASC Topic 220, Comprehensive Income.  Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted.  The amendments in this update are to be applied retrospectively.  The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s condensed consolidated financial statements.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.                      Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)
Changes in internal control over financial reporting. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Mine Safety Disclosures.

Not applicable.

Item 5.                     Other Information.

None.

Item 6. Exhibits.

Exhibit Number		Exhibit Description
31.1		Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	RL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

*  Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: May 11, 2012	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)