Form 10-K/A
period 2011-12-31
CHINA YIDA HOLDING, CO.
filed 2012-06-04
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

(Mark One)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of China Yida Holding, Co. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012 (the “2010 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letter from the staff of the SEC dated April 24, 2012 (the “SEC Comment Letter”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 29, 2012, the filing date of the 2011 Annual Report.

INDEX

FORM 10-K /A
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

FETV is broadcasting 24 hours per day. The maximum advertising minutes is about 20% of daily broadcasting hours. We do not devote any advertising minutes to our own tourist attractions and only introduce our tourist attractions within the TV program. In 2009, we sold an aggregate of 770 hours of advertising, or approximately 44% of the total advertising time available. In 2010, we sold an aggregate of 790 hours of advertising, or approximately 45% of the total advertising time available. In 2011, we sold an aggregate of 800 hours of advertising, or approximately 40% of the total advertising time available. In 2009, 2010 and 2011, the maximum amount of advertisements on FETV is about 4.8 hours per day.

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

Yunding Park

On November 27, 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtain government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. As of December 31, 2011, we have invested approximately $73 million to build the tourism, transportation and entertainment facilities. We generate revenue from entrance fees, cable cars and other entertainment activities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida is currently responsible for the development and operations of Yuding Park. We are still in construction of the second phase of Yunding Park. Once the second phase development is completed, Yunding Resort Management will be responsible for the management services of Yunding Park

Under the contractual arrangements with respect to Yunding Park, Fujian Yida is entitled to: (1) the ticket sales revenue, provided, that, we are required to pay a total of 5 million RMB ($790,000 USD) to the Yongtai County People’s Government over the course of the first 10 years of the Agreement; (2) the earnings excluding 5% of the actual ticket sales during that time in the second ten years; (3) the earnings excluding 6% of the actual ticket sales during that time in the third ten years and (4) the earnings excluding 7% of the actual ticket sales during that time in the fourth ten years. As of May 24, 2012, we have paid to the Yongtai County local government 3 million RMB. We plan to pay to the local government the remaining 2 million RMB by 2018.

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

Our ticket prices are subject to the approval of the local PRC government. According to the PRC Pricing Law, the scope and level of the government-set and guided prices shall properly be adjusted in light of the national economy.  The Company may file an application with the government to request a price change to our ticket prices. However, the government will use its discretion to decide whether or not to adjust the ticket price and will use their discretion to determine the adequate price for the tickets to our park. Additionally, even if we do not apply for a price adjustment, the local PRC government may adjust the price based on consumer or business operations or the national economy

In 2010, Hua’an Tulou Cluster had 235,000 visitors and gross ticket sales of 26,680,000 RMB ($3,935,800 USD) and we paid the Hua’an County government 3,625,000 RMB ($534,900 USD). In 2011, Hua’an Tulou Cluster had 203,000 visitors, a decrease of 13.6% , and gross ticket sales of 15,700,000 RMB ($2,429,000 USD), a decrease of 41.2% as compared to 2010 , and we paid the Hua’an County government 2,160,000 RMB ($334,600 USD). We are facing strong competition among the homogeneous tourism destinations such as Nanjing Tulou Cluster and Yongding Tulou Cluster. The gross ticket sales decrease of 41.2% because we have to provide deeper ticket discount among the strong completion and the tourist consumption was also decreased. We expect this trend to continue in the future.

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

On April 20, 2010, a new project company, Anhui Yida Tourism Development Co., Ltd. (hereinafter the Project Company), was established with a total registered capital of RMB100 million (approximately $14.6 million USD). The Project Company has been formed by China Yida and Anhui Xingguang as a joint project with China Yida owning 60% and Anhui Xingguang owning 40%. The business scope of Anhui Yida Tourism Development Co., Ltd. is tourism destination, project development, parking services, photo services and real estate management services. A copy of our cooperative agreement between us and Anhui Xingguang is attached hereto as Exhibit 10.27. China Yida is required to contribute approximately RMB60 million (approximately $8.78 million) to retain 60% equity of the Project Company, and Anhui Xingguang is required to contribute approximately RMB40 million (approximately $5.8 million) to retain 40% equity of the Project Company. Anhui Xingguang is a reputable private company with businesses in the real estate and commercial sectors locally. This Project Company is expected to combine the expertise in real estate development, tourism and commerce from both shareholders. China Yida will be responsible for the planning and operation of the Ming Dynasty Entertainment World. For the first phase of construction, the Project Company is budgeting approximately RMB250 million (approximately $36.6 million), with China Yida and Anhui Xingguang contributing on a pro rata basis, and includes the purchase of the 40-year land use rights for a parcel of approximately 41.185 acres (commercial land use, "Commercial Land") and another parcel of approximately 82.37 acres (industrial land use, "Industrial Land") as well as the construction of the Royal Hot Spring World. Management expects to open the first phase of the Ming Dynasty Entertainment World to visitors by the end of 2012. Pursuant to the terms of a lease transfer agreement, the Project Company will be allowed to lease a larger piece of land with approximately 4,500 Mu (approximately 740 acres, ecological land use, "Ecological Land") for approximately RMB350,000 (approximately $51,300) per annum from the local residents. Copies of the lease transfer agreement and the original lease agreements are attached hereto as Exhibit 10.28 and Exhibits 10.32 to 10.36 . This lease transfer agreement is only for the management rights of the property and, therefore, we would not be required to obtain land-use rights from the local PRC government.

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

Zhangshu Municipal Government has agreed not to approve any additional salt water hot spring or related tourism projects to any third parties to protect the exclusivity of Project.  It will also waive the usage fees of the project tourism resources and thermohaline spring water resources . In addition, it will waive or reduce most of the administration fees throughout the Project’s constructions. It will also allow China Yida to pay for its outdoor lighting at a cheaper rate as of city’s street lighting.

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

According to Article 2 of Laws of the PRC on Foreign-Funded Enterprises (the “WFOE Law”), “foreign-funded enterprises” refers to those enterprises established in China by foreign investors, exclusively with their own capital, in accordance with relevant Chinese laws and such term does not include branches set up in China by foreign enterprises and other foreign economic organizations. Such enterprise, exclusively with capital of foreign investors, commonly is named as “Wholly Foreign-owned Enterprise, that is, “WFOE.” In addition, according to Article 8 of WFOE Law, an enterprise with foreign capital which meets the conditions for being considered a legal person under Chinese law shall be recognized as a Chinese legal person in accordance with the law. WFOE, therefore, is a Chinese legal person, rather than a foreign investor, as long as it meets the conditions for Chinese legal person. Yida (Fujian) Tourism Group is a limited liability company, a type of Chinese legal person, according to its business license and pursuant to Article 3 of PRC Company Law . Fuyu is currently owned by a Chinese legal person. It is therefore not qualified as a WFOE which is subject to WFOE Law. In addition, the business license of Fuyu shows that the type of enterprise is a limited liability company wholly owned by a legal person of wholly foreign owned enterprise, rather than owned by a legal person in Taiwan, Hong Kong or Macao or overseas as indicated in the business license of Yida (Fujian) Tourism Group.

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

●
WE REQUIRE VARIOUS LICENSES TO OPERATE OUR BUSINESS, AND THE LOSS OF OR FAILURE TO RENEW ANY OR ALL OF THESE LICENSES COULD REQUIRE US TO SUSPEND SOME OR ALL OF OUR OPERATIONS. ALSO, THE LOSS OR MISAPPROPRIATION OF THE CORPORATE CHOPS, SEALS, OR OTHER CONTROLLING NONTANGIBLE ASSETS OF OUR PRC SUBSIDIARIES MIGHT DELAY OR DISRUPT OUR BUSINESS AND ADVERSELY AFFECT OUR REVENUES.

In accordance with PRC laws and regulations, we are required to maintain various licenses in order to operate our business. The loss of or failure to renew our business licenses could require us to temporarily or permanently suspend some or all of our operations. We also keep the business licenses, corporate seal s, chops or other controlling nontangible assets under the Company’s Administration Department. Our staff in the Administration Department are responsible to do the document recording and for the use of the corporate seals. The corporate seals and licenses can only be used based on management’s written approval. If we lose the business license, corporate seal and other related documents, the Company may have to file with local government for re-issuance of such documents which could delay or disrupt our operations and adversely affect our revenues and profitability.

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

Land bidding process is usually as follows: the government releases the notice of listed land transfer, announcing such information as the proposed land transfer situation, bidding qualifications and application materials; each bidder is required to pay the deposit and submit bidding application materials which will be reviewed and compared by the government; and finally the government will select the most competitive bidder to confirm the land transaction and sign a “state-owned land use rights transfer contract.” Anhui Yida has obtained the land-use rights certificate in February 2012.  The government will refund the deposit after submitting the relatively land documents to government.

It is anticipated that we will have the land use rights for the tourism property for forty (40) years from the date of acquisition. Even though the application has been submitted to the local government and land authority, the processing time is uncertain. We will provide disclosure once we have officially obtained the land use rights from the local government authorities.

We do not need to obtain the land use rights to manage the Golden Lake , Tulou and Yunding Park. As to Yang-Sheng Paradise and the City of Caves, we started the road construction toward the tourist sites, but have not started the site construction. As to Ming Dynasty, we only finished the design and plan of the site and have not started the site construction. We do not need to obtain the land use rights to Yang-Sheng Paradise, the City of Caves or the Ming Dynasty before we can proceed with our site construction. We anticipate our grand opening for these destinations will occur at the end of 2012 but we do not anticipate that we will have the land-use rights at that time.

Fenyi Yida made advance payments to the local government of Fenyi Coutny for the acquisition of land use rights relatives to the City of Caves tourist destination. The land-use rights the company obtained from Fenyi belonged to the local farmers.  Pursuant to relevant PRC regulations, Fenyi government should compensate the local farmers before issuing the land use rights to the company, these compensations are part of the Company’s land expenditure.  Fenyi government is willing to reimburse this part of land expenditure for the Company, but the reimbursement procedure takes very long time. Therefore, the Company decided to compensate the local farmers for the Fenyi government first in order to speed up the process of land use rights. The Company did not enter any agreement with Fenyi government about the compensation prepayment. Fenyi government orally agrees to repay the Company by installment.

There is no law or regulation stating that we do not need land use rights before commencing construction on these projects. However, in practice, because we have the management rights to these destinations, we are not required to obtain land certificates before commencing construction. We will be entitled to any profits generated from the construction. However, we do not have ownership to the construction because we do not have the land use rights. The Company is under procedure to obtain its land use right. If we eventually fail to obtain land use right, we may fail to obtain ownership to the construction, buildings and improvements we make on the land if it proceed with the construction before obtaining land-use rights.

We do not need to obtain the land-use rights for the relevant properties to manage the Golden Lake, Tulou and Yunding Park locations because the local PRC governments allow us to operate and manage the property without having the land-use rights. We expect to apply for the land-use rights but at the present time only have management rights of the properties. In general, the land use right is an exclusive property right granted under PRC Property law, pursuant to which a company has right to develop the land, for example, build a restaurant and hotel, etc., while the management rights are granted under the specific agreement, we only have the rights to manage the destinations, cannot rent the land or build any construction building on the land without local government’s approval.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K /A . The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Advertisement
Advertisement revenue decreased by approximately $4.93 million or approximately 13% from approximately $37.90 million for the year ended December 31, 2010 , to approximately $32.97 million for the year ended December 31, 2011. We generated approximately $29.69 million from the operation of FETV in 2011 as compared to $31.32 million in 2010, and $3.28 million from the “Journey through China on the Train” program in 2011 as compared to $6.58 million in 2010.

This decrease was primarily due to the instability of the railway media broadcast revenue as compared with 2010. Instability means that the program is broadcasting manually by the train attendant, we cannot monitor how he/she broadcasts the tape, or whether he/she has inserted the program tape or not. Railway program is a 20 minute infomercial program, the content of the programs are tourism news and information. Advertising clients choose the length of the advertisement during the program, and the period of time they want the advertisement to be broadcasted.  Recently some clients decide to purchase less advertisement from the company, and they may consider give up the railway promotion and terminate the cooperation with the company due to the instability of the railway program. The operators determine in their sole discretion to broadcast the railway program or not. We cannot monitor the operator’s daily work.

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far . In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with infomercial advertisements. The infomercial program is broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P. R. China and cable TV channels covering 18 railway bureaus. We agree to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years.  At the end of 2011, “Journey through China on the Train” was shown on approximately 108 railroad lines.

Advertisement revenue from FETV also has experienced a 5.2% fall from $31.32 million to $29.69 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. The new restricting content of TV advertising included shopping programs, mini ads and certain medical advertisements. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism
Tourism revenue decreased by approximately $7.38 million or approximately 44.4%, from approximately $16.62 million to approximately $9.24 million, including $4.94 million from the Great Golden Lake resort, $1.28 million from Yunding Park and $3.02 million from Hua’an Tulou. The primary sources of the revenues are entrance fees, tour shuttle bus fees and restaurants. The decrease was primarily due to a decrease in the number of tourists visiting the Great Golden Lake Resort in the year of 2011. The effect of the flooding that occurred at the Great Golden Lake Resort during the second half of 2010 reduced the number of tourists visiting in the whole year of 2011. The decrease in revenue is also attributed to the strong competition among the homogeneous tourism destinations, including Nanjing and Yongding Tulou Cluster and the poor road condition that connect from Yongtai Town to Yunding Park.

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

Net cash used in investing activities was approximately $47.95 million in 2011 as compared to approximately $55.21 million in 2010, representing a decrease in capital expenditures of approximately $7.26 million due to the fact that the construction of the various resorts was nearly complete during the year ended December 31, 2011.  The decrease in net cash used in investing activities was mainly due to: (i) most of Yunding Park constructions have been completed in 2010, so the construction in progress reduced drastically. The cash has been reduced about $46.8 million; and (ii) we increased the expenditures for obtaining land use right in Zhangshu city. The payment in cash was $20.9 million more than previous year. After offsetting $46.8 million by $20.9 million, our totally net cash used in investing activities was still decreasing.

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

We do not expect any large mandatory capital expenditure in the long term period. We believe we can arrange capitals or funds for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds. We believe that our currently available working capital, credit facilities referred to above and the expected additional credit facility should be adequate to sustain our operations at the current level for the next twelve months.

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

Compensation for using nature resources commitments

In 2007, Fujian Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $416,000 and $1,004,000 to the Taining government for the year ended December 31, 2011 and 2010, respectively, and recorded as selling expenses.

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

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of May 24, 2012, we have paid to the Yongtai County local government 3 million RMB, or $0.48 million. We plan to pay to the local government the remaining 2 million RMB, or $0.32 million, by 2018.

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

As of December 31, 2011, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai County of $691,987 (RMB4.4million) for the acquisition of land use rights. Fenyi Yida made advance payment of $380,157 (RMB2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi County . The local government repaid $267,358 (RMB 1.7 million) to the Company at the end of January, 2012.

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

In November 2011, the Company obtained five land use rights certificates from the local PRC governments for the purchase of the land use rights in Jiangxi to develop Jiangxi Zhongzhu Yang Sheng Tian Tang resort. The total purchase consideration was $23,340,077 (RMB147,902,605).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. During 2011, we engaged an international accounting and consulting firm to review existing controls and provide suggestions to improve out controls.  We are in the process of evaluating these suggestions and implementing those procedures that will improve existing controls. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (11)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (11)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (11)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (11)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (11)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government *
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (11)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (11)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (11)
10.27	Cooperative agreement between us and Anhui Xingguang (12)
10.28	Lease Transfer Agreement with Xingguang (12)
10.29	Lease Agreement for Great Golden Lake (12)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (12)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (12)
10.32	Mountain and Forest Land Lease Contract with Caoxiang Village, dated July 17, 2008 and Supplement, dated July 19, 2008 *
10.33	Mountain and Forest Land Lease Contract with Dalu Village, dated November 20, 2008 *
10.34	Mountain and Forest Land Lease Contract with Hongta Village, dated November 20, 2008 *
10.35	Mountain and Forest Land Lease Contract with Caoxiang Village, dated November 10, 2009 *
10.36	Mountain and Forest Land Lease Contract with Zhangxiang Village, dated November 10, 2009 *
10.37	Bank Loan Agreement, dated November 18, 2011 *
10.38	Bank Loan Agreement, dated January 26, 2011 *
10.39	Bank Loan Agreement, dated October 25, 2011 *
10.40	Bank Loan Agreement, dated November 7, 2011 *
10.41	Director Agreement between the Company and Michael Marks, dated June 10, 2011 *
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (13)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	2008 Development Report of Chinese Radio and Television (4)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K/A filed on March 27, 2012.
(13)	Previously filed as Exhibits to Form 10-K filed on March 29, 2012.

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: May 25 , 2012	By:	/s/Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Minhua Chen	Chief Executive Officer, Chairman and Director.	May 25 , 2012
Minhua Chen

/s/Yongxi Lin	Chief Financial Officer	May 25 , 2012
Yongxi Lin	(Principal Financial Officer; Principal
Accounting Officer)

/s/Yanling Fan	Chief Operating Officer and Director	May 25 , 2012
Yanling Fan

/s/Michael Marks	Director	May 25 , 2012
Michael Marks

/s/Fucai Huang	Director	May 25 , 2012
Fucai Huang

/s/Chunyu Yin	Director	May 25 , 2012
Chunyu Yin