Form 10-K/A
period 2011-12-31
CHINA YIDA HOLDING, CO.
filed 2012-07-26
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.  2 TO FORM 10-K

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

EXPLANATORY NOTE

This Amendment No.  2 (“Amendment No. 2 ”) to the Annual Report on Form 10-K of China Yida Holding, Co. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012 (the “201 1 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letter from the staff of the SEC dated June 14 , 2012 (the “SEC Comment Letter”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.  2 .

This Amendment No.  2 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No.  2 does not reflect any event occurring after March 29, 2012, the filing date of the 2011 Annual Report.

INDEX

FORM 10-K/A
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

Our ticket prices are subject to the approval of the local PRC government. According to the PRC Pricing Law, the scope and level of the government-set and guided prices shall properly be adjusted in light of the national economy.  The Company may file an application with the government to request a price change to our ticket prices. However, the government will use its discretion to decide whether or not to adjust the ticket price and will use their discretion to determine the adequate price for the tickets to our park. Additionally, even if we do not apply for a price adjustment, the local PRC government may adjust the price based on consumer or business operations or the national economy

In 2010, Hua’an Tulou Cluster had 235,000 visitors and gross ticket sales of 26,680,000 RMB ($3,935,800 USD) and we paid the Hua’an County government 3,625,000 RMB ($534,900 USD). In 2011, Hua’an Tulou Cluster had 203,000 visitors, a decrease of 13.6% , and gross ticket sales of 15,700,000 RMB ($2,429,000 USD), a decrease of 41.2% as compared to 2010, and we paid the Hua’an County government 2,160,000 RMB ($334,600 USD). We are facing strong competition among the homogeneous tourism destinations such as Nanjing Tulou Cluster and Yongding Tulou Cluster. The gross ticket sales decrease of 41.2% because we have to provide deeper ticket discount among the strong completion and the tourist consumption was also decreased. We expect this trend to continue in the future.

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

On April 20, 2010, a new project company, Anhui Yida Tourism Development Co., Ltd. (hereinafter the Project Company), was established with a total registered capital of RMB100 million (approximately $14.6 million USD). The Project Company has been formed by China Yida and Anhui Xingguang as a joint project with China Yida owning 60% and Anhui Xingguang owning 40%. The business scope of Anhui Yida Tourism Development Co., Ltd. is tourism destination, project development, parking services, photo services and real estate management services. A copy of our cooperative agreement between us and Anhui Xingguang is attached hereto as Exhibit 10.27. China Yida is required to contribute approximately RMB60 million (approximately $8.78 million) to retain 60% equity of the Project Company, and Anhui Xingguang is required to contribute approximately RMB40 million (approximately $5.8 million) to retain 40% equity of the Project Company. Anhui Xingguang is a reputable private company with businesses in the real estate and commercial sectors locally. This Project Company is expected to combine the expertise in real estate development, tourism and commerce from both shareholders. China Yida will be responsible for the planning and operation of the Ming Dynasty Entertainment World. For the first phase of construction, the Project Company is budgeting approximately RMB250 million (approximately $36.6 million), with China Yida and Anhui Xingguang contributing on a pro rata basis, and includes the purchase of the 40-year land use rights for a parcel of approximately 41.185 acres (commercial land use, "Commercial Land") and another parcel of approximately 82.37 acres (industrial land use, "Industrial Land") as well as the construction of the Royal Hot Spring World. Management expects to open the first phase of the Ming Dynasty Entertainment World to visitors by the end of 2012. Pursuant to the terms of a lease transfer agreement, the Project Company will be allowed to lease a larger piece of land with approximately 4,500 Mu (approximately 740 acres, ecological land use, "Ecological Land") for approximately RMB350,000 (approximately $51,300) per annum from the local residents. Copies of the lease transfer agreement and the original lease agreements are attached hereto as Exhibit 10.28 and Exhibits 10.32 to 10.36. This lease transfer agreement is only for the management rights of the property and, therefore, we would not be required to obtain land-use rights from the local PRC government.

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

Zhangshu Municipal Government has agreed not to approve any additional salt water hot spring or related tourism projects to any third parties to protect the exclusivity of Project.  It will also waive the usage fees of the project tourism resources and thermohaline spring water resources. In addition, it will waive or reduce most of the administration fees throughout the Project’s constructions. It will also allow China Yida to pay for its outdoor lighting at a cheaper rate as of city’s street lighting.

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

Regulations

The principal regulations governing advertising businesses in China include:

●	The Advertising Law (1994);
●	The Advertising Administrative Regulations (1987); and
●	The Implementing Rules for the Advertising Administrative Regulations (2004).
●	The PRC Pricing Law
●	The State Council’s Regulations on Scenic Spots
●
The National Development and Reform Commission’s Circular on Further Standardizing the Administration over the Price of Entrance Tickets to Sightseeing Spots (2005) and the Notice on Further Improving Administration of Scenic Spots’ Admission Price (2007)

●	The Notice on Regulating the Ticket Price of Scenic Spots (2008); and
●	The State Council’s Opinions on Accelerating the Development of Tourism Industry (2009)

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

According to Article 2 of Laws of the PRC on Foreign-Funded Enterprises (the “WFOE Law”), “foreign-funded enterprises” refers to those enterprises established in China by foreign investors, exclusively with their own capital, in accordance with relevant Chinese laws and such term does not include branches set up in China by foreign enterprises and other foreign economic organizations. Such enterprise, exclusively with capital of foreign investors, commonly is named as “Wholly Foreign-owned Enterprise, that is, “WFOE.” In addition, according to Article 8 of WFOE Law, an enterprise with foreign capital which meets the conditions for being considered a legal person under Chinese law shall be recognized as a Chinese legal person in accordance with the law. WFOE, therefore, is a Chinese legal person, rather than a foreign investor, as long as it meets the conditions for Chinese legal person. Yida (Fujian) Tourism Group is a limited liability company, a type of Chinese legal person, according to its business license and pursuant to Article 3 of PRC Company Law. Fuyu is currently owned by a Chinese legal person. It is therefore not qualified as a WFOE which is subject to WFOE Law. In addition, the business license of Fuyu shows that the type of enterprise is a limited liability company wholly owned by a legal person of wholly foreign owned enterprise, rather than owned by a legal person in Taiwan, Hong Kong or Macao or overseas as indicated in the business license of Yida (Fujian) Tourism Group.

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

On May 20, 2010, BDO Li Xin Da Hua was appointed as our independent auditors but never completed any interim review of our financial statements or issued any audit report on our financial statement disclosure, or auditing scope or procedure and subsequently resigned on August 8, 2010. The reason for BDO Li Xin Da Hua’s resignation was that they identified that the Company lacked a good system of internal controls, such as inadequate documentation for certain transactions and lack of competent and well trained personnel to furnish U.S. GAAP based reporting documents to be filed.

We have taken or plan to take the following steps to cure the lacks of internal controls:

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

●
MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS AND FINANCIAL REPORTING AND OUR LACK OF A CHIEF FINANCIAL OFFICER WITH SUFFICIENT U.S.GAAP EXPERIENCE MAY LIMIT OUR ABILITY TO PREVENT OR DETECT FINANCIAL MISSTATEMENTS OR OMISSIONS. AS A RESULT, OUR FINANCIAL REPORTS MAY NOT BE IN COMPLIANCE WITH U.S. GAAP. ANY MATERIAL WEAKNESS, MISSTATEMENT OR OMISSION IN OUR FINANCIAL STATEMENTS WILL NEGATIVELY AFFECT THE MARKET AND THE PRICE OF OUR STOCK WHICH COULD RESULT IN SIGNIFICANT LOSS TO OUR INVESTORS.

None of the members of our current management has experience managing and operating a public company, and they rely in many instances on the professional experience and advice of third parties. While we are obligated to hire a qualified chief financial officer to enable us to satisfy our reporting obligations as a U.S. public company, we do not have a chief financial officer with any significant U.S. GAAP experience presently.   Although we are actively seeking such a chief financial officer, qualified individuals are often difficult to find, or the individual may not have all of the qualifications that we require. Therefore, we may, in turn, experience “weakness” and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the “Sarbanes-Oxley” Act of 2002. This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to include in our annual reports our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal years.  We have determined that our internal controls and procedures are not effective due to the lack of U.S. GAAP experience from our management.

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

We currently operate and manage six tourist destinations, including “City of Caves”, “Yang-sheng Paradise”, “Ming Dynasty Entertainment World”, “the Great Golden Lake,” “Hua’an Tulou’s Cluster” and “Yunding Park . ” Summaries of their respective location are as follows:

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

●	The Great Golden Lake is located in Taining, surrounding Sanming and Nanping of Fujian Province and Nanchang of Jiangxi Province.
●	Hua’an Tulou is approximately one hour and half drive away from Xiamen City, Fujian Province.
●	Yunding Park is approximately thirty (30) km from Fuzhou, the capital city of Fujian Province.

Summaries and analysis of the property rights of each tourist destination are as follows:

	Land Use Rights	Management Rights
City of Caves	Yes- approximately 10 acres, we are in the process of obtaining more land use right	Yes
Yang-sheng Paradise	Yes – approximately 130 acres. We are in the process of obtainging more land use right.	Yes
Ming Dynasty Entertainment World	Yes,-approximately 145 acres, we are in the process of obtaining more land use right	Yes
Great Golden Lake	No.	Yes
Hua’an Tulou	No.	Yes
Yunding Park	Yes - approximately 32 acres, we plan to obtain land use right to more lands	Yes

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, Ming Dynasty Entertainment World and City of Caves destinations. By the end of 2011, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park and 65 acres of land use rights (no ownership) for Yang-sheng Paradise.  We are still in administrative processes with local government branches to obtain land use rights for our tourist destinations. We expect to be able to obtain all the rights on the 790 acres within three years. The cost of the land will vary depending on the location but we expect to cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre.  The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by classifying the land as for industrial use or commercial use, when possible. However, it is uncertain as to how the PRC government will classify the land.

Land bidding process is usually as follows: the government releases the notice of listed land transfer, announcing such information as the proposed land transfer situation, bidding qualifications and application materials; each bidder is required to pay the deposit and submit bidding application materials which will be reviewed and compared by the government; and finally the government will select the most competitive bidder to confirm the land transaction and sign a “state-owned land use rights transfer contract.” Anhui Yida has obtained the land-use rights certificate of 145 acres in February 2012 , Fenyi Yida has obtained the land-use rights certificate of 10 acres in March 2012, Zhangshu Yida has obtained the land-use rights certificate of 65 acres in May 2012. The local governments will refund the deposit after submitting the relatively land documents to government s .

It is anticipated that we will have the land use rights for the tourism property for forty (40) years from the date of acquisition. Even though the application has been submitted to the local government and land authority, the processing time is uncertain. We will provide disclosure once we have officially obtained the land use rights from the local government authorities.

We do not need to obtain the land use rights to manage the Golden Lake, Tulou and Yunding Park. As to Yang-Sheng Paradise and the City of Caves, we started the road construction toward the tourist sites, but have not started the site construction. As to Ming Dynasty, we only finished the design and plan of the site and have not started the site construction. We do not need to obtain the land use rights to Yang-Sheng Paradise, the City of Caves or the Ming Dynasty before we can proceed with our site construction. We anticipate our grand opening for these destinations will occur at the end of 2012 but we do not anticipate that we will have the land-use rights at that time.

Fenyi Yida has made advance payments of $380,000 to the local government of Fenyi County for the acquisition of land use rights relatives to the City of Caves tourist destination. The land-use rights the company obtained from Fenyi belonged to the local farmers.  Pursuant to relevant PRC regulations, Fenyi government should compensate the local farmers before issuing the land use rights to the company, these compensations are part of the Company’s land expenditure.  Fenyi government is willing to reimburse this part of land expenditure for the Company, but the reimbursement procedure takes very long time. Therefore, the Company decided to compensate the local farmers for the Fenyi government first in order to speed up the process of land use rights. The Company did not enter any agreement with Fenyi government about the compensation prepayment. Fenyi government orally agrees to repay the Company by installment. The Company expects the local government will reimburse such prepayment by December 31, 2012.

There is no law or regulation stating that we do not need land use rights before commencing construction on these projects. However, in practice, because we have the management rights to these destinations, we are not required to obtain land certificates before commencing construction. The management rights entitle us the right to develop the project and to receive any profits generated from the construction. However, we do not have ownership to the construction because we do not have the land use rights. The Company is under procedure to obtain its land use right. If we eventually fail to obtain land use right, we may fail to obtain ownership to the construction, buildings and improvements we make on the land if it proceed with the construction before obtaining land-use rights.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K /A. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Advertisement
Advertisement revenue decreased by approximately $4.93 million or approximately 13% from approximately $37.90 million for the year ended December 31, 2010, to approximately $32.97 million for the year ended December 31, 2011. We generated approximately $29.69 million from the operation of FETV in 2011 as compared to $31.32 million in 2010, and $3.28 million from the “Journey through China on the Train” program in 2011 as compared to $6.58 million in 2010.

This decrease was primarily due to the instability of the railway media broadcast revenue as compared with 2010. Instability means that the program is broadcasting manually by the train attendant, we cannot monitor how he/she broadcasts the tape, or whether he/she has inserted the program tape or not. Railway program is a 20 minute infomercial program, the content of the programs are tourism news and information. Advertising clients choose the length of the advertisement during the program, and the period of time they want the advertisement to be broadcasted.  Recently some clients decide to purchase less advertisement from the company, and they may consider give up the railway promotion and terminate the cooperation with the company due to the instability of the railway program. The operators determine in their sole discretion to broadcast the railway program or not. We cannot monitor the operator’s daily work. The advertisers were concerned about our lack of control over the frequency of program broadcasting and therefore purchased fewer advertising spots from us which resulted in the decrease in revenue from railway media broadcast.

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with infomercial advertisements. The infomercial program is broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P. R. China and cable TV channels covering 18 railway bureaus. We agree to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years.  At the end of 2011, “Journey through China on the Train” was shown on approximately 108 railroad lines.

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

Great Golden Lake. In 2011, we had approximately 312,000 visitors to the Great Golden Lake, as compared to 470,000 visitors in 2010. The number tourists decreased 33.62% and the revenue generated from the site decreased 57.71% in 2011. The decrease in revenue not only contributed to the decrease in the number of tourists, also contributed to our deeper ticket discount.

Yunding Park. In 2011, we had 54,000 visitors to Yunding Park and compared to 25,000 in 2010. The number of tourists increased 116% and the revenue increased 141.51% in 2011. The dramatically increase in revenue is because Yunding Park only started operation in the 4 th quarter of 2010.

Hua’an Tulou Cluster. In 2011, Hua’an Tulou Cluster had 203,000 visitors as compared to 235,000 in 2010, a decrease of 13.6% , and gross ticket sales of approximately $2.43 million as compared to $3.94 million in 2010, a decrease of 41.2%. We are facing strong competition among the homogeneous tourism destinations such as Nanjing Tulou Cluster and Yongding Tulou Cluster. The gross ticket sales decrease of 41.2% because we have to provide deeper ticket discount among the strong completion and the tourist consumption was also decreased. We expect this trend to continue in the future.

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

As of December 31, 2011, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai County of $691,987 (RMB4.4million) for the acquisition of land use rights. Fenyi Yida made advance payment of $380,157 (RMB2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi County. The local government repaid $267,358 (RMB 1.7 million) to the Company at the end of January, 2012.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control s over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control s over financial reporting. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control s over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but no matter how well designed because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even effective internal controls over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

The specific material weakness identified by the Company’s management as of December 31, 2011 is described as follows:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO and Financial Manager have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Further, our operating subsidiaries are based in China, and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of consolidated financial statements, are inadequate, and determined to be a material weakness.

In an effort to remedy this material weakness in the future, we will do the following:

●
develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.

●	design and implement a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.
●
implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.

●	hire an individual that possesses the requisite U.S. GAAP experience and education.

Despite the material weakness and deficiencies reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (11)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (11)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (11)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (11)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (11)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (14)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (11)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (11)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (11)
10.27	Cooperative agreement between us and Anhui Xingguang (12)
10.28	Lease Transfer Agreement with Xingguang (12)
10.29	Lease Agreement for Great Golden Lake (12)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (12)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (12)
10.32	Mountain and Forest Land Lease Contract with Caoxiang Village, dated July 17, 2008 and Supplement, dated July 19, 2008 (14)
10.33	Mountain and Forest Land Lease Contract with Dalu Village, dated November 20, 2008 (14)
10.34	Mountain and Forest Land Lease Contract with Hongta Village, dated November 20, 2008 (14)
10.35	Mountain and Forest Land Lease Contract with Caoxiang Village, dated November 10, 2009 (14)
10.36	Mountain and Forest Land Lease Contract with Zhangxiang Village, dated November 10, 2009 (14)
10.37	Bank Loan Agreement, dated November 18, 2011 (14)
10.38	Bank Loan Agreement, dated January 26, 2011 (14)
10.39	Bank Loan Agreement, dated October 25, 2011 (14)
10.40	Bank Loan Agreement, dated November 7, 2011 (14)
10.41	Director Agreement between the Company and Michael Marks, dated June 10, 2011 (14)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (13)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	2008 Development Report of Chinese Radio and Television (4)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K/A filed on March 27, 2012.
(13)	Previously filed as Exhibits to Form 10-K filed on March 29, 2012.
(14)	Previously filed as Exhibits to Form 10-K filed on June 4, 2012.

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: July 26 , 2012	By:	/s/Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Minhua Chen	Chief Executive Officer, Chairman and Director.	July 26 , 2012
Minhua Chen

/s/Yongxi Lin	Chief Financial Officer	July 26 , 2012
Yongxi Lin	(Principal Financial Officer; Principal
Accounting Officer)

/s/Yanling Fan	Chief Operating Officer and Director	July 26 , 2012
Yanling Fan

/s/Michael Marks	Director	July 26 , 2012
Michael Marks

/s/Fucai Huang	Director	July 26 , 2012
Fucai Huang

/s/Chunyu Yin	Director	July 26 , 2012
Chunyu Yin