Form 10-Q/A
period 2012-03-31
CHINA YIDA HOLDING, CO.
filed 2012-07-26
CIK 1091325

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of China Yida Holding, Co. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the period ended March 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on May 11, 2012 (the “Quarter Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letter from the staff of the SEC dated June 14, 2012 (the “SEC Comment Letter”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

This Amendment No. 1 does not affect any other portion of the Quarter Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after May 11, 2012, the filing date of the Quarter Report.

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

This decrease was primarily due to the instability of the railway media broadcast revenue. Instability means that the program is broadcasting manually by the train attendant, we cannot monitor how he/she broadcasts the tape, or whether he/she has inserted the program tape or not. Railway program is a 20 minute infomercial program, the content of the programs are tourism news and information. Advertising clients choose the length of the advertisement during the program, and the period of time they want the advertisement to be broadcasted.  Recently some clients decide to purchase less advertisement from the company, and they may consider give up the railway promotion and terminate the cooperation with the company due to the instability of the railway program. The operators determine in their sole discretion to broadcast the railway program or not. We cannot monitor the operator’s daily work. The advertisers were concerned about our lack of control over the frequency of program broadcasting and therefore purchased fewer advertising spots from us which resulted in the decrease of revenue from railway media broadcast.

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.14 million from the “Journey through China on the Train” program for the quarter ended March 31, 2012 as compared to approximately $1.8 million for the same quarter in prior year.

During this period, advertisement revenue from FETV also has experienced a decrease of 25% from $8.07 million to $6.05 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. The new restricting content of TV advertising included shopping programs, mini ads and certain medical advertisements. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

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

Item 4.                      Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following reason:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO and Financial Manager have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Further, our operating subsidiaries are based in China and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate, and determined to be a material weakness .

In an effort to remedy this material weakness in the future, we will do the following: .

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

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation

(b)
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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Mine Safety Disclosures.

Not applicable.

Item 5.                     Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Loan agreement with China Minsheng Banking Corp, Ltd. *
31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: July 26 , 2012	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: July 26 , 2012	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)