Form 10-Q
period 2012-06-30
CHINA YIDA HOLDING, CO.
filed 2012-08-13
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 13, 2012
Common stock, $.0001 par value	19,571,785

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June30,	December 31,
	2012	2011
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$12,137,978	$5,684,847
Accounts receivable	210,466	129,849
Other receivables, net	399,826	4,940,389
Advances and prepayments	1,609,763	1,881,427
Prepayment - current portion	366,606	207,117
Total current assets	14,724,639	12,843,629

Property and equipment, net	109,620,277	110,593,580
Construction in progress	31,316,154	25,964,029
Intangible assets, net	45,574,544	32,355,010
Long-term prepayments	4,526,790	12,758,763
Deferred tax assets	-	104,078
Total assets	$205,762,404	$194,619,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$2,536,100	$943,619
Long-term debt, current portion	6,169,063	3,761,894
Accounts payable	57,119	91,385
Current obligation under airtime rights commitment	2,700,946	2,359,169
Accrued expenses and other payables	778,223	638,175
Taxes payable	782,107	1,223,528
Deferred tax liabilities - current	-	67,644
Total current liabilities	13,023,558	9,085,414

Long-term obligation under airtime rights commitment	135,759	1,548,928
Long-term debt	31,283,697	26,040,732
Total liabilities	44,443,014	36,675,074

Commitments and contingencies

Equity
Preferred stock ($0.001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.0001 par value, 100,000,000 shares authorized, 19,571,785 and 19,551,785 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively)	1,957	1,955
Additional paid in capital	49,165,663	49,129,165
Accumulated other comprehensive income	13,670,355	12,484,116
Retained earnings	89,951,227	87,715,182
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	155,338,532	151,879,748
Non-controlling interest	5,980,858	6,064,267
Total equity	161,319,390	157,944,015
Total liabilities and equity	$205,762,404	$194,619,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net revenue
Advertisement	$10,957,060	$18,353,091	$4,762,541	$8,484,717
Tourism	4,188,339	4,414,082	2,652,149	2,498,979

Total net revenue	15,145,399	22,767,173	7,414,690	10,983,696

Cost of revenue
Advertisement	2,990,408	4,706,554	1,431,408	2,271,732
Tourism	2,759,334	2,291,764	1,491,741	1,202,363

Total cost of revenue	5,749,742	6,998,318	2,923,149	3,474,095

Gross profit	9,395,657	15,768,855	4,491,541	7,509,601

Operating expenses
Selling expenses	2,647,120	2,108,318	1,504,155	1,244,427
General and administrative expenses	2,423,800	2,369,195	1,144,052	1,102,585

Total operating expenses	5,070,920	4,477,513	2,648,207	2,347,012

Income from operations	4,324,737	11,291,342	1,843,334	5,162,589

Other income (expense)
Other expense, net	(114,667)	(17,782)	(75,958)	(12,439)
Interest income	20,573	47,416	13,859	25,284
Interest expense	(119,491)	(201,758)	(55,231)	(9,358)

Total other expenses	(213,585)	(172,124)	(117,330)	3,487

Income before income tax and non-controlling interest	4,111,152	11,119,218	1,726,004	5,166,076

Less: Provision for income tax	2,006,321	3,717,746	720,133	1,712,056

Net income	2,104,831	7,401,472	1,005,871	3,454,020

Net loss attributed to non-controlling interest	131,214	43,163	63,911	31,529

Net income attributable to China Yida Holding Co.	$2,236,045	$7,444,635	$1,069,782	$3,485,549

Net income	$2,104,831	$7,401,472	$1,005,871	$3,454,020

Other comprehensive income
Foreign currency translation gain	1,234,044	3,375,966	83,727	2,524,447

Comprehensive income	3,338,875	10,777,438	1,089,598	5,978,467

Comprehensive loss attributable to non-controlling interest	83,409	68,684	60,743	20,044

Comprehensive income attributable to China Yida Holding Co.	$3,422,284	$10,846,122	$1,150,341	$5,998,511

Earnings per share
- Basic	$0.11	$0.38	$0.05	$0.18
- Diluted	$0.11	$0.38	$0.05	$0.18

Weighted average shares outstanding
- Basic	19,555,938	19,551,785	19,555,938	19,551,785
- Diluted	19,555,938	19,792,873	19,555,938	19,634,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	For The Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,104,831	$7,401,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,034,363	1,695,433
Amortization	1,231,142	1,874,315
Stock based compensation	36,500	501,993
Deferred tax expense	36,434	43,060
Amortization of financing costs	115,032	-
Changes in operating assets and liabilities:
Accounts receivable	(79,674)	(37,502)
Other receivables, net	4,583,908	(262,358)
Advances and prepayments	286,737	(351,761)
Accounts payable	(35,019)	(1,098,997)
Accrued expenses and other payables	135,164	107,172
Taxes payable	(451,484)	(480,791)
Net cash provided by operating activities	9,997,934	9,392,036

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(164,384)	(4,092,885)
Additions to construction in progress	(5,178,448)	(1,454,280)
Additions to intangible asset	(4,643,516)	-
Increase in long-term prepayments for acquisition of property,equipment and land use rights	(822,846)	(1,169,102)
Net cash used in investing activities	(10,809,194)	(6,716,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from non-controlling interest	-	244,618
Repayment of obligation under airtime rights commitment	(1,103,201)	(893,665)
Payment of deferred financing costs	(675,266)	-
Proceeds from short-term loans	1,586,622	-
Proceeds from long-term loans	9,519,730	10,702,055
Repayment of long-term loans	(2,096,607)	(91,732)
Net cash provided by financing activities	7,231,278	9,961,276

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33,113	287,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,453,131	12,924,745
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,684,847	7,146,684
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$12,137,978	$20,071,429
	12,137,978	20,071,429
SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from advances and prepayments to intangible assets	$9,565,542	$-

Cash paid during the period for:
Income tax	$2,343,855	$2,078,619
Interest	$1,479,846	$437,394

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 6, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd. (“Jiangxi Zhangshu”) which currently has no material business operations. The initial paid-in capital of Jiangxi Zhangshu was $2,937,461 (RMB 20 million). On July 5, 2011, Fujian Yida and Fuyu further injected capital amounted to RMB 49 million and RMB1 million, respectively, to Jiangxi Zhangshu. On March 20, 2012, Fujian Yida and Fuyu further injected capital amounted to RMB 29.4 million and RMB 0.6 million, respectively, to Jiangxi Zhangshu, and the total paid-in capital increased to $15,842,337 (RMB100 million). We plan to develop Jiangxi Zhangshu into a business entity primarily focusing on the operations of a new tourist destination.

On July 7, 2010 Fujian Yida formed a wholly owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co., Ltd. (“Jiangxi Fenyi”) which currently has no material business operations. The initial paid-in capital of Jiangxi Fenyi was $1,762,477 (RMB 12 million).  On July 7, 2011, Fujian Yida further injected capital amounted to RMB 48 million to Jiangxi Fenyi and the total paid-in capital increased to $9,391,876 (RMB 60 million). We plan to develop Jiangxi Fenyi into a business entity primarily focusing on the operations of a new tourist destination.

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

On May 11, 2012, Jiangxi Zhangshu formed a wholly owned subsidiary, Zhangshu (Yida) Real Estate Development Co.,Ltd
 (the “Zhangshu Development”). The total paid-in capital of Zhangshu Development was $792,532 (RMB 5 million). Its primary business is to conduct business of real estate development and sales in China.

On May 16, 2012, Anhui Yida formed a wholly owned subsidiary, Bengbu (Yida) Real Estate Development Co.,Ltd (the “Bengbu Yida”). The total paid-in capital of Fenyi Development was $1,268,050 (RMB 8 million). Its primary business is to conduct business of real estate development in China.

On May 22, 2012, Jiangxi Zhangshu formed a wholly owned subsidiary, Zhangshu (Yida) Investment Co., Ltd (the “Zhangshu Investment”). The total paid-in capital of Zhangshu Investment was $792,532 (RMB 5 million). Its primary business is to conduct real estate investment, project management and consulting in China..

On June 6, 2012, Jiangxi Fenyi formed a wholly owned subsidiary, Fenyi (Yida) Property Development Co.,Ltd (the “Fenyi Development”). The total paid-in capital of Fenyi Development was $792,532 (RMB 5 million). Its primary business is to conduct business of real estate development and sales in China.

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

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Bengbu Yida, Zhangshu Development, Zhangshu Investment and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2012	December 31, 2011
Total current assets *	$12,279,104	$12,091,197
Total assets	$12,286,571	$12,098,729
Total current liabilities #	$10,493,325	$10,011,732
Total liabilities	$10,493,325	$10,011,732

* Including intercompany receivables of $12,274,194 and $12,090,456 as at June 30, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

# Including intercompany payables of $9,497,761 and $9,009,187 as at June 30, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of six months or less, when purchased, to be cash and cash equivalents. As of June 30, 2012 and December 31, 2011, the Company has uninsured deposits in banks of approximately $12,071,000 and $5,435,000.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2012 and December 31, 2011.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the six months ended June 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$1,898,112	$787,884

Profit sharing costs	272,988	-
Nature resource compensation expenses	156,563	84,483
Total paid to the local governments	429,551	84,483

Net receipts	$1,468,561	$703,401

For the six months ended June 30, 2011
	Fujian Jintai	Tulou

Gross receipts	$2,034,694	$1,820,164

Profit sharing costs	254,858	-
Nature resource compensation expenses	171,974	206,824
Total paid to the local governments	426,832	206,824

Net receipts	$1,607,862	$1,613,340

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended June 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$1,372,415	$265,234

Profit sharing costs	196,222	-
Nature resource compensation expenses	113,470	23,868
Total paid to the local governments	309,692	23,868

Net receipts	$1,062,723	$241,366

For the three months ended June 30, 2011
	Fujian Jintai	Tulou

Gross receipts	$1,263,670	$922,448

Profit sharing costs	155,550	-
Nature resource compensation expenses	107,578	103,720
Total paid to the local governments	263,128	103,720

Net receipts	$1,000,542	$818,728

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2012 and 2011 were $365,934 and $230,804, respectively. Advertising costs for the three months ended June 30, 2012 and 2011 were $213,112 and $170,219, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $124,843 and $88,568 for the six months ended June 30, 2012 and 2011, respectively, and were$71,337 and $46,605 for the three months ended June 30, 2012 and 2011 respectively. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 and $104,078 as June 30, 2012 and December 31, 2011, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of June 30, 2012, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

v. Recent accounting pronouncements

In December 2011, the FASB issued revised guidance on “Disclosures About Offsetting Assets and Liabilities.” The revised guidance specifies that an entity should disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The revised guidance affects all entities that have financial instruments and derivative instruments. The revised guidance is effective for interim or annual periods beginning after January 1, 2013. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

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

3.     OTHER RECEIVABLES, NET

Other receivables consist of the following:

	June 30, 2012	December 31, 2011

Refundable deposits - land use rights	$-	$4,718,094
Other	420,684	242,990
	420,684	4,961,084
Less: Allowance	(20,858)	(20,695)
	$399,826	$4,940,389

Anhui Yida participated in a bid for several land use rights in Anhui Province, with the intention to develop tourism destinations.  Anhui Yida deposited $4,834,440 (RMB 30.5 million) with the local government of Anhui province to participate in the bid in 2011.  The deposit can be applied to payment for the land use rights if the Company wins the bid or the Company may choose to receive the deposit returned by the government and make new payment for purchasing the land use rights after winning the bid.  For the six-month period ended June 30, 2012, the local government of Anhui province refunded the deposit in full amount $4,834,440 (RMB 30.5 million) to Anhui Yida for the land use rights that the Company had won the bid on.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 31, 2012, Jiangxi Zhangshu entered into a land use rights agreement with the local PRC government at City of Zhangshu in Jiangxi Province for the purchase of several land use rights for the development of Jiangxi Zhangshu Yang Sheng Tian Tang resort.  Jiangxi Zhangshu participated in a bid for those land use rights and deposited $3,802,161 (RMB 24 million) with the local government at City of Zhangshu to participate the bid during the first quarter of 2012. On April 11, 2012, the deposit was fully applied to land use rights because the Company won the bid.

4.     ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	June 30, 2012	December 31, 2011

Advance payments related to land use rights	$813,317	$1,072,144
Advance payments related to hotel facilities of Yunding Park	250,207	142,781
Advance payments related to construction cost of Great Golden Lake	143,904	240,969
Other	405,458	428,631
	1,612,886	1,884,525
Less: Allowance	(3,123)	(3,098)
	$1,609,763	$1,881,427

As of June 30, 2012, advance payments related to land use rights mainly represented the advance payments made by Fujian Yida, Jiangxi Zhangshu, and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $701,549 (RMB 4.4 million) for an acquisition of land use rights.  Fenyi Yida made advance payments of $383,146 (RMB 2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi city.  The local government repaid $271,378 (RMB 1.7 million) to the Company at the end of January, 2012.

As of December 31, 2011, advance payments related to land use rights mainly represented the advance payments made by Fujian Yida and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $691,987 (RMB4.4 million) for the acquisition of land use rights.  Fenyi Yida made advance payment of $380,157 (RMB2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province.  The variances as compared to the amounts disclosed in the Company’s consolidated financial statements as of June 30, 2012 were mainly the effect of foreign currency translation.

5.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011

Buildings, Improvements and Attractions	$116,972,338	$116,009,545
Electronic Equipment	586,856	523,108
Transportation Equipment	2,491,406	2,399,339
Office Furniture	60,036	53,606
	120,110,636	118,985,598
Less: Accumulated Depreciation	(10,490,359)	(8,392,018)
Property and equipment, net	$109,620,277	$110,593,580

Depreciation expense for the six months ended June 30, 2012 and 2011 were $2,034,363 and $1,695,433, respectively.
Depreciation expense for the three months ended June 30, 2012 and 2011 were $1,037,179 and $854,244, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.     CONSTRUCTION IN PROGRESS

The construction in progress consists of the projects related to the construction of the following:

	June 30, 2012	December 31, 2011

Jiangxi Zhangshu Yang-sheng Paradise	$14,391,093	$12,049,824
Jiangxi Fenyi City of Caves	12,936,036	10,933,552
Great Golden Lake	3,334,895	2,980,653
Yunding Park	654,130	-
	$31,316,154	$25,964,029

The construction in progress mainly related to the construction of new tourist resorts which the Company has developed. The estimated completion date of most of these construction projects in progress will be the first half of 2013. The amount of capitalized interest included in construction in progress for the six months ended June 30, 2012 and 2011 amounted to $1,479,846 and $257,159 respectively, and the amount of capitalized interest included in construction in progress for the three months ended June 30, 2012 and 2011 amounted to $868,943 and $257,159, respectively.

Construction in progress of $25,386 and $14,735,861 were transferred to property and equipment during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

7.   INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011

Management right of tourist resort	$5,547,718	$5,504,443
Commercial airtime rights	6,831,062	6,616,013
Land use right	39,729,142	25,334,867
	52,107,922	37,455,323
Accumulated amortization	(6,533,378)	(5,100,313)
Intangible assets, net	$45,574,544	$32,355,010

Commercial airtime rights

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station.  Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $158,506 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011.  The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $190,207 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $228,249 (RMB 1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties.  Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6.9 million (RMB 43,680,000) of commercial airtime rights as an intangible asset, $6.9 million (RMB 43,680,000) as an obligation under airtime rights commitment, and $255,525 (RMB 1,612,083) as deferred interest at inception.

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

On October 31, 2011, the Company entered into land use rights agreements with the local PRC governments for the purchase of the land use rights in Anhui to develop Ming Dynasty Entertainment World.  As of June 30, 2012, the Company paid approximately $10,181,716 (RMB 64.24 million) and recorded the amount under Intangible Assets.

On November 3, 2011, the Company entered into five land use rights agreements with the local PRC governments for the purchase of the land use rights in Zhangshu City for 40 years to develop China Yang-sheng Paradise. The total purchase consideration was $23,443,485 (RMB 147,902,605).

On December 13, 2011, the Company entered into a land use rights agreements with the local PRC governments for the purchase of the land use rights in Jiangxi to develop Jiangxi Fenyi Dongdou resort.  As of June 30, 2012, the Company paid approximately $336,033 (RMB 2.12 million) and recorded the amount under Intangible Assets.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.     INTANGIBLE ASSETS, NET(CONTINUED)

Amortization expense for the six months ended June 30, 2012 and 2011 amounted to $1,231,142 and $1,874,315, respectively.

Amortization expense for the three months ended June 30, 2012 and 2011 amounted to $615,073 and $944,070, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of June 30,	Amounts
2013	$2,462,280
2014	420,458
2015	237,420
2016	237,420
2017	237,420
Thereafter	41,979,546
$45,574,544

8.     LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	June 30, 2011	December 31, 2011

Prepayments for project planning, assessments and consultation fees	$3,003,234	$2,136,883
Deferred financing costs	1,255,175	846,695
Prepayments for acquisition of land use right and management right of tourist resort	-	9,481,598
Others, net of accumulated amortization of $55,028	268,381	293,587
	$4,526,790	$12,758,763

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Anhui province and Jiangxi province.

For the six months ended June 30, 2012 and 2011, the Company paid approximately $675,266 (RMB 4.3 million) and approximately $371,820 (RMB 2.4 million) of fees in order to obtain additional debt used to construct various resort projects.  These fees are deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of June 30,	Amounts
2013	$311,577
2014	251,797
2015	251,797
2016	251,797
2017	251,797
Thereafter	247,987
Total minimum payments	$1,566,752
Current portion recorded under prepayments - current portion	(311,577)
Long term portion	$1,255,175

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	June 30, 2012	December 31, 2011

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.184% per annum, due November 4, 2012, guaranteed by Fujian Jintai Tourism Development Co., Ltd.	$951,037	$943,619

Loan from China Minsheng Banking Corp, Ltd., interest rate at 8% per annum, due October 2012 (Note (a))	1,585,063	-

Total	$2,536,100	$943,619

Note:

(a)    On April 30, 2012, $19,040 (RMB 120,000) of financing costs was paid in connection with this loan.

Interest expense for the six months ended June 30, 2012 and 2011 amounted to $108,846 and $62,246, respectively. Interest expense for the three months ended June 30, 2012 and 2011 amounted to $86,728 and $32,715, respectively. The interest expense for the six months ended June 30, 2012 and 2011 of $108,846 and $32,715, respectively was capitalized as part of construction in progress. The interest expense for the three months ended June 30, 2012 and 2011 that amounted to $86,728 and $32,715, was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	June 30, 2012	December 31, 2011

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (a))	$12,805,040	$13,682,472

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (b))	10,144,399	10,615,711

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due November 22, 2018, collateralized by the right to collect resort ticket sales at the Tulou resort, secured by the fixed assets of Fujian Tulou and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	5,151,453	5,504,443

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	9,351,868	-
	37,452,760	29,802,626
Less: current portion	(6,169,063)	(3,761,894)
Total	$31,283,697	$26,040,732

Note:

(a)
$1,968,647 (RMB 12,420,000) will be due in each twelve-month period as of June 30, 2013, 2014, 2015, 2016, 2017, 2018 respectively and $993,158 (RMB 6,270,000) will be due in the twelve-month period as of June 30, 2019.  In November 2011 and in March 2012, $475,520 and $221,830 of financing costs were paid in connection with this loan and subject to amortization, with $430,231 and $210,738 recorded in Long-Term Prepayments as of June 30, 2012, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     BANK LOANS (CONTINUED)

Long-term debt (continued)

(b)
$1,188,796 (RMB 7,500,000), $1,743,567 (RMB 11,000,000), $1,981,327 (RMB 12,500,000), $2,219,088 (RMB 14,000,000), $2,219,088 (RMB 14,000,000), and $792,531 (RMB 5,000,000) will be due in each of the twelve-month period as of June 30, 2013, 2014, 2015, 2016, 2017 and 2018.  In January 2011 and in March 2012, $385,286 and $380,216 of financing costs were paid in connection with this loan and subject to amortization, with $302,487 and $358,415 recorded in Long-Term Prepayments as of June 30, 2012, respectively.

(c)
$792,532 (RMB 5,000,000) will be due in each twelve-month period as of June 30, 2013, 2014, 2015, 2016, 2017, 2018 respectively, and $396,266 (RMB 2,500,000) will be due in the twelve-month period as of June 30, 2019..  In December 2011 and in January 2012, $215,014 and $72,358 of financing costs were paid in connection with this loan and subject to amortization, with $197,096 and $67,127 recorded in Long-Term Prepayments as of June 30, 2012, respectively.

(d)	$2,219,087 (RMB 14,000,000), $4,755,187 (RMB 30,000,000), and $2,377,594 (RMB 15,000,000) will be due in each twelve-month period as of June 30, 2013, 2014, and 2015.

Interest expense for the six months ended June 30, 2012 and 2011 amounted to $1,371,001 and $375,148 respectively. Interest expense for the three months ended June 30, 2012 and 2011 amounted to $782,216 and $227,888, respectively. The interest expense for the six months ended June 30, 2012 and 2011 of $1,371,001 and $227,888, respectively was capitalized as part of construction in progress. The interest expense for the three months ended June 30, 2012 and 2011 that amounted to $782,216 and $227,888, was capitalized as part of construction in progress.

10.   OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 7) consists of the following:

As of June 30,
2013	$2,700,946
2014	228,249
2,929,195
Less: Deferred interest	(92,490)
2,836,705
Less: Current portion	(2,700,946)
$135,759

11.   ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30, 2012	December 31, 2011

Unearned revenue	$42,357	$30,155
Accrued payroll	335,698	298,810
Welfare payables	12,876	23,428
Other	387,292	285,782
	$778,223	$638,175

12.   INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the six months ended June 30, 2012 and 2011 was 35% and 35%, respectively. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.   INCOME TAX (CONTINUED)

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary for the six months ended June 30, 2012 and 2011 was 16.5% and 16.5%, respectively.

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

The provision for income tax consists of the following:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2012	2011	2012	2011

Current
USA	$-	$-	$-	$-
China	1,969,887	3,674,686	814,570	1,692,174
	1,969,887	3,674,686	814,570	1,692,174
Deferred
USA
Deferred tax asset for NOL carry forwards	128,883	792,647	60,947	274,602
Valuation allowance	(128,883)	(792,647)	(60,947)	(274,602)
	-	-	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	(47)	-	(24)
Net changes in deferred income tax under current portion	-	(47)	-	(24)

Non current portion
Deferred tax asset for NOL carry forwards	865,061	66,718	206,502	61,618
Temporary difference from airtime rights expenses	104,078	(45,101)	-	(21,946)
Temporary difference from capitalized interest	(67,644)	2,088	(94,437)	2,088
Valuation allowance	(865,061)	(66,718)	(206,502)	(61,618)
Net changes in deferred income tax under non-current portion	36,434	(43,013)	(94,437)	(19,858)

Net deferred income tax expenses (benefit)	36,434	(43,060)	(94,437)	(19,882)

Total provision for income tax	$2,006,321	$3,717,746	$720,133	$1,712,056

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The change in total allowance for the six months ended June 30, 2012 and 2011 was an increase of $993,944 and $317,789 respectively. The change in total allowance for the three months ended June 30, 2012 and 2011 was an increase of $267,449 and $336,220 respectively.

13.   EQUITY

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

On January 21, 2011 (the “CFO Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s former Chief Financial Officer, pursuant to which, the Company issued non-qualified stock options (the “CFO Stock Options”) to purchase a total of 75,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Chief Financial Officer. 15,000 CFO Stock Options vested on the CFO Stock Option Grant Date; 20,000 CFO Stock Options shall vest on the one-year anniversary of the CFO Grant Date; 20,000 CFO Stock Options shall vest on the second-year anniversary of the CFO Grant Date; and 20,000 CFO Stock Options shall vest on the third-year anniversary of the CFO Grant Date.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On November 5, 2011, our former CFO submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if CFO is removed from office for cause prior to the 21st day of January, 2012, any outstanding stock options held by him which are not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by CFO which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 60,000 CFO Stock Options were forfeited as of December 31, 2011. On January 6, 2012, our former CFO transferred options to purchase 15,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift.

On January 21, 2011 (the “VPIR Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s former Corporate Secretary and VP of Investor Relation (“VPIR”), pursuant to which, the Company issued non-qualified stock options (the “VPIR Stock Options”) to purchase a total of 75,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s VP of Investor Relation. 15,000 VPIR Stock Options shall vest on the VPIR Stock Option Grant Date; 20,000 VPIR Stock Options shall vest on the one-year anniversary of the VPIR Grant Date; 20,000 VPIR Stock Options shall vest on the second-year anniversary of the VPIR Grant Date; and 20,000 VPIR Stock Options shall vest on the third-year anniversary of the VPIR Grant Date. The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On November 5, 2011, our former VPIR submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if VPIR is removed from office for cause prior to the 21st day of January, 2012, any outstanding stock option held by him which is not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by VPIR which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 60,000 VPIR Stock Options were forfeited as of December 31, 2011. On January 6, 2012, our former VPIR transferred options to purchase 15,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift.

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

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 20,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 20,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of June 30, 2012 and December 31, 2011 was approximately $0 and $36,500, respectively. On May 24, 2012, the 20,000 restricted shares were issued.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.    EQUITY (CONTINUED)

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	30,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	75,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	75,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	30,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2011	90,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of June 30, 2012	90,000

For the six months ended June 30, 2012 and 2011, the Company recognized approximately $36,500 and $501,993, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

For the three months ended June 30, 2012 and 2011, the Company recognized approximately $18,250 and $139,662, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.     NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida has not commenced operations as of June 30, 2012.  Non-controlling interest consisted of the following:

	June 30, 2012	December 31, 2011

Balance bought forward	$6,064,267	$94,595
Accumulated deficits	(131,214)	(195,823)
Accumulated other comprehensive income	47,805	236,701)
	5,980,858	135,473
Add: Repayment from non-controlling interest	-	5,928,794
Balance carry forward	$5,980,858	$6,064,267

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

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

As of June 30,
2013	$317,022
2014	277,232
2015	270,673
2016	266,442
2017	277,292
Thereafter	11,980,637
Total minimum payments	$13,389,298

The Company incurred rental expenses of $177,420 and $70,455 for the six months ended June 30, 2012 and 2011, respectively and which included $4,764 and $4,552, respectively, paid to Xin Hengji Holding Company Limited, a related party.

The Company incurred rental expenses of $89,195 and $41,690 for the three months ended June 30, 2012 and 2011, respectively and which included $2,382 and $2,276, respectively, paid to Xin Hengji Holding Company Limited, a related party.

(2) Capital commitments

China Yang-sheng Paradise

As of June 30, 2012, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $14,355,910 (RMB 90.57 million, excluding interest to be capitalized.) of which the Company has completed and paid for approximately $13,390,600 (RMB 84.48 million).  The remaining $965,310 (RMB 6.09 million) will be completed and paid for in the first half of 2013.

City of Caves

As of June 30, 2012, the total estimated contract costs to complete City of Caves are approximately $12,875,460 (RMB 81.23 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $12,019,500 (RMB 75.83 million).  The remaining $855,960 (RMB 5.40 million) will be completed and paid for in the first half of 2013.

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

The Company paid approximately $272,988 and $254,858 to the Taining government for the six months ended June 30, 2012 and 2011, respectively, and recorded as cost of revenue.

The Company paid approximately $196,222 and $155,550 to the Taining government for the three months ended June 30, 2012 and 2011, respectively, and recorded as cost of revenue.

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

The Company paid approximately $156,563 and $171,974 to the Taining government for the six months ended June 30, 2012 and 2011, respectively, and recorded as selling expenses.

The Company paid approximately $113,470 and $107,578 to the Taining government for the three months ended June 30, 2012 and 2011, respectively, and recorded as selling expenses.

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

The Company paid approximately $84,483 and $206,824 to the Hua’an government for the six months ended June 30, 2012 and 2011, respectively, and recorded as selling expenses.

The Company paid approximately $23,868 and $103,720 to the Hua’an government for the three months ended June 30, 2012 and 2011, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of June 30, 2012, the Company has paid to the Yongtai County local government 3 million RMB, or $0.48 million. We plan to pay to the local government the remaining 2 million RMB, or $0.32 million, by 2018.

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

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2012	2011	2012	2011
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing basic earnings per share	$2,236,045	$7,444,635	$1,069,782	$3,485,549

Basic earnings per share	$0.11	$0.38	$0.05	$0.18

Basic weighted average shares outstanding	19,555,938	19,551,785	19,555,938	19,551,785

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2012	2011	2012	2011
DILUTED

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income used in computing diluted earnings per share	$2,236,045	$7,444,635	$1,069,782	$3,485,549

Diluted earnings per share	$0.11	$0.38	$0.05	$0.18

Weighted average outstanding shares of common stock	19,555,938	19,551,785	19,555,938	19,551,785
Warrants	-	241,088	-	82,636
Options	-	-	-	-
Diluted weighted average shares outstanding	19,555,938	19,792,873	19,555,938	19,634,421

Potential common shares outstanding as of June 30:
Warrants outstanding	-	773,812	-	773,812
Options outstanding	90,000	75,000	90,000	75,000

For the three months and six months ended June 30, 2012 and 2011, 90,000 and 75,000 options, respectively were not included in the diluted EPS because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.     BUSINESS SEGMENTS

During the six months ended June 30, 2012 and June 30, 2011, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Advertisement	$10,957,060	$18,353,091	$4,762,541	$8,484,717
Tourism	4,188,339	4,414,082	2,652,149	2,498,979
Total	$15,145,399	$22,767,173	$7,414,690	$10,983,696

Operating income:
Advertisement	$7,600,479	$13,086,503	$3,126,776	$5,833,830
Tourism	(2,908,240)	(833,898	(1,123,500)	(376,812
Other	(367,502)	(961,263)	(159,942)	(294,429)
Total	$4,324,737	$11,291,342	$1,843,334	$5,162,589

Net income:
Advertisement	$5,506,793	$9,609,426	$2,337,123	$4,241,298
Tourism	(3,033,723)	(1,203,139	(1,171,083)	(472,978
Other	(368,239)	(1,004,815)	(160,169)	(314,300)
Total	$2,104,831	$7,401,472	$1,005,871	$3,454,020

Capital expenditure:
Advertisement	$-	$2,307	$-	$951
Tourism	5,342,832	5,544,858	2,673,560	5,435,224
Total	$5,342,832	$5,547,165	$2,673,560	$5,436,175

	June 30, 2012	December 31, 2011
Identifiable assets:
Advertisement	$6,301,085	$4,134,036
Tourism	199,256,832	189,882,849
Others	204,487	602,204
Total	$205,762,404	$194,619,089
Intangible assets:
Advertisement	$2,407,899	$3,491,785
Tourism	43,166,645	28,863,225
Total	$45,574,544	$32,355,010

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

19.     SUBSEQUENT EVENTS

On July 20, 2012, Anhui Yida formed a wholly owned subsidiary, Bengbu (Yida) Investment Co., Ltd (the “Bengbu Investment”). The total paid-in capital of Fenyi Development was $792,532 (RMB 5 million). Its primary business is to conduct real estate investment, project management and consulting in China.

On July 30, 2012, Fujian Yida formed a wholly owned subsidiary, Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd (the “Yida Arts”). The total paid-in capital of Fenyi Development was $792,532 (RMB 5 million). Its primary business is to operate Yunding performance and show events.

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

Overview

China Yida Holding, Co (“we” or the “Company”) was formed on June 4, 1999 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On November 19, 2007, we consummated the acquisition of Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited, received newly issued shares of our common stock.

We currently operate the Great Golden Lake tourist destination (Global Geo-park), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total. Our media business provides operating management service, including channel and advertisement management for the FETV since 2004 and the “Journey through China on the Train” on-board railway program (“Railway Media”). Through our wholly owned subsidiaries in China, we have entered into four additional cooperation agreements respectively with the local Chinese government agents, namely, (i) the Anhui Province Bengbu Municipal Government; (ii) the Jiangxi Province Zhangshu Municipal Government; (iii) the Fenyi County, Xinyu City, Jiangxi Province Government; and (iv) the Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education Television Station (“FETV”). Under these agreements, we have obtained the right to construction and development of the Ming Dynasty Entertainment World Project (“Ming Dynasty Entertainment World”) including the purchase of the forty (40) years land use rights for a parcel of approximately 250 Mu for commercial land use purpose and another parcel of approximately 82.37 acres for industry land use purpose, as well as the construction of the Royal Hot Spring World project; the right to invest in construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Nourishing Life”) (including the following projects: (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“The City of Caves”); and the five years (three year agreement with two year renewal) of exclusive management rights for the operation of the FETV channel (“FETV”).

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

Recent Development

We established four new subsidiaries during the three months ended June 30, 2012.

On May 11, 2012, Jiangxi Zhangshu formed a wholly owned subsidiary, Zhangshu (Yida) Real Estate Development Co., Ltd. (“Zhangshu Development”). The total paid-in capital of Zhangshu Development was $792,532 (RMB 5 million). Its primary business is to conduct business of real estate development and sales in China.

On May 16, 2012, Anhui Yida formed a wholly owned subsidiary, Bengbu (Yida) Real Estate Development Co., Ltd. (“Bengbu Yida”). The total paid-in capital of Fenyi Development was $1,268,050 (RMB 8 million). Its primary business is to conduct business of real estate development in China.

On May 22, 2012, Jiangxi Zhangshu formed a wholly owned subsidiary, Zhangshu (Yida) Investment Co., Ltd. (“Zhangshu Investment”). The total paid-in capital of Zhangshu Investment was $792,532 (RMB 5 million). Its primary business is to conduct real estate investment, project management and consulting in China.

On June 6, 2012, Jiangxi Fenyi formed a wholly owned subsidiary, Fenyi (Yida) Property Development Co., Ltd. (“Fenyi Development”). The total paid-in capital of Fenyi Development was $792,532 (RMB 5 million). Its primary business is to conduct business of real estate development and sales in China.

Upon the incorporation of these new subsidiaries, our corporate structure chart has changed to the following:

Factors Affecting Our Performance

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

Results of Operations

Results of Operations for the Three Months ended June 30, 2012 as Compared to the Three Months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, we are organized into two main business segments – tourism and advertisement. The following table presents a summary of operating information for the three months ended June 30, 2012 and 2011:

	For the three months	For the three months		Increase/
(All amounts, other than	ended	ended	Increase/	(Decrease)
percentage, in U.S.	June 30,	June 30,	(Decrease)	Percentage
Dollar)	2012	2011	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$4,762,541	$8,484,717	$(3,722,176)	(43.87)
Tourism	2,652,149	2,498,979	153,170	6.13
Total net revenue	7,414,690	10,983,696	(3,569,006)	(32.49)

Cost of revenue
Advertisement	1,431,408	2,271,732	(840,324)	(36.99)
Tourism	1,491,741	1,202,363	289,378	24.07
Total cost of revenue	2,923,149	3,474,095	(550,946)	(15.86)

Gross profit	4,491,541	7,509,601	(3,018,060)	(40.19)

Selling expenses	1,504,155	1,244,427	259,728	20.87
General and administrative expenses	1,144,052	1,102,585	41,467	3.76
Income from operations	1,843,334	5,162,589	(3,319,255)	(64.29)
Other expense, net	(75,958)	(12,439)	(63,519)	510.64
Interest income	13,859	25,284	(11,425)	(45.19)
Interest expense	(55,231)	(9,358)	(45,873)	490.20
Less: Provision for income tax	720,133	1,712,056	(991,923)	(57.94)
Net income	1,005,871	3,454,020	(2,448,149)	(70.88)
Net loss attributable to non-controlling interest	63,911	31,529	32,382	102.71
Net income attributable to China Yida Holding Co.	$1,069,782	$3,485,549	$(2,415,767)	(69.31)

Net Revenue

Net revenue decreased by approximately $3.57 million or 32.49%, from approximately $10.98 million for the three months ended June 30, 2011 to approximately $7.41 million for the three months ended June 30, 2012.  The decrease in net revenue was primarily due to the decrease in the revenue from advertisement.

Advertisement

Our revenue from advertisement decreased by approximately $3.72 million or 43.87% from approximately $8.48 million for the three months ended June 30, 2011 to approximately $4.76 million for the three months ended June 30, 2012.

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

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.13 million from the “Journey through China on the Train” program for the three months ended June 30, 2012 as compared to approximately $0.78 million for the same quarter in prior year.

During this period, advertisement revenue from FETV also has experienced a decrease of 40% from $7.7 million to $4.63 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. The new restricting content of TV advertising included shopping programs, mini ads and certain medical advertisements. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism

Our revenue from tourism increased by approximately $0.15 million or approximately 6.13%, from approximately $2.50 million for the three months ended June 30, 2011 to approximately $2.65 million for the three months ended June 30, 2012, including approximately $1.37 million from Great Golden Lake resort, $0.94 million from Yunding Park, and $0.27 million from Huan’an Tulou. The primary sources of the revenues are entrance fees, tour shuttle bus fees and restaurants. The slight increase in tourism business was primarily due to the revenue increase at Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists.

Cost of Revenue

Cost of revenue decreased by approximately $0.55 million or approximately 15.86%, from approximately $3.47 million for the three months ended June 30, 2011 to approximately $2.92 million for the three months ended June 30, 2012. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of the advertisement business, partially offset by an increase in cost of revenue of the tourism business.

Advertisement

Our cost of revenue from advertisement decreased by approximately $0.84 million or approximately 36.99%, from approximately $2.27 million for the three months ended June 30, 2011 to approximately $1.43 million for the three months ended June 30, 2012.  The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Our cost of revenue from tourism for the three months ended June 30, 2012 increased by approximately $0.29 million or approximately 24.07%, from approximately $1.20 million for the three months ended June 30, 2011 to approximately $1.49 million for the three months ended June 30, 2012. The increase was primarily due to the increase in depreciation cost for the new construction of tourism destination in Yunding.

Gross profit

Gross profit decreased approximately $3.02 million, or approximately 40.19%, from approximately $7.51 million for the three months ended June 30, 2011 to approximately $4.49 million for the three months ended June 30, 2012. Our gross profit margin was approximately 60.58% for the three months ended June 30, 2012, compared to approximately 68.37% for the same period in 2011, representing a decrease of approximately 7.79 percentage points.

Advertisement

Our gross profit from advertisement decreased by approximately $2.88 million, or approximately 46.38%, from approximately $6.21 million for the three months ended June 30, 2011 to approximately $3.33 million for the three months ended June 30, 2012. Our gross profit margin from advertisement was approximately 69.94% for the three months ended June 30, 2012, compared to approximately 73.23% for the same period in 2011, representing a decrease of approximately 3.28 percentage points.

Tourism

Our gross profit from tourism decreased by approximately $0.14 million, or approximately 10.50%, from approximately $1.3 million for the three months ended June 30, 2011 to approximately $1.16 million for the three months ended June 30, 2012. Our gross profit margin from tourism was approximately 43.75% for the three months ended June 30, 2012, compared to the gross profit margin of tourism of approximately 51.89% for the same period in 2011. The decrease of gross profit margin was primarily attributable to fixed cost derived from depreciation of property and equipment at tourism spots that remained steady despite the decrease in tourism revenue at Great Golden Lake resort and Hua’an Tulou, as well as increase in depreciation cost for the new construction of tourism destination in Yunding, partially offset by increases in tourists and tourism revenue at Yunding Park.

Selling Expenses

Our selling expenses were approximately $1.5 million for the three months ended June 30, 2012, compared to approximately $1.24 million for the three months ended June 30, 2011, which represents an increase of approximately $0.26 million, or approximately 20.87%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park during the three months ended June 30, 2012.

General and Administrative Expenses

Our general and administrative expenses were approximately $1.14 million for the three months ended June 30, 2012, compared to approximately $1.10 million for the three months ended June 30, 2011, which represents a slight increase of approximately $0.04 million, or approximately 3.76%.  General and administrative expenses remained substantially steady.

Income Tax

Income tax was approximately $0.72 million for the three months ended June 30, 2012, representing a decrease of approximately $0.99 million or approximately 57.94%, compared to the approximately $1.71 million for the three months ended June 30, 2011. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as decrease in the railway media revenue for the three months ended June 30, 2012 as compared with the same period in 2011.

Net Income

As a result of the above factors, we have net income of approximately $1 million for the three months ended June 30, 2012 as compared to net income of approximately $3.45 million for the three months ended June 30, 2011, representing a decrease of approximately $2.45 million or approximately 70.88%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease of the railway media revenue for the three months ended June 30, 2012 as compared with the same period in 2011.

Results of Operations for the Six Months ended June 30, 2012 as Compared to the Six Months ended June 30, 2011

The following table presents a summary of operating information for the six months ended June 30, 2012 and 2011:

	For the six months	For the six months
	ended	ended	Increase/	Increase/
	June 30,	June 30,	(Decrease)	(Decrease)
	2012	2011	U. S. Dollar ($)	Percentage (%)
Net revenue
Advertisement	$10,957,060	$18,353,091	$(7,396,031)	(40.30)
Tourism	4,188,339	4,414,082	(225,743)	(5.11)
Total net revenue	15,145,399	22,767,173	(7,621,774)	(33.48)

Cost of revenue
Advertisement	2,990,408	4,706,554	(1,716,146)	(36.46)
Tourism	2,759,334	2,291,764	467,570	20.40
Total cost of revenue	5,749,742	6,998,318	(1,248,576)	(17.84)

Gross profit	9,395,657	15,768,855	(6,373,198)	(40.42)

Selling expenses	2,647,120	2,108,318	538,802	25.56
General and administrative expenses	2,423,800	2,369,195	54,605	2.30
Income from operations	4,324,737	11,291,342	(6,966,605)	(61.70)
Other income (expense)	(114,667)	(17,782)	(96,885)	544.85
Interest income	20,573	47,416	(26,843)	(56.61)
Interest expenses	(119,491)	(201,758)	(82,267)	(40.78)
Less: Provision for income tax	2,006,321	3,717,746	(1,711,425)	(46.03)
Net income	2,104,831	7,401,472	(5,296,641)	(71.56)
Net loss attributable to non-controlling interest	131,214	43,163	88,051	204.00
Net income attributable to China Yida Holding Co.	$2,236,045	$7,444,635	$(5,208,590)	(69.96)

Net Revenue

Net revenue decreased by approximately $7.62 million or approximately 33.48%, from approximately $22.77 million for the six months ended June 30, 2011 to approximately $15.15 million for the six months ended June 30, 2012. The decrease in net revenue was primarily due to a decrease in advertisement revenue, partially offset by an increase in tourism revenue.

Advertisement

Advertisement revenue decreased by approximately $7.4 million or approximately 40.30%, from approximately $18.35 million for the six months ended June 30, 2011 to approximately $10.96 million for the six months ended June 30, 2012.

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

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.27 million from the “Journey through China on the Train” program for the six months ended June 30, 2012 as compared to approximately $2.58 million for the same quarter in prior year.

During this period, advertisement revenue from FETV also has experienced a decrease of 32.23% from $15.77 million to $10.69 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. The new restricting content of TV advertising included shopping programs, mini ads and certain medical advertisements. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism

Tourism revenue decreased by approximately $0.23 million or approximately 5.11% from approximately $4.41 million for the six months ended June 30, 2011 to approximately $4.19 million for the six months ended June 30, 2012, including approximately $1.90 million from Great Golden Lake resort, $1.38 million from Yunding Park, and $0.79 million from Hua’an Tulou. The primary resources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The decrease in tourism revenue was primarily due to the revenue decrease at Hua’an Tulou, partially offset by the revenue increase in Yunding Park. The revenue decrease in Hua’an Tulou tourism destination was mainly due to strong competition among the homogeneous tourism destinations, including Nanjing Tulou Cluster and Yongding Tulou Cluster. The increase in revenue at Yunding Park was attributable to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists.

Cost of Revenue

Cost of revenues decreased by approximately $1.25 million or approximately 17.84%, from approximately $7.00 million for the six months ended June 30, 2011 to approximately $5.75 million for the six months ended June 30, 2012. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $1.72 million or approximately 36.46%, from approximately $4.71 million for the six months ended June 30, 2011 to approximately $2.99 million for the six months ended June 30, 2012. The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $0.47 million or approximately 20.40%, from approximately $2.29 million for the six months ended June 30, 2011 to approximately $2.76 million for the six months ended June 30, 2012. The increase was primarily due to the increase in depreciation cost for the new construction of tourism destination in Yunding.

Gross profit

Gross profit decreased approximately $6.37 million, or approximately 40.42%, from approximately $15.77 million for the six months ended June 30, 2011 to approximately $9.40 million for the six months ended June 30, 2012. Our gross profit margin was approximately 62.04% for the six months ended June 30, 2012, compared to approximately 69.26% for the same period in 2011, representing a decrease of approximately 7.22%.

Advertisement

Gross profit from advertisement decreased by approximately $5.68 million, or approximately 41.62%, from approximately $13.65 million for the six months ended June 30, 2011 to approximately $7.97 million for the six months ended June 30, 2012. Gross profit margin from advertisement was approximately 72.71% for the six months ended June 30, 2012, compared to approximately 74.36% for the same period in 2011. The gross profit margin from advertisement remained steady.

Tourism

Gross profit from tourism decreased by approximately $0.69 million, or approximately 32.67%, from approximately $2.12 million for the six months ended June 30, 2011 to approximately $1.43 million for the six months ended June 30, 2012. Gross profit margin from tourism was approximately 34.12% for the six months ended June 30, 2012, compared to approximately 48.08% for the same period in 2011. The decrease of gross profit margin was primarily attributable to fixed cost derived from depreciation of property and equipment at tourism spots that remained steady despite the decrease in tourism revenue at Great Golden Lake resort and Hua’an Tulou, as well as increase in depreciation cost for the new construction of tourism destination in Yunding, partially offset by increases in tourists and tourism revenue at Yunding Park.

Selling Expenses

Selling expenses were approximately $2.65 million for the six months ended June 30, 2012, compared to approximately $2.11 million for the six months ended June 30, 2011, which represents an increase of approximately $0.54 million, or approximately 25.56%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park during the six months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses were approximately $2.42 million for the six months ended June 30, 2012, compared to approximately $2.37 million for the six months ended June 30, 2011, which represents an increase of approximately $0.05 million, or approximately 2.30%. General and administrative expenses remained substantially steady.

Income Tax

Income tax was approximately $2.00 million for the six months ended June 30, 2012, representing a decrease of approximately $1.71 million or approximately 46.03%, compared to the approximately $3.72 million income tax for the six months ended June 30, 2011. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as decrease in the railway media revenue for the six months ended June 30, 2012 as compared with the same period in 2011.

Net Income

As a result of the above factors, we have net income of approximately $2.10 million for the six months ended June 30, 2012 as compared to net income of approximately $7.40 million for the six months ended June 30, 2011, representing a decrease of approximately $5.30 million or approximately 71.56%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease of the railway media revenue for the three months ended June 30, 2012 as compared with the same period in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity during the six months ended June 30, 2012 include cash from operations and proceeds from long-term & short-term loans.

As of June 30, 2012, we had cash and cash equivalents of approximately $12.14 million as compared to approximately $5.69 million as of December 31, 2011, representing an increase of $6.45 million. Our principal sources of liquidity during the six months ended June 30, 2012 include cash from operations and proceeds from loans.  Net proceeds from short-term and long-term loans for the six months ended June 30, 2012 were approximately $1.59 million and $7.42 million, respectively.

As of June 30, 2012, our working capital was approximately $1.70 million as compared to $3.76 million as of December 31, 2011.

The following table sets forth a summary of our cash flows for the years indicated:

	For the six months ended June 30,
	2012	2011

Net cash provided by operating activities	$9,997,934	$9,392,036
Net cash used in investing activities	$(10,809,194)	$(6,716,267)
Net cash provided by financing activities	$7,231,278	$9,961,276

Net cash provided by operating activities was approximately $10.00 million for the six months ended June 30, 2012, compared to approximately $9.39 million for the six months ended June 30, 2011.  The increase of $0.61 million was primarily due to the decrease in other receivable and a lower reduction in accounts payable during the six months ended June 30, 2012, partially offset by decrease in net income as compared to the same period in prior year.

Net cash used in investing activities was approximately $10.81 million for the six months ended June 30, 2012, compared to approximately $6.72 million for the six months ended June 30, 2011.  The increase in net cash used in investing activities was due to the increase in expenditures on activities related to obtaining land use rights and on constructions in progress at the China Yang-sheng Paradise and the City of Caves.

Net cash provided by financing activities amounted to approximately $7.23 million for the six months ended June 30, 2012, compared to approximately $9.96 million for the six months ended June 30, 2011, representing a decrease of approximately $2.73 million.  The decrease in net cash provided by financing activities was mainly because of the lower amount of bank loans obtained during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Bank loans

The Company has six bank loans from three institutional lenders for the development of the tourism destinations.

1.
A loan for approximately $0.95 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 9.184% per annum, and is due November 4, 2012.  It is guaranteed by Fujian Jintai Tourism Development Co., Ltd.

2.	A loan for approximately $1.59 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 8% per annum, and is due October 2012.
3.
A loan for approximately $12.81 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum.  $1,968,647 (RMB 12,420,000) will be due in each twelve-month period as of June 30, 2013, 2014, 2015, 2016, 2017, 2018 respectively and $993,158 (RMB 6,270,000) will be due in the twelve-month period as of June 30, 2019. It is collateralized by the right to collect ticket sales at the Great Golden Lake.

4.
A loan for approximately $10.14 million from Industrial and Commercial Bank of China Limited.  It bears interest at 6.40% per annum.  $1,188,796 (RMB 7,500,000), $1,743,567 (RMB 11,000,000), $1,981,327 (RMB 12,500,000), $2,219,088 (RMB 14,000,000), $2,219,088 (RMB 14,000,000), and $792,531 (RMB 5,000,000) will be due in each of the twelve-month period as of June 30, 2013, 2014, 2015, 2016, 2017 and 2018.  It is secured by credit guarantee of Fujian Jintai and the right to collect ticket sales at Yunding Park as additional collateral.

5.
A loan for approximately $5.15 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $792,532 (RMB 5,000,000) will be due in each twelve-month period as of June 30, 2013, 2014, 2015, 2016, 2017, 2018 respectively, and $396,266 (RMB 2,500,000) will be due in the twelve-month period as of June 30, 2019.It is collateralized by the right to collect ticket sales at the Tulou tourism destination, fixed assets of Fujian Tulou and personal guarantee by directors as additional collateral.

6.
A loan for approximately $9.35 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 11.97% per annum. $2,219,087 (RMB 14,000,000), $4,755,187 (RMB 30,000,000), and $2,377,594 (RMB 15,000,000) will be due in each twelve-month period as of June 30, 2013, 2014, and 2015 respectively.  It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the coming 12 months, we have approximately $8.7 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of June 30, 2012:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$39,988,860	$8,705,163	$16,380,033	$9,960,534	$4,943,130
Operating Lease Obligations	13,389,298	317,022	547,905	543,734	11,980,637
Obligation under airtime rights	2,836,705	2,700,946	135,759	-	-
Total	$56,214,863	$11,723,131	$17,063,697	$10,504,268	$16,923,767

Capital Commitments

China Yang-sheng Paradise
As of June 30, 2012, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $14,355,910 (RMB 90.57 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $13,390,600 (RMB 84.48 million). The remaining $965,310 (RMB 6.09 million) will be completed and paid for in the first half of 2013.

City of Caves
As of June 30, 2012, the total estimated contract costs to complete City of Caves are approximately $12,875,460 (RMB 81.23 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $12,019,500 (RMB 75.83 million). The remaining $855,960 (RMB 5.40 million) will be completed and paid for in the first half of 2013.

Management Rights Commitments

In 2001, Fujian Jintai entered into a tourism management revenue sharing agreement which is related to the management rights with Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) to operate and to manage the Great Golden Lake resort from 2001 through 2032. The Company agreed to pay (1) 8% of the revenue from 2001 to 2005; (2) 10% of the revenue from 2006 to 2010; (3)12% of the revenue from 2011 to 2015; (4) 14% of the revenue from 2016 to 2020; (5) 16% of the revenue from 2021 to 2025; (6) 18% from 2026 to 2032 to the Taining government.
The Company paid approximately $272,988 and $254,858 to the Taining government for the six months ended June 30, 2012 and 2011, respectively, and recorded as cost of revenue.
The Company paid approximately $196,222 and $155,550 to the Taining government for the three months ended June 30, 2012 and 2011, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujian Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $156,563 and $171,974 to the Taining government for the six months ended June 30, 2012 and 2011, respectively, and recorded as selling expenses.

The Company paid approximately $113,470 and $107,578 to the Taining government for the three months ended June 30, 2012 and 2011, respectively, and recorded as selling expenses.

In December 2008, Yida Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to payment of compensation fees for using nature resources at Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.

The Company paid approximately $84,483 and $206,824 to the Hua’an government for the six months ended June 30, 2012 and 2011, respectively, and recorded as selling expenses.

The Company paid approximately $23,868 and $103,720 to the Hua’an government for the three months ended June 30, 2012 and 2011, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of June 30, 2012, we have paid to the Yongtai County local government 3 million RMB, or $0.48 million. We plan to pay to the local government the remaining 2 million RMB, or $0.32 million, by 2018.

2012-2013 Outlook

In 2012, we will continue constructing and developing Yunding Park’s second phase of construction and the three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations out of Fujian province and throughout China. The construction was in line with our schedule. We expect to complete the first phase construction of these three new projects and open them to the public in the first half of 2013. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. In May and June 2012, we further established four new wholly-owned subsidiaries, including Zhangshu (Yida) Real Estate Development Co., Ltd., Bengbu (Yida) Real Estate Development Co., Ltd., Zhangshu (Yida) Investment Co., Ltd., and Fenyi (Yida) Property Development Co., Ltd., the primary business focus of which will be in tourism-related real estate investment, project management, and consulting in China. Over the next three years, we will mainly focus on developing our six tourist destinations.  All required construction funds will be funded either from our net income and operating cash flow or will be financed through bank loans.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2011.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Yida Tulou, Anhui Yida, Yongtai Yunding, Zhangshu Yida, Fenyi Yida, Yida Travel, Fenyi Development, Bengbu Yida, Zhangshu Development, Zhangshu Investment, and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2012	December 31, 2011
Total current assets *	$12,279,104	$12,091,197
Total assets	$12,286,571	$12,098,729
Total current liabilities #	$10,493,325	$10,011,732
Total liabilities	$10,493,325	$10,011,732

* Including intercompany receivables of $12,274,194 and $12,090,456 as at June 30, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.
# Including intercompany payables of $9,497,761 and $9,009,187 as at June 30, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2012 and December 31, 2011, the Company has uninsured deposits in banks of approximately $12,071,000 and $5,435,000.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2012 and December 31, 2011.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights:

For the six months ended June 30, 2012
	Fujian Jintai	Tulou
Gross receipts	$1,898,112	$787,884

Profit sharing costs	272,988	-
Nature resource compensation expenses	156,563	84,483
Total paid to the local governments	429,551	84,483

Net receipts	$1,468,561	$703,401

For the six months ended June 30, 2011
	Fujian Jintai	Tulou
Gross receipts	$2,034,694	$1,820,164

Profit sharing costs	254,858	-
Nature resource compensation expenses	171,974	206,824
Total paid to the local governments	426,832	206,824

Net receipts	$1,607,862	$1,613,340

For the three months ended June 30, 2012
	Fujian Jintai	Tulou
Gross receipts	$1,372,415	$265,234

Profit sharing costs	196,222	-
Nature resource compensation expenses	113,470	23,868
Total paid to the local governments	309,692	23,868

Net receipts	$1,062,723	$241,366

For the three months ended June 30, 2011
	Fujian Jintai	Tulou
Gross receipts	$1,263,670	$922,948

Profit sharing costs	155,550	-
Nature resource compensation expenses	107,578	103,720
Total paid to the local governments	263,128	103,720

Net receipts	$1,000,542	$819,228

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2012 and 2011 were $365,934 and $230,804, respectively. Advertising costs for the three months ended June 30, 2012 and 2011 were $213,112 and $170,219, respectively.

Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $124,843 and $88,568 for the six months ended June 30, 2012 and 2011, respectively, and were$71,337 and $46,605 for the three months ended June 30, 2012 and 2011 respectively. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 and $104,078 as June 30, 2012 and December 31, 2011, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following reason:

We did not have sufficient skilled accounting personnel that are either qualified as Certified Public Accountants in the U.S. or that have received education from U.S. institutions or other educational programs that would provide enough relevant education relating to U.S. GAAP. The Company’s CFO and Financial Manager have limited experience with U.S. GAAP and are not U.S. Certified Public Accountants. Further, our operating subsidiaries are based in China and in accordance with PRC laws and regulations, are required to comply with PRC GAAP, rather than U.S. GAAP. Thus, the accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate, and determined to be a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Yongxi Lin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Yongxi Lin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: August 13, 2012	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 13, 2012	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)