Form 10-Q
period 2012-09-30
CHINA YIDA HOLDING, CO.
filed 2012-11-13
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 12, 2012
Common stock, $.001 par value	19,571,785

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$8,416,253	$5,684,847
Accounts receivable	227,674	129,849
Other receivables, net	625,786	4,940,389
Advances and prepayments	1,639,287	1,881,427
Prepayment - current portion	363,307	207,117
Total current assets	11,272,307	12,843,629

Property and equipment, net	140,451,891	110,593,580
Construction in progress	3,415,337	25,964,029
Intangible assets, net	44,887,717	32,355,010
Long-term prepayments	4,819,210	12,758,763
Deferred tax assets	-	104,078
Total assets	$204,846,462	$194,619,089
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Short-term loans	$4,114,575	$943,619
Long-term debt, current portion	6,871,340	3,761,894
Accounts payable	24,827	91,385
Current obligation under airtime rights commitment	2,206,033	2,359,169
Accrued expenses and other payables	2,080,927	638,175
Taxes payable	391,767	1,223,528
Deferred tax liabilities - current	-	67,644
Total current liabilities	15,689,469	9,085,414

Long-term obligation under airtime rights commitment	-	1,548,928
Long-term debt	29,769,855	26,040,732
Total liabilities	45,459,324	36,675,074

Commitments and contingencies

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 19,571,785 and 19,551,785 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively)	19,571	19,551
Additional paid in capital	49,148,049	49,111,569
Accumulated other comprehensive income	13,426,488	12,484,116
Retained earnings	88,975,816	87,715,182
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	154,119,254	151,879,748
Non-controlling interest	5,267,884	6,064,267
Total equity	159,387,138	157,944,015
Total liabilities and equity	$204,846,462	$194,619,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Net revenue
Advertisement	$14,126,023	$26,675,530	$3,168,963	$8,322,439
Tourism	7,340,957	7,299,124	3,152,618	2,885,042

Total net revenue	21,466,980	33,974,654	6,321,581	11,207,481

Cost of revenue
Advertisement	4,227,122	6,847,683	1,236,714	2,141,129
Tourism	4,377,807	3,681,633	1,618,473	1,389,869

Total cost of revenue	8,604,929	10,529,316	2,855,187	3,530,998

Gross profit	12,862,051	23,445,338	3,466,394	7,676,483

Operating expenses
Selling expenses	4,751,736	3,704,622	2,104,616	1,596,304
General and administrative expenses	3,443,661	3,543,764	1,019,861	1,174,569

Total operating expenses	8,195,397	7,248,386	3,124,477	2,770,873

Income from operations	4,666,654	16,196,952	341,917	4,905,610

Other income (expense)
Other expense, net	(191,870)	(41,430)	(77,203)	(23,648)
Interest income	32,218	75,358	11,645	27,942
Interest expense	(990,189)	(228,212)	(870,698)	(26,454)

Total other expenses	(1,149,841)	(194,284)	(936,256)	(22,160)

Income(Loss) before income tax and non-controlling interest	3,516,813	16,002,668	(594,339)	4,883,450

Less: Provision for income tax	2,457,792	5,433,442	451,471	1,715,696

Net income(Loss)	1,059,021	10,569,226	(1,045,810)	3,167,754

Net loss attributed to non-controlling interest	201,613	84,015	70,399	40,852

Net income(loss) attributable to China Yida Holding Co.	$1,260,634	$10,653,241	$(975,411)	$3,208,606

Net income (Loss)	$1,059,021	$10,569,226	$(1,045,810)	$3,167,754

Other comprehensive income
Foreign currency translation gain(loss)	980,614	5,005,563	(253,430)	1,741,244

Comprehensive income(loss)	2,039,635	15,574,789	(1,299,240)	4,908,998

Comprehensive loss attributable to non-controlling interest	163,371	84,678	79,962	41,469

Comprehensive income(loss) attributable to China Yida Holding Co.	$2,203,006	$15,659,467	$(1,219,278)	$4,950,467

Earnings(Losses) per share
- Basic	$0.06	$0.54	$(0.05)	$0.16
- Diluted	$0.06	$0.54	$(0.05)	$0.16

Weighted average shares outstanding
- Basic	19,561,240	19,551,785	19,571,785	19,551,785
- Diluted	19,561,240	19,561,621	19,571,785	19,555,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,059,021	$10,569,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,053,498	2,599,582
Amortization	1,845,015	2,718,586
Stock based compensation	36,500	576,536
Deferred tax expense	36,434	51,914
Amortization of financing costs	180,597	-
Changes in operating assets and liabilities:
Accounts receivable	(97,174)	(106,811)
Other receivables, net	3,718,652	(319,681)
Advances and prepayments	254,323	282,239
Accounts payable	(67,241)	(1,098,386)
Accrued expenses and other payables	1,441,158	1,539,620
Taxes payable	(840,807)	(544,244)
Net cash provided by operating activities	10,619,976	16,268,581

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(9,103,497)	(5,823,616)
Additions to construction in progress	(416,744)	(2,718,003)
Additions to intangible asset	(4,639,247)	(11,988,896)
Proceeds from disposal of intangible assets	-	2,080,636
Increase in long-term prepayments for acquisition of property,equipment and land use rights	(1,185,197)	(2,778,112)
Net cash used in investing activities	(15,344,685)	(21,227,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from non-controlling interest	-	2,712,533
Repayment of obligation under airtime rights commitment	(1,729,368)	(1,400,069)
Payment of deferred financing costs	(674,645)	-
Proceeds from short-term loans	3,170,326	-
Proceeds from long-term loans	9,510,977	10,788,484
Repayment of long-term loans	(2,847,632)	(246,594)
Net cash provided by financing activities	7,429,658	11,854,354

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26,457	317,307

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,731,406	7,212,251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,684,847	7,146,684
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$8,416,253	$14,358,935

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from construction in progress to property and equipment	$23,165,538	$-
Transfer from advances and prepayments to intangible assets	$9,556,747	$-

Cash paid during the period for:
Income tax	$3,199,743	$5,830,819
Interest	$2,303,355	$691,035

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

On July 30, 2012, Fujian Yida formed a wholly owned subsidiary, Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd (the “Yida Arts”). The total paid-in capital of Fenyi Development was $792,532 (RMB 5 million). Its primary business is to operate performance and show events at Yunding Park.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Bengbu Yida, Zhangshu Development, Zhangshu Investment, Bengbu Investment,  Yida Arts and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2012	December 31, 2011
Total current assets *	$12,260,868	$12,091,197
Total assets	$12,268,307	$12,098,729
Total current liabilities #	$10,633,430	$10,011,732
Total liabilities	$10,633,430	$10,011,732

*Including intercompany receivables of $12,254,575 and $12,090,456 as at September 30, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

# Including intercompany payables of $9,639,134 and $9,009,187 as at September 30, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

Although Fujian Jiaoguang no longer had revenues, its bank account still has to be maintained active with certain cash flows to support its expenses.  As such, Fujian Jiaoguang transferred funds from and to the Company’s directly-owned subsidiaries, which resulted in part of the intercompany receivables and payables.  Another significant portion of the intercompany receivable recorded at Fujian Jiaoguang represented payments that Fujian Jiaoguang paid on behalf of Jintai previously, which remained due from Jintai.  Nonetheless, since Fujian Jiaoguang is a variable interest entity subject to consolidation, the balances of its intercompany receivables and payables are eliminated against the corresponding account balances at the Company’s directly-owned subsidiaries at the consolidation level.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of six months or less, when purchased, to be cash and cash equivalents. As of September 30, 2012 and December 31, 2011, the Company has uninsured deposits in banks of approximately $8,343,000 and $5,435,000.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2012 and December 31, 2011.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the nine months ended September 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$3,926,123	$1,033,337

Profit sharing costs	556,418	-
Nature resource compensation expenses	325,749	107,296
Total paid to the local governments	882,167	107,296

Net receipts	$3,043,956	$926,041

For the nine months ended September 30, 2011
	Fujian Jintai	Tulou

Gross receipts	$3,887,167	$2,498,718

Profit sharing costs	486,048	-
Nature resource compensation expenses	329,127	280,747
Total paid to the local governments	815,175	280,747

Net receipts	$3,071,992	$2,217,971

For the three months ended September 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$2,028,011	$245,453

Profit sharing costs	283,430	-
Nature resource compensation expenses	169,186	22,813
Total paid to the local governments	452,616	22,813

Net receipts	$1,575,395	$222,640

For the three months ended September 30, 2011
	Fujian Jintai	Tulou

Gross receipts	$1,852,473	$678,554

Profit sharing costs	231,190	-
Nature resource compensation expenses	157,153	73,923
Total paid to the local governments	388,343	73,923

Net receipts	$1,464,130	$604,631

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2012 and 2011 were $676,920 and $400,160, respectively. Advertising costs for the three months ended September 30, 2012 and 2011 were $310,986 and $169,356, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $182,125 and $145,730 for the nine months ended September 30, 2012 and 2011, respectively, and were $57,282 and $57,162 for the three months ended September 30, 2012 and 2011 respectively. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 and $104,078 as September 30, 2012and December 31, 2011, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of September 30, 2012, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU No. 2011-05), Presentation of Comprehensive Income , an amendment to ASC Topic 220,  Comprehensive Income .  Under this amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  The guidance for public entities is effective for fiscal years or interim periods beginning after December 15, 2011 with early adoption permitted.  The amendments in this update are to be applied retrospectively.  The Company does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

3.     OTHER RECEIVABLES, NET

Other receivables consist of the following:

	September 30, 2012	December 31, 2011

Refundable deposits - land use rights	$-	$4,718,094
Ticket revenue deposited in special treasury account assigned by government	395,986	50,720
Other	250,624	192,270
	646,610	4,961,084
Less: Allowance	(20,824)	(20,695)
	$625,786	$4,940,389

Anhui Yida participated in a bid for several land use rights in Anhui Province, with the intention to develop tourism destinations.  Anhui Yida deposited $4,834,440 (RMB 30.5 million) with the local government of Anhui province to participate in the bid in 2011.  The deposit can be applied to payment for the land use rights if the Company wins the bid or the Company may choose to receive the deposit returned by the government and make new payment for purchasing the land use rights after winning the bid.  For the nine-month period ended September 30, 2012, the local government of Anhui province refunded the deposit in full amount $4,834,440 (RMB 30.5 million) to Anhui Yida for the land use rights that the Company had won the bid on.

As of September 30, 2012 and December 31, 2011, the ticket revenue collected by Fujian Jintai of $395,986 and 50,720 were deposited in the special treasury account assigned by government according to the tourism management revenue sharing agreement between Fujian Jintai and Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) in 2001 (See Note 15) and usually they are collectible within 30 days after profit sharing process is completed by the government.

4.     ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	September 30, 2012	December 31, 2011

Advance payments related to land use rights	$812,017	$1,072,144
Advance payments related to facilities of Yunding Park	531,432	142,781
Advance payments related to construction cost of Great Golden Lake	192,836	240,969
Other	106,120	428,631
	1,642,405	1,884,525
Less: Allowance	(3,118)	(3,098)
	$1,639,287	$1,881,427

As of September 30, 2012, advance payments related to land use rights mainly represented the advance payments made by Fujian Yida and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $700,427 (RMB 4.4 million) for an acquisition of land use rights.  Fenyi Yida made advance payments of $382,534 (RMB 2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi city.  The local government repaid $270,944 (RMB 1.7 million) to the Company at the end of January, 2012.

As of December 31, 2011, advance payments related to land use rights mainly represented the advance payments made by Fujian Yida and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $691,987 (RMB4.4 million) for the acquisition of land use rights.  Fenyi Yida made advance payment of $380,157 (RMB2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province.  The variances as compared to the amounts disclosed in the Company’s consolidated financial statements as of September 30, 2012 were mainly the effect of foreign currency translation.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011

Buildings, Improvements and Attractions	$148,749,137	$116,009,545
Electronic Equipment	652,181	523,108
Transportation Equipment	2,480,388	2,399,339
Office Furniture	63,085	53,606
	151,944,791	118,985,598
Less: Accumulated Depreciation	(11,492,900)	(8,392,018)
Property and equipment, net	$140,451,891	$110,593,580

Depreciation expense for the nine months ended September 30, 2012 and 2011 were $3,053,498 and $2,599,582, respectively.
Depreciation expense for the three months ended September 30, 2012 and 2011 were $1,019,135 and $904,149, respectively.

6.     CONSTRUCTION IN PROGRESS

The construction in progress consists of the projects related to the construction of the following:

	September 30, 2012	December 31, 2011

Jiangxi Zhangshu Yang-sheng Paradise	$-	$12,049,824
Jiangxi Fenyi City of Caves	-	10,933,552
Great Golden Lake	3,415,337	2,980,653
	$3,415,337	$25,964,029

The construction in progress mainly related to the construction of new tourist resorts which the Company has developed. Most construction projects in progress were completed by September 30, 2012. The amount of capitalized interest included in construction in progress for the nine months ended September 30, 2012 and 2011 amounted to $1,479,846 and $511,493, respectively, and the amount of capitalized interest included in construction in progress for the three months ended September 30, 2012 and 2011 amounted to $0 and $250,890, respectively.

Construction in progress of $32,042,326 and $14,735,861 were transferred to property and equipment during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.   INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011

Management right of tourist resort	$5,538,851	$5,504,443
Commercial airtime rights	6,839,677	6,616,013
Land use right	39,665,641	25,334,867
	52,044,169	37,455,323
Accumulated amortization	(7,156,452)	(5,100,313)
Intangible assets, net	$44,887,717	$32,355,010

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

Land use right

On October 31, 2010, the Company entered into an agreement with the local government in the PRC to acquire the land use rights for 40 years for the development of the Yunding Park. The purchase consideration was $2,087,221 (RMB 13,189,150).

On October 31, 2011, the Company entered into land use rights agreements with the local PRC governments for the purchase of the land use rights in Anhui to develop Ming Dynasty Entertainment World.  As of September 30, 2012, the Company paid approximately $10,165,442 (RMB 64.24 million) and recorded the amount under Intangible Assets.

On November 3, 2011, the Company entered into five land use rights agreements with the local PRC governments for the purchase of the land use rights in Zhangshu City for 40 years to develop China Yang-sheng Paradise. As of September 30, 2012, the Company paid approximately $27,077,481 (RMB 171.10 million) and recorded the amount under Intangible Assets.

On December 13, 2011, the Company entered into a land use rights agreements with the local PRC governments for the purchase of the land use rights in Jiangxi to develop Jiangxi Fenyi Dongdou resort.  As of September 30, 2012, the Company paid approximately $335,496 (RMB 2.12 million) and recorded the amount under Intangible Assets.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.     INTANGIBLE ASSETS, NET(CONTINUED)

Amortization expense for the nine months ended September 30, 2012 and 2011 amounted to $1,845,015 and $2,718,586, respectively.

Amortization expense for the three months ended September 30, 2012 and 2011 amounted to $613,873 and $844,271, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of September 30,	Amounts
2013	$2,086,078
2014	236,808
2015	236,808
2016	236,808
2017	236,808
Thereafter	41,854,407
$44,887,717

8.     LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	September 30, 2012	December 31, 2011

Prepayments for project planning, assessments and consultation fees	$3,374,673	$2,136,883
Deferred financing costs	1,190,320	846,695
Prepayments for acquisition of land use right and management right of tourist resort	-	9,481,598
Others	254,217	293,587
	$4,819,210	$12,758,763

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Anhui province and Jiangxi province.

For the nine months ended September 30, 2012 and 2011, the Company paid approximately $674,645 (RMB 4.3 million) and approximately $374,823 (RMB 2.4 million) of fees in order to obtain additional debt used to construct various resort projects.  These fees are deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of September 30,	Amounts
2013	$308,366
2014	251,396
2015	251,396
2016	251,396
2017	251,396
Thereafter	184,736
Total minimum payments	$1,498,686
Current portion recorded under prepayments - current portion	(308,366)
Long term portion	$1,190,320

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.     BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	September 30, 2012	December 31, 2011

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.184% per annum, due November 4, 2012, guaranteed by Fujian Jintai Tourism Development Co., Ltd.	$949,517	$943,619
Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.4% per annum, due August 16, 2013, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd.	$1,582,529	$-
Loan from China Minsheng Banking Corp, Ltd., interest rate at 8% per annum, has been paid off in October 2012. (Note (a))	1,582,529	-

Total	$4,114,575	$943,619

Note:

(a)    On April 30, 2012, $19,040 (RMB 120,000) of financing costs was paid in connection with this loan.

Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $134,882 and $94,968, respectively. Interest expense for the three months ended September 30, 2012 and 2011 amounted to $26,036 and $32,722, respectively. The interest expense for the nine months ended September 30, 2012 and 2011 of $108,745 and $64,977, respectively was capitalized as part of construction in progress. The interest expense for the three months ended September 30, 2012 and 2011 that amounted to $0 and $32,262, was capitalized as part of construction in progress.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Long-term debt

Long term debt consists of the following:

	September 30, 2012	December 31, 2011

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (a))	$12,784,573	$13,682,472

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (b))	9,890,806	10,615,711

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due November 22, 2018, collateralized by the right to collect resort ticket sales at the Tulou resort, secured by the fixed assets of Fujian Tulou and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	4,945,403	5,504,443

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	9,020,413	-
	36,641,195	29,802,626
Less: current portion	(6,871,340)	(3,761,894)
Total	$29,769,855	$26,040,732

Note:

(a)
$1,965,501 (RMB 12,420,000) will be due in each twelve-month period as of September 30, 2013, 2014, 2015, 2016, 2017, 2018 respectively and $991,567 (RMB 6,270,000) will be due in the twelve-month period as of September 30, 2019.  In November 2011 and in March 2012, $474,760 and $221,475 of financing costs were paid in connection with this loan and subject to amortization, with $344,765 and $168,875 recorded in Long-Term Prepayments as of September 30, 2012, respectively.

(b)
$1,266,023 (RMB 8,000,000), $1,740,782 (RMB 11,000,000), $2,057,288 (RMB 13,000,000), $2,215,540 (RMB 14,000,000), $1,978,161 (RMB 12,500,000), and $633,012 (RMB 4,000,000) will be due in each of the twelve-month period as of September 30, 2013, 2014, 2015, 2016, 2017 and 2018.  In January 2011 and in March 2012, $384,871 and $379,800 of financing costs were paid in connection with this loan and subject to amortization, with $233,672 and $230,597 recorded in Long-Term Prepayments as of September 30, 2012, respectively.

(c)
$791,264 (RMB 5,000,000) will be due in each twelve-month period as of September 30, 2013, 2014, 2015, 2016, 2017, 2018 respectively, and $197,819 (RMB 1,250,000) will be due in the twelve-month period as of September 30, 2019.  In December 2011 and in January 2012, $214,670 and $72,242 of financing costs were paid in connection with this loan and subject to amortization, with $158,447 and $53,964 recorded in Long-Term Prepayments as of September 30, 2012, respectively.

(d)	$2,848,552 (RMB 18,000,000), $5,380,598 (RMB 34,000,000), and $791,263 (RMB 5,000,000) will be due in each twelve-month period as of September 30, 2013, 2014, and 2015, respectively.

Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $2,168,472 and $596,067 respectively. Interest expense for the three months ended September 30, 2012 and 2011 amounted to $797,471 and $220,919, respectively. The interest expense for the nine months ended September 30, 2012 and 2011 of $1,369,740 and $446,516, respectively was capitalized as part of construction in progress. The interest expense for the three months ended September 30, 2012 and 2011 that amounted to $0 and $218,628 was capitalized as part of construction in progress.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.   OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See note 7) consists of the following:

As of September 30,
2013	$2,278,842
Less: Deferred interest	(72,809)
$2,206,033

11.   ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30, 2012	December 31, 2011

Unearned revenue	$256,906	$30,155
Accrued payroll	387,595	298,810
Welfare payables	12,856	23,428
Construction payable-Retention	895,196	-
Other	528,374	285,782
	$2,080,927	$638,175

12.   INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company for the nine months ended September 30, 2012 and 2011 was 35% and 35%, respectively. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary for the nine months ended September 30, 2012 and 2011 was 16.5% and 16.5%, respectively.

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

The provision for income tax consists of the following:

	For The Nine months ended September 30,		For The Three Months Ended September 30,
	2012	2011	2012	2011

Current
USA	$-	$-	$-	$-
China	2,421,358	5,381,528	451,471	1,706,842
	2,421,358	5,381,528	451,471	1,706,842
Deferred
USA
Deferred tax asset for NOL carry forwards	150,907	878,407	22,024	85,760
Valuation allowance	(150,907)	(878,407)	(22,024)	(85,760)
	-	-	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	(71)	-	(24)
Net changes in deferred income tax under current portion	-	(71)	-	(24)

Non current portion
Deferred tax asset for NOL carry forwards	1,414,498	129,541	549,437	62,823
Temporary difference from airtime rights expenses	104,078	(56,068)	-	(10,967)
Temporary difference from capitalized interest	(67,644)	4,225	-	2,137
Valuation allowance	(1,414,498)	(129,541)	(549,437)	(62,823)
Net changes in deferred income tax under non-current portion	36,434	(51,843)	-	(8,830)

Net deferred income tax expenses (benefit)	36,434	(51,914)	-	(8,854)

Total provision for income tax	$2,457,792	$5,433,442	$451,471	$1,715,696

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

The change in total allowance for the nine months ended September 30, 2012 and 2011 was an increase of $1,565,405 and $466,373, respectively. The change in total allowance for the three months ended September 30, 2012 and 2011 was an increase of $571,461 and $148,584, respectively.

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

On November 5, 2011, our former CFO submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if CFO is removed from office for cause prior to the 21 st  day of January, 2012, any outstanding stock options held by him which are not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by CFO which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 60,000 CFO Stock Options were forfeited as of December 31, 2011. On January 6, 2012, our former CFO transferred options to purchase 15,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift.

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

On November 5, 2011, our former VPIR submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if VPIR is removed from office for cause prior to the 21 st  day of January, 2012, any outstanding stock option held by him which is not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by VPIR which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 60,000 VPIR Stock Options were forfeited as of December 31, 2011. On January 6, 2012, our former VPIR transferred options to purchase 15,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift.

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

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 20,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 20,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of September 30, 2012 and December 31, 2011 was approximately $0 and $36,500, respectively. On May 24, 2012, the 20,000 restricted shares were issued.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	30,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	75,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	75,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	30,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2011	90,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of September 30, 2012	90,000

For the nine months ended September 30, 2012 and 2011, the Company recognized approximately $36,500 and $576,536, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

For the three months ended September 30, 2012 and 2011, the Company recognized approximately $0 and $74,543, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.     NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida has not commenced operations as of September 30, 2012.  Non-controlling interest consisted of the following:

	September 30, 2012	December 31, 2011

Balance brought forward	$6,064,267	$94,595
Accumulated deficits	(201,613)	(195,823)
Accumulated other comprehensive income	38,242	236,701
	5,900,896	135,473
Add: Repayment from non-controlling interest	-	5,928,794
Less: Loan to non-controlling interest	(633,012)	-
Balance carry forward	$5,267,884	$6,064,267

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

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company's obligations under various operating leases are as follows:

As of September 30,
2013	$307,392
2014	276,518
2015	267,587
2016	266,571
2017	278,101
Thereafter	12,474,112
Total minimum payments	$13,870,281

The Company incurred rental expenses of $291,181 and $126,395 for the nine months ended September 30, 2012 and 2011, respectively and which included $7,133 and $6,935, respectively, paid to Xin Hengji Holding Company Limited, a related party.

The Company incurred rental expenses of $113,761 and $55,940 for the three months ended September 30, 2012 and 2011, respectively and which included $2,369 and $2,383, respectively, paid to Xin Hengji Holding Company Limited, a related party.

(2) Management rights commitments

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

The Company paid approximately $556,418 and $486,048 to the Taining government for the nine months ended September 30, 2012 and 2011, respectively, and recorded as cost of revenue.

The Company paid approximately $283,430 and $231,190 to the Taining government for the three months ended September 30, 2012 and 2011, respectively, and recorded as cost of revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

(3) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $325,749 and $329,127 to the Taining government for the nine months ended September 30, 2012 and 2011, respectively, and recorded as selling expenses.

The Company paid approximately $169,186 and $157,153 to the Taining government for the three months ended September 30, 2012 and 2011, respectively, and recorded as selling expenses.

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

The Company paid approximately $107,296 and $280,747 to the Hua’an government for the nine months ended September 30, 2012 and 2011, respectively, and recorded as selling expenses.

The Company paid approximately $22,813 and $73,923 to the Hua’an government for the three months ended September 30, 2012 and 2011, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of September 30, 2012, the Company has paid to the Yongtai County local government 3 million RMB, or $0.48 million. We plan to pay to the local government the remaining 2 million RMB, or $0.32 million, by 2018.

(4) Litigation

The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.     EARNINGS(LOSSES) PER SHARE

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

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2012	2011	2012	2011
BASIC

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income(loss) used in computing basic earnings per share	$1,260,634	$10,653,241	$(975,411)	$3,208,606

Basic earnings(losses) per share	$0.06	$0.54	$(0.05)	$0.16

Basic weighted average shares outstanding	19,561,240	19,551,785	19,571,785	19,551,785

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2012	2011	2012	2011
DILUTED

Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income(loss) used in computing diluted earnings per share	$1,260,634	$10,653,241	$(975,411)	$3,208,606

Diluted earnings(losses) per share	$0.06	$0.54	$(0.05)	$0.16

Weighted average outstanding shares of common stock	19,561,240	19,551,785	19,571,785	19,551,785
Warrants	-	-	-	-
Options	-	9,836	-	3,651
Diluted weighted average shares outstanding	19,561,240	19,561,621	19,571,785	19,555,436

Potential common shares outstanding as of September 30:
Options outstanding	90,000	90,000	90,000	110,000
Unvested restricted common shares	-	20,000	-	20,000

For the nine months and nine months ended September 30, 2012 and 2011, 90,000 and 90,000 options, respectively were not included in the diluted EPS because the average stock price was lower than the strike price of these options.

For the three months and nine months ended September 30, 2012 and 2011, 90,000 and 110,000 options, respectively were not included in the diluted EPS because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.     BUSINESS SEGMENTS

During the nine months ended September 30, 2012 and September 30, 2011, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Advertisement	$14,126,023	$26,675,530	$3,168,963	$8,322,439
Tourism	7,340,957	7,299,124	3,152,618	2,885,042
Total	$21,466,980	$33,974,654	$6,321,581	$11,207,481

Operating income(loss):
Advertisement	$9,384,135	$19,234,964	$1,783,656	$6,148,461
Tourism	(4,287,401)	(1,832,147)	(1,379,161)	(998,249)
Other	(430,080)	(1,205,865)	(62,578)	(244,602)
Total	$4,666,654	$16,196,952	$341,917	$4,905,610

Net income(loss):
Advertisement	$6,777,264	$14,185,447	$1,270,471	$4,576,021
Tourism	(5,287,080)	(2,357,224)	(2,253,357)	(1,154,085)
Other	(431,163)	(1,258,997)	(62,924)	(254,182)
Total	$1,059,021	$10,569,226	$(1,045,810)	$3,167,754

Capital expenditure:
Advertisement	$-	$2,324	$-	$17
Tourism	9,520,241	8,539,295	4,177,409	2,994,437
Total	$9,520,241	$8,541,619	$4,087,409	$2,994,454

	September 30, 2012	December 31, 2011
Identifiable assets:
Advertisement	$5,623,478	$4,134,036
Tourism	198,988,929	189,882,849
Others	234,055	602,204
Total	$204,846,462	$194,619,089
Intangible assets:
Advertisement	$1,849,269	$3,491,785
Tourism	43,038,448	28,863,225
Total	$44,887,717	$32,355,010

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.     SUBSEQUENT EVENTS

On August 1, 2012, by unanimous written consent of the Board of Directors of the Company, the Board of Directors adopted resolutions approving a reverse split of the Company’s Common Stock on the basis of one (1) share for every five (5) outstanding shares, so that five (5) outstanding shares of Common Stock before the reverse stock split shall represent one share of Common Stock after the reverse stock split (the “Reverse Split”) and proposing that such resolution be submitted for a vote of the stockholders of the Corporation (the “Board Consent”).  The action taken by the Board of Directors with respect to the Reverse Split and amending the Company’s Amended and Restated Certificate of Incorporation to effect the Reverse Split (the “Amendment”) was subsequently adopted by the written consent of the Company’s stockholders entitled to vote a majority of the shares of Common Stock then outstanding on August 1, 2012 (the “Stockholder Consent”).  The Information Statement in connection with the authorization of the above corporate action was first being mailed or furnished to the stockholders of the Company on or about September 19, 2012, and the transaction described therein shall become effective at such future date as determined by the Board of Directors, as evidenced by the filing of the Amendment with the Secretary of State of the State of Delaware, but in no event earlier than the 20th day after the Information Statement was so mailed or furnished.

On September 28, 2012, by unanimous written consent of the Board of Directors of the Company, the Board of Directors adopted resolutions approving the reincorporation of the Company in Nevada through the merger of China Yida Holding, Co., a Delaware corporation, with and into a newly created, wholly-owned Nevada subsidiary, China Yida Holding, Co. (the “Reincorporation”) and proposing that such resolution be submitted for a vote of the stockholders of the Corporation.  The action taken by the Board of Directors with respect to the Reincorporation and filing of a certificate of merger with the Secretary of State of the State of Delaware to effect the Reincorporation was subsequently adopted by the written consent of the Company’s stockholders entitled to vote a majority of the shares of common stock then outstanding on September 28, 2012 (the “Stockholder Consent”).  The Information Statement in connection with the authorization of the above corporate action was first being mailed or furnished to the stockholders of the Company on or about October 23, 2012, and the transaction described therein shall become effective at such future date as determined by the Board of Directors, as evidenced by the filing of the Amendment with the Secretary of State of the State of Delaware, but in no event earlier than the 20th day after the Information Statement was so mailed or furnished.

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

We currently operate the Great Golden Lake tourist destination (Global Geo-park), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total. Our media business provides operating management service, including channeanl and advertisement management for the FETV since 2004 and the “Journey through China on the Train” on-board railway program (“Railway Media”). Through our wholly owned subsidiaries in China, we have entered into four additional cooperation agreements respectively with the local Chinese government agents, namely, (i) the Anhui Province Bengbu Municipal Government; (ii) the Jiangxi Province Zhangshu Municipal Government; (iii) the Fenyi County, Xinyu City, Jiangxi Province Government; and (iv) the Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education Television Station (“FETV”). Under these agreements, we have obtained the right to construction and development of the Ming Dynasty Entertainment World Project (“Ming Dynasty Entertainment World”) including the purchase of the forty (40) years land use rights for a parcel of approximately 250 Mu for commercial land use purpose and another parcel of approximately 82.37 acres for industry land use purpose, as well as the construction of the Royal Hot Spring World project; the right to invest in construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Nourishing Life”) (including the following projects: (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iii) International Camphor Tree Garden, (iv) Chinese Medicine and Herb Museum, (v) Yang-sheng Sports Club, (vi) Old Town of Chinese Traditional Medicine, and (vii) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“The City of Caves”); and the five years (three year agreement with two year renewal) of exclusive management rights for the operation of the FETV channel (“FETV”).

We expect that our tourism business will be the primary source of our revenue over the next few years. Advertising business has been our primary source of revenue for the last two years because the tourism business has experienced the serious flooding and weather and the ads restriction was not executed by the local government. The revenue from advertising will decrease because of the new restriction on the advertisement and we expect that the revenue from tourism will increase. However, any increase in revenue will depend on the recovery of Great Golden Lake and the progress we make in our other tourist destinations. This expectation is also based on our new projects and construction of tourism destinations. Last year we experienced a significant flood at the Great Golden Lake which resulted in a sharp decrease of revenue because we had to close the park. It has taken a considerable amount of time for the natural beauty to be restored after the flood but we believe that the Great Golden Lake has started to recover and visitors will return to the park. Flooding does not occur on a regular basis either at the Great Golden Lake or in the province and we do not expect to see additional floods or other natural disasters affect our operations in the future. In 2012, at Great Golden Lake and at Hua’an Tulou, we do not anticipate much new construction as we are maintaining our existing operations and restoring what is already built and in operation. We do not expect any construction or restoration to affect our operations.  Our advertising and tourism businesses are not seasonal. We have visitors to our parks throughout the year.

We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of foreign regulatory approvals and laws, the need for future capital and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Recent Development

We established six new subsidiaries during the nine months ended September 30, 2012.

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

On July 20, 2012, Anhui Yida formed a wholly owned subsidiary, Bengbu (Yida) Investment Co., Ltd. (“Bengbu Investment”). The total paid-in capital of Fenyi Development was $792,532 (RMB 5 million). Its primary business is to conduct real estate investment, project management and consulting in China.

On July 30, 2012, Fujian Yida formed a wholly owned subsidiary, Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd. (“Yida Arts”). The total paid-in capital of Fenyi Development was $792,532 (RMB 5 million). Its primary business is to operate Yunding performance and show events.

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

We generate our advertising revenue by selling air time to sponsors and companies that are interested in marketing their products to our television viewers. We incur administrative fees, business traveling fees, salaries, depreciation, automobile, and interest costs in operating the advertising business.

The new PRC regulations set forth by the State Administration for Radio, Film and Television which bans certain television and radio advertisements has had a negative effect on our revenues and certain clients have not continued to advertise. Accordingly, we expect our revenues to decline.

Tourism Business

For the tourism business, our revenue is driven by the reputation of our tourist destinations. We strive to offer quality tourist attractions that offer our visitors diverse entertainment, including catering, hotel, transportation, and shopping. We generate our revenue from our visitors and tourists who are looking to enjoy our tourist location. We incur many costs associated with operating the tourist business, including, administration fees, business traveling fees, land use rights fees, and revenue sharing fees.

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

We do expect our tourism business to be our primary source of revenue over the next few years. Although Ming Dynasty, Yang-Sheng Paradise, and City of Caves are not yet operating, we do expect them to be opened and to start generating revenue by the first half of 2013. Also, we expect Yunding to continue to grow and for the Great Golden Lake to recover from the flooding.

Results of Operations

Results of Operations for the Nine months ended September 30, 2012 as Compared to the Nine months ended September 30, 2011

The following table presents a summary of operating information for the nine months ended September 30, 2012 and 2011:

	For the nine months	For the nine months		Increase/
(All amounts, other than	ended	ended	Increase/	(Decrease)
percentage, in U.S.	September 30,	September 30,	(Decrease)	Percentage
Dollar)	2012	2011	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$14,126,023	$26,675,530	$(12,549,507)	(47.05)
Tourism	7,340,957	7,299,124	41,833	0.57
Total net revenue	21,466,980	33,974,654	(12,507,674)	(36.81)

Cost of revenue
Advertisement	4,227,122	6,847,683	(2,620,561)	(38.27)
Tourism	4,377,807	3,681,633	696,174	18.91
Total cost of revenue	8,604,929	10,529,316	(1,924,387)	(18.28)

Gross profit	12,862,051	23,445,338	(10,583,287)	(45.14)

Selling expenses	4,751,736	3,704,622	1,047,114	28.27
General and administrative expenses	3,443,661	3,543,764	(100,103)	(2.82)
Income from operations	4,666,654	16,196,952	(11,530,298)	(71.19)
Other expense, net	(191,870)	(41,430)	(150,440)	363.12
Interest income	32,218	75,358	(43,140)	(57.25)
Interest expense	(990,189)	(228,212)	(761,977)	333.89
Less: Provision for income tax	2,457,792	5,433,442	(2,975,650)	(54.77)
Net income	1,059,021	10,569,226	(9,510,205)	(89.98)
Net loss attributable to non-controlling interest	201,613	84,015	117,598	139.97
Net income attributable to China Yida Holding Co.	$1,260,634	$10,653,241	$(9,392,607)	(88.17)

Net Revenue

Net revenue decreased by approximately $12.51 million or approximately 36.81%, from approximately $33.97 million for the nine months ended September 30, 2011 to approximately $21.47 million for the nine months ended September 30, 2012. The decrease in net revenue was primarily due to a decrease in advertisement revenue which was partially offset by an increase in tourism.

Advertisement

Advertisement revenue decreased by approximately $12.55 million or approximately 47.05%, from approximately $26.68 million for the nine months ended September 30, 2011 to approximately $14.13 million for the nine months ended September 30, 2012.

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

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.38 million from the “Journey through China on the Train” program for the nine months ended September 30, 2012 as compared to approximately $3.12 million for the same period in prior year.

During this period, advertisement revenue from FETV also has experienced a decrease of 41.65% from $23.55 million to $13.74 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. The new restricting content of TV advertising included shopping programs, mini ads and certain medical advertisements. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism

Tourism revenue increased slightly by approximately $0.04 million or approximately 0.57% from approximately $7.30 million for the nine months ended September 30, 2011 to approximately $7.34 million for the nine months ended September 30, 2012, including approximately $3.93 million from Great Golden Lake resort, $2.38 million from Yunding Park, and $1.03 million from Hua’an Tulou. The primary resources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The tourism revenue remains steady.

Cost of Revenue

Cost of revenues decreased by approximately $1.93 million or approximately 18.28%, from approximately $10.53 million for the nine months ended September 30, 2011 to approximately $8.6 million for the nine months ended September 30, 2012. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $2.62 million or approximately 38.27%, from approximately $6.85 million for the nine months ended September 30, 2011 to approximately $4.23 million for the nine months ended September 30, 2012. The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $0.7 million or approximately 18.91%, from approximately $3.68 million for the nine months ended September 30, 2011 to approximately $4.38 million for the nine months ended September 30, 2012. The increase was primarily due to the increase in depreciation cost for the new construction of tourism destination in Yunding.

Gross profit

Gross profit decreased approximately $10.58 million, or approximately 45.14%, from approximately $23.45 million for the nine months ended September 30, 2011 to approximately $12.86 million for the nine months ended September 30, 2012. Our gross profit margin was approximately 59.92% for the nine months ended September 30, 2012, compared to approximately 69.01% for the same period in 2011, representing a decrease of approximately 9.09 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $9.93 million, or approximately 50.08%, from approximately $19.83 million for the nine months ended September 30, 2011 to approximately $9.9 million for the nine months ended September 30, 2012. Gross profit margin from advertisement was approximately 70.08% for the nine months ended September 30, 2012, compared to approximately 74.33% for the same period in 2011. This decrease was primarily attributable to the instability of revenue generated from the railway media broadcasts, as compared with the same period in 2011 and that the fixed costs associated with FETV’s commercial airtime remained constant.

Tourism

Gross profit from tourism decreased by approximately $0.65 million, or approximately 18.09%, from approximately $3.62 million for the nine months ended September 30, 2011 to approximately $2.96 million for the nine months ended September 30, 2012. Gross profit margin from tourism was approximately 40.36% for the nine months ended September 30, 2012, compared to approximately 49.56% for the same period in 2011. The decrease of gross profit margin was primarily attributable to fixed cost derived from depreciation of property and equipment at tourism spots that remained steady despite the decrease in tourism revenue at Great Golden Lake resort and Hua’an Tulou, and the increased interest expense as well as increase in depreciation cost for the new construction of tourism destination in Yunding, partially offset by increases in tourists and tourism revenue at Yunding Park.

Selling Expenses

Selling expenses were approximately $4.75 million for the nine months ended September 30, 2012, compared to approximately $3.7 million for the nine months ended September 30, 2011, which represents an increase of approximately $1.05 million, or approximately 28.27%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park during the nine months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses were approximately $3.44 million for the nine months ended September 30, 2012, compared to approximately $3.54 million for the nine months ended September 30, 2011, which represents a decrease of approximately $0.1 million, or approximately 2.82%. General and administrative expenses remained substantially steady.

Interest expense

Interest expense was approximately $0.99 million for the nine months ended September 30, 2012, representing an increase of approximately $0.76 million or approximately 333.89%, compared to the approximately $0.23 million for the nine months ended September 30, 2011. The increase in interest expense was primarily because most constructions were completed by September 30, 2012, resulting in interest related constructions to be capitalized for the nine months ended September 30, 2012 as compared with the same period in 2011.

Income Tax

Income tax was approximately $2.46 million for the nine months ended September 30, 2012, representing a decrease of approximately $2.98 million or approximately 54.77%, compared to the approximately $5.43 million income tax for the nine months ended September 30, 2011. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease in the railway media revenue for the nine months ended September 30, 2012 as compared with the same period in 2011.  The provision for income tax for the nine months ended September 30, 2012 was mainly derived from the advertisement segment.

Net Income

As a result of the above factors, we have net income of approximately $1.06 million for the nine months ended September 30, 2012 as compared to net income of approximately $10.57 million for the nine months ended September 30, 2011, representing a decrease of approximately $9.51 million or approximately 89.98%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease of the railway media revenue and the increased interest expense for the nine months ended September 30, 2012 as compared with the same period in 2011.

Results of Operations for the Three Months ended September 30, 2012 as Compared to the Three Months ended September 30, 2011

During the three months ended September 30, 2012 and 2011, we are organized into two main business segments – tourism and advertisement. The following table presents a summary of operating information for the three months ended September 30, 2012 and 2011:

	For the three months	For the three months		Increase/
	ended	ended	Increase/	(Decrease)
	September 30,	September 30,	(Decrease)	Percentage
(All amounts, other than percentage, in U.S. Dollar)	2012	2011	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$3,168,963	$8,322,439	$(5,153,476)	(61.92)
Tourism	3,152,618	2,885,042	267,576	9.27
Total net revenue	6,321,581	11,207,481	(4,885,900)	(43.59)

Cost of revenue
Advertisement	1,236,714	2,141,129	(904,415)	(42.24)
Tourism	1,618,473	1,389,869	228,604	16.45
Total cost of revenue	2,855,187	3,530,998	(675,811)	(19.14)

Gross profit	3,466,394	7,676,483	(4,210,089)	(54.84)

Selling expenses	2,104,616	1,596,304	508,312	31.84
General and administrative expenses	1,019,861	1,174,569	(154,708)	(13.17)
Income from operations	341,917	4,905,610	(4,563,693)	(93.03)
Other expense, net	(77,203)	(23,648)	(53,555)	226.47
Interest income	11,645	27,942	(16,297)	(58.32)
Interest expense	(870,698)	(26,454)	(844,244)	3,191.37
Less: Provision for income tax	451,471	1,715,696	(1,264,225)	(73.69)
Net income (Loss）	(1,045,810)	3,167,754	(4,213,564)	(133.01)
Net loss attributable to non-controlling interest	70,399	40,852	29,547	72.33
Net income(loss) attributable to China Yida Holding Co.	$(975,411)	$3,208,606	$(4,184,017)	(130.40)

Net Revenue

Net revenue decreased by approximately $4.89 million or 43.59%, from approximately $11.21 million for the three months ended September 30, 2011 to approximately $6.32 million for the three months ended September 30, 2012.  The decrease in net revenue was primarily due to the decrease in the revenue from advertisement.

Advertisement

Our revenue from advertisement decreased by approximately $5.15 million or 61.92% from approximately $8.32 million for the three months ended September 30, 2011 to approximately $3.17 million for the three months ended September 30, 2012.

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

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.11 million from the “Journey through China on the Train” program for the three months ended September 30, 2012 as compared to approximately $0.5 million for the same quarter in prior year.

During this period, advertisement revenue from FETV also has experienced a decrease of 60.73% from $7.78 million to $3.06 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. The new restricting content of TV advertising included shopping programs, mini ads and certain medical advertisements. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism

Our revenue from tourism increased by approximately $0.27 million or approximately 9.27%, from approximately $2.89 million for the three months ended September 30, 2011 to approximately $3.15 million for the three months ended September 30, 2012, including approximately $2.03 million from Great Golden Lake resort, $0.87 million from Yunding Park, and $0.25 million from Huan’an Tulou. The primary sources of the revenues are entrance fees, tour shuttle bus fees and restaurants. The slight increase in tourism business was primarily due to the revenue increase at Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists.

Cost of Revenue

Cost of revenue decreased by approximately $0.68 million or approximately 19.14%, from approximately $3.53 million for the three months ended September 30, 2011 to approximately $2.86 million for the three months ended September 30, 2012. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of the advertisement business, partially offset by an increase in cost of revenue of the tourism business.

Advertisement

Our cost of revenue from advertisement decreased by approximately $0.9 million or approximately 42.24%, from approximately $2.14 million for the three months ended September 30, 2011 to approximately $1.24 million for the three months ended September 30, 2012.  The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Our cost of revenue from tourism for the three months ended September 30, 2012 increased by approximately $0.29 million or approximately 16.45%, from approximately $1.39 million for the three months ended September 30, 2011 to approximately $1.62 million for the three months ended September 30, 2012. The increase was primarily due to the increase in depreciation cost for the new construction of tourism destination in Yunding.

Gross profit

Gross profit decreased approximately $4.21 million, or approximately 54.84%, from approximately $7.68 million for the three months ended September 30, 2011 to approximately $3.47 million for the three months ended September 30, 2012. Our gross profit margin was approximately 54.83% for the three months ended September 30, 2012, compared to approximately 68.49% for the same period in 2011, representing a decrease of approximately 13.66 percentage points.

Advertisement

Our gross profit from advertisement decreased by approximately $4.25 million, or approximately 68.74%, from approximately $6.18 million for the three months ended September 30, 2011 to approximately $1.93 million for the three months ended September 30, 2012. Our gross profit margin from advertisement was approximately 60.97% for the three months ended September 30, 2012, compared to approximately 74.27% for the same period in 2011, representing a decrease of approximately 13.3 percentage points.

Tourism

Our gross profit from tourism increased by approximately $0.03 million, or approximately 2.61%, from approximately $1.5 million for the three months ended September 30, 2011 to approximately $1.53 million for the three months ended September 30, 2012. Our gross profit margin from tourism was approximately 48.66% for the three months ended September 30, 2012, compared to the gross profit margin of tourism of approximately 51.82% for the same period in 2011.

Selling Expenses

Our selling expenses were approximately $2.1 million for the three months ended September 30, 2012, compared to approximately $1.6 million for the three months ended September 30, 2011, which represents an increase of approximately $0.51 million, or approximately 31.84%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park during the three months ended September 30, 2012.

General and Administrative Expenses

Our general and administrative expenses were approximately $1.02 million for the three months ended September 30, 2012, compared to approximately $1.17 million for the three months ended September 30, 2011, which represents a slight decrease of approximately $0.15 million, or approximately 13.17%.  General and administrative expenses decreased because the expenses in US decreased.

Interest expense

Interest expense was approximately $0.87 million for the three months ended September 30, 2012, representing an increase of approximately $0.84 million or approximately 3191.37%, compared to the approximately $0.03 million for the three months ended September 30, 2011. The increase in interest expense was primarily because most constructions were completed by September 30, 2012 so there was no interest related constructions to be capitalized for the three months ended September 30, 2012 as compared with the same period in 2011.

Income Tax

Income tax was approximately $0.45 million for the three months ended September 30, 2012, representing a decrease of approximately $1.26 million or approximately 73.69%, compared to the approximately $1.72 million for the three months ended September 30, 2011. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as decrease in the railway media revenue for the three months ended September 30, 2012 as compared with the same period in 2011. The provision for income tax for the three months ended September 30, 2012 was mainly derived from the advertisement segment.

Net Income (Loss)

As a result of the above factors, we have net loss of approximately $1.05 million for the three months ended September 30, 2012 as compared to net income of approximately $3.17 million for the three months ended September 30, 2011, representing a decrease of approximately $4.21 million or approximately 133.01%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination as well as the decrease of the railway media revenue, and the increased interest expense for the three months ended September 30, 2012 as compared with the same period in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity during the nine months ended September 30, 2012 include cash from operations and proceeds from long-term & short-term loans.

As of September 30, 2012, we had cash and cash equivalents of approximately $8.42 million as compared to approximately $5.69 million as of December 31, 2011, representing an increase of $2.73 million. Our principal sources of liquidity during the nine months ended September 30, 2012 include cash from operations and proceeds from loans.  Net proceeds from short-term and long-term loans for the nine months ended September 30, 2012 and 2011 were approximately $9.83 million and $10.54 million, respectively.

As of September 30, 2012, our working capital deficit was approximately $4.42 million, compared to working capital of approximately $3.76 million as of December 31, 2011.

The following table sets forth a summary of our cash flows for the years indicated:

	For the nine months ended September 30,
	2012	2011

Net cash provided by operating activities	$10,619,976	$16,268,581
Net cash used in investing activities	$(15,344,685)	$(21,227,991)
Net cash provided by financing activities	$7,429,658	$11,854,354

Net cash provided by operating activities was approximately $10.62 million for the nine months ended September 30, 2012, compared to approximately $16.27 million for the nine months ended September 30, 2011.  The decrease of $5.65 million was primarily due to the decrease in net income during the nine months ended September 30, 2012 as compared to the same period in prior year.

Net cash used in investing activities was approximately $15.34 million for the nine months ended September 30, 2012, compared to approximately $21.23 million for the nine months ended September 30, 2011.  The decrease of $5.89 million in net cash used in investing activities was primarily due to the decrease in expenditures on activities related to obtaining land use rights and on property at the China Yang-sheng Paradise and the City of Caves.

Net cash provided by financing activities amounted to approximately $7.43 million for the nine months ended September 30, 2012, compared to approximately $11.85 million for the nine months ended September 30, 2011, representing a decrease of approximately $4.42 million.  The decrease in net cash provided by financing activities was mainly because of more repayment of long term loans during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Bank loans

The Company has seven bank loans from three institutional lenders for the development of the tourism destinations.

1.
A loan for approximately $0.95 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 9.184% per annum, and is due November 4, 2012.  It is guaranteed by Fujian Jintai Tourism Development Co., Ltd.

2.
A loan for approximately $1.58 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.4% per annum, and is due August 16, 2013.  It is guaranteed by Fujian Jintai Tourism Development Co. Ltd. and Yida Travel Service Co., Ltd.

3.	A loan for approximately $1.58 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 8% per annum, and has been paid off in October 2012.
4.
A loan for approximately $12.78 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $1,965,501 (RMB 12,420,000) will be due in each twelve-month period as of September 30, 2013, 2014, 2015, 2016, 2017, 2018 respectively and $991,567 (RMB 6,270,000) will be due in the twelve-month period as of September 30, 2019.  It is collateralized by the right to collect ticket sales at the Great Golden Lake.

5.
A loan for approximately $9.89 million from Industrial and Commercial Bank of China Limited.  It bears interest at 6.40% per annum.  $1,266,023 (RMB 8,000,000), $1,740,782 (RMB 11,000,000), $2,057,288 (RMB 13,000,000), $2,215,540 (RMB 14,000,000), $1,978,161 (RMB 12,500,000), and $633,012 (RMB 4,000,000) will be due in each of the twelve-month period as of September 30, 2013, 2014, 2015, 2016, 2017 and 2018.  It is secured by credit guarantee of Fujian Jintai and the right to collect ticket sales at Yunding Park as additional collateral.

6.
A loan for approximately $4.95 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $791,264 (RMB 5,000,000) will be due in each twelve-month period as of September 30, 2013, 2014, 2015, 2016, 2017, 2018 respectively, and $197,819 (RMB 1,250,000) will be due in the twelve-month period as of September 30, 2019.  It is collateralized by the right to collect ticket sales at the Tulou tourism destination, fixed assets of Fujian Tulou and personal guarantee by directors as additional collateral.

7.
A loan for approximately $9.02 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 11.97% per annum. $2,848,552 (RMB 18,000,000), $5,380,598 (RMB 34,000,000), and $791,263 (RMB 5,000,000) will be due in each twelve-month period as of September 30, 2013, 2014, and 2015 respectively.  It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the coming 12 months, we have approximately $10.99 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

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

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of September 30, 2012:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$40,755,770	$10,985,915	$15,483,461	$9,707,231	$4,579,163
Operating Lease Obligations	13,870,281	307,392	544,105	544,672	12,474,112
Obligation under airtime rights	2,206,033	2,206,033		-	-
Total	$56,832,084	$13,499,340	$16,027,566	$10,251,903	$17,053,275

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

The Company paid approximately $556,418 and $486,048 to the Taining government for the nine months ended September 30, 2012 and 2011, respectively, and recorded as cost of revenue.

The Company paid approximately $283,430 and $231,190 to the Taining government for the three months ended September 30, 2012 and 2011, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $325,749 and $329,127 to the Taining government for the nine months ended September 30, 2012 and 2011, respectively, and recorded as selling expenses.

The Company paid approximately $169,186 and $157,153 to the Taining government for the three months ended September 30, 2012 and 2011, respectively, and recorded as selling expenses.

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

The Company paid approximately $107,296 and $280,747 to the Hua’an government for the nine months ended September 30, 2012 and 2011, respectively, and recorded as selling expenses.

The Company paid approximately $22,813 and $73,923 to the Hua’an government for the three months ended September 30, 2012 and 2011, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of September 30, 2012, the Company has paid to the Yongtai County local government 3 million RMB, or $0.48 million. We plan to pay to the local government the remaining 2 million RMB, or $0.32 million, by 2018.

2012-2013 Outlook

In 2012, we will continue constructing and developing Yunding Park’s second phase of construction and the three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations out of Fujian province and throughout China. The construction was in line with our schedule. We expect to complete the first phase construction of these three new projects and open them to the public in the first half of 2013. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. In May and June 2012, we further established five new wholly-owned subsidiaries, including Zhangshu (Yida) Real Estate Development Co., Ltd., Bengbu (Yida) Real Estate Development Co., Ltd., Zhangshu (Yida) Investment Co., Ltd., Fenyi (Yida) Property Development Co., Ltd., Bengbu (Yida) Investment Co., Ltd , the primary business focus of which will be in tourism-related real estate investment, project management, and consulting in China. In July 2012, we established Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd, the primary business focus of which will be to operate Yunding performance and show events.

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2012are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2011.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2012	December 31, 2011
Total current assets *	$12,260,868	$12,091,197
Total assets	$12,268,307	$12,098,729
Total current liabilities #	$10,633,430	$10,011,732
Total liabilities	$10,633,430	$10,011,732

*Including intercompany receivables of $12,254,575 and $12,090,456 as at September 30, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

# Including intercompany payables of $9,639,134 and $9,009,187 as at September 30, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

Although Fujian Jiaoguang no longer had revenues, its bank account still has to be maintained active with certain cash flows to support its expenses.  As such, Fujian Jiaoguang transferred funds from and to the Company’s directly-owned subsidiaries, which resulted in part of the intercompany receivables and payables.  Another significant portion of the intercompany receivable recorded at Fujian Jiaoguang represented payments that Fujian Jiaoguang paid on behalf of Jintai previously, which remained due from Jintai.  Nonetheless, since Fujian Jiaoguang is a variable interest entity subject to consolidation, the balances of its intercompany receivables and payables are eliminated against the corresponding account balances at the Company’s directly-owned subsidiaries at the consolidation level.

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

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of six months or less, when purchased, to be cash and cash equivalents. As of September 30, 2012 and December 31, 2011, the Company has uninsured deposits in banks of approximately $8,343,000 and $5,435,000.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2012 and December 31, 2011.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights:

For the nine months ended September 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$3,926,123	$1,033,337

Profit sharing costs	556,418	-
Nature resource compensation expenses	325,749	107,296
Total paid to the local governments	882,167	107,296

Net receipts	$3,043,956	$926,041

For the nine months ended September 30, 2011
	Fujian Jintai	Tulou

Gross receipts	$3,887,167	$2,498,718

Profit sharing costs	486,048	-
Nature resource compensation expenses	329,127	280,747
Total paid to the local governments	815,175	280,747

Net receipts	$3,071,992	$2,217,971

For the three months ended September 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$2,028,011	$245,453

Profit sharing costs	283,430	-
Nature resource compensation expenses	169,186	22,813
Total paid to the local governments	452,616	22,813

Net receipts	$1,575,395	$222,640

For the three months ended September 30, 2011
	Fujian Jintai	Tulou

Gross receipts	$1,852,473	$678,554

Profit sharing costs	231,190	-
Nature resource compensation expenses	157,153	73,923
Total paid to the local governments	388,343	73,923

Net receipts	$1,464,130	$604,631

Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2012 and 2011 were $676,920 and $400,160, respectively. Advertising costs for the three months ended September 30, 2012 and 2011 were $310,986 and $169,356, respectively.

Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $182,125 and $145,730 for the nine months ended September 30, 2012 and 2011, respectively, and were $57,282 and $57,162 for the three months ended September 30, 2012 and 2011 respectively. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 and $104,078 as September 30, 2012and December 31, 2011, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

In July 2012, FASB issued an amendment (ASU No. 2012-02) to Intangibles–Goodwill and Other (ASC Topic 350). In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

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

Item 4. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following reason:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Other than the risk factor included above, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

Fujian Jiaoguang Media has transferred all its operations to our wholly-owned subsidiaries and no longer contributes any revenue to us. All the revenue we have realized from this entity is not realized directly from our wholly-owned subsidiary. Although Fujian Jiaoguang is no longer generating revenues, it continues to incur expenses to maintain its business status as a corporate entity.  Fujian Jiaoguang is a variable interest entity subject to consolidation into the Company and fully controlled by the Company’s management.  Therefore, expenses incurred at Fujian Jiaoguang had been included in the Company’s audited consolidated statement of income and comprehensive income. As a result of Fujian Jiaoguang being a variable interest entity instead of a directly owned subsidiary, you may face increased risks associated with the possession, security and control over the chops for this entity and control over the individuals who may have access to its bank accounts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
†
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

CHINA YIDA HOLDING, CO.

Date: November 13, 2012	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2012	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)