Form 10-K/A
period 2011-12-31
CHINA YIDA HOLDING, CO.
filed 2012-12-19
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 3 TO FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-26777

China Yida Holding, Co.
 (Exact name of registrant as specified in its charter)

Nevada	50-0027826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
28/F Yifa Building No. 111 Wusi Road Fuzhou, Fujian, P. R. China,	350003
(Address of principal executive offices)	(Zip Code)

+86 (591) 2830 8999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Capital Market

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

INDEX

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

INDEX

EXPLANATORY NOTE

This Amendment No. 3 (“Amendment No. 3”) to the Annual Report on Form 10-K of China Yida Holding, Co. (together with its subsidiaries, the “Company,” “we,” “our” or “us”) for the fiscal year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012 (the “201 1 Annual Report”), is being filed to incorporate the Company’s revisions and responses pursuant to certain comment letters from the staff of the SEC dated August 6, 2012, August 31, 2012 and September 20, 2012 (the “SEC Comment Letters”).

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 3.

This Amendment No. 3 does not affect any other portion of the 2011 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 3 does not reflect any event occurring after March 29, 2012, the filing date of the 2011 Annual Report.

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

INDEX

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

Yunding Park

On November 27, 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtain government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. As of December 31, 2011, we have invested approximately $73 million to build the tourism, transportation and entertainment facilities. We generate revenue from entrance fees, cable cars and other entertainment activities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida is currently responsible for the development and operations of Yuding Park. We are still in construction of the second phase of Yunding Park. Once the second phase development is completed, Yunding Resort Management will be responsible for the management services of Yunding Park

Hong Kong Yi Tat incorporated Fujian Yida for handling the business operation and receiving revenues from the ticket sales at Yunding Park. Under the Tourist Destination Cooperative Development Agreement, Hong Kong Yi Tat is entitled to: (1) the ticket sales revenue, provided, that, we are required to pay a total of 5 million RMB ($790,000 USD) to the Yongtai County People’s Government over the course of the first 10 years of the Agreement; (2) the earnings excluding 5% of the actual ticket sales during that time in the second ten years; (3) the earnings excluding 6% of the actual ticket sales during that time in the third ten years and (4) the earnings excluding 7% of the actual ticket sales during that time in the fourth ten years. As of May 24, 2012, we have paid to the Yongtai County local government 3 million RMB. We plan to pay to the local government the remaining 2 million RMB by 2018. Hong Kong Yi Tat contributes the revenue to Fujian Yida, however, there is no agreement between Hong Kong Yi Tat and Fujian Yida regarding payment or entitlement to revenue under the Tourist Destination Cooperative Agreement or any other agreement.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

Our business and our revenue depend on the operation of our tourist destinations, which in turn depends on our ability to acquire and continue to use land the land from the PRC government whether by lease or by land use right. We have obtained certain land use rights for Yunding Park, Yang-sheng Paradise, Ming Dynasty Entertainment World, and City of Caves.  We currently have operated 3 tourist destinations: (i) Great Golden Lake, (ii) Yunding Park, and (iii) Hua’an Tulou. For the 3 operating tourist destinations, with the exception of the Yunding Park, we have not yet entered into contracts with local governments for the land-use rights for Great Golden Lake and Hua’an Tulou. With respect to the Yunding Park, our land use rights include 130,513 square meters for scenic views, hotels and restaurant and entertainment. The term is for 40 years beginning on August 9, 2010 and ending on August 9, 2050 for a total payment of 12,805,000RMB (or approximately $2,033,000). A copy of the State-Owned Land Use Rights Agreement is attached hereto as Exhibit 10.26. With respect to the Great Golden Lake and Tulou, we have obtained the management and operating rights on the land, although we have not obtained the land-use rights. It is not required to obtain the land-use rights in order to operate on the land. The Company’s 3 new projects, Ming Dynasty Entertainment World, Yang-sheng Paradise and City of Caves are currently under construction. We have already obtained certain land use rights for these 3 new projects, and the Company will continue to obtain additional land-use rights under the agreements entered into with local governments for all of our properties.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

Fujian Jiaoguang Media has transferred all its operations to our wholly-owned subsidiaries and no longer contributes any revenue to us. All the revenue we have realized from this entity is not realized directly from our wholly-owned subsidiary. Although Fujian Jiaoguang is no longer generating revenues, it continues to incur expenses to maintain its business status as a corporate entity.  Fujiang Jiaoguang has current assets and liabilities because it is acting as an intercompany to transfer funds from and to the Company’s directly-owned subsidiaries, which resulted in part of the intercompany receivables and payables. Fujian Jiaoguang is a variable interest entity subject to consolidation into the Company and fully controlled by the Company’s management.  Therefore, expenses incurred at Fujian Jiaoguang had been included in the Company’s audited consolidated statement of income and comprehensive income. As a result of Fujian Jiaoguang being a variable interest entity instead of a directly owned subsidiary, you may face increased risks associated with the possession, security and control over the chops for this entity and control over the individuals who may have access to its bank accounts.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

We currently operate and manage six tourist destinations, including “City of Caves”, “Yang-sheng Paradise”, “Ming Dynasty Entertainment World”, “the Great Golden Lake,” “Hua’an Tulou’s Cluster” and “Yunding Park.” Summaries of their respective location are as follows:

●	City of Caves project is located in Fengyi County, west of Xinyu City.
●
The Yang-sheng Paradise project is located approximately two (2) kilometers from Zhangshu’s downtown, and within one hour travel from the adjacent airport of Nanchang, the capital city of Jiangxi Province. The Jiangxi Province Zhangshu City Yang-sheng Tourism Development Project Investment Agreement refers to our ability to obtain land use rights for approximately 3,000 mu through a public listing transaction which means that the local government will submit our land use proposal along with our plan and project to the Department of Land Reserve for a public listing with China Yida as the only participant. Upon approval, we will be able to obtain the land-use rights. Additional 3,000 mu that is not subject to this land-use right will be leased from the local government which will give us management rights of the land The Company has obtained approximately 130 acres of land use rights for the Yang-sheng Paradise project and is in the process of obtaining additional land use rights.

●
Ming Dynasty Entertainment World is located in Bengbu, Anhui Province. Pursuant to the Anhui Province Bengbu City Emperor Ming Taizu Cultural and Ecological Resort and Tourism Project Investment Agreement, they refer to a State-owned Land Use Rights Agreement. The Company has obtained approximately 145 acres of land use rights for the Ming Dynasty Entertainment World project and is in the process of obtaining additional land use rights.

●	The Great Golden Lake is located in Taining, surrounding Sanming and Nanping of Fujian Province and Nanchang of Jiangxi Province.
●	Hua’an Tulou is approximately one hour and half drive away from Xiamen City, Fujian Province.
●	Yunding Park is approximately thirty (30) km from Fuzhou, the capital city of Fujian Province.

Summaries and analysis of the property rights of each tourist destination are as follows:

	Land Use Rights	Management Rights
City of Caves	Yes-approximately 10 acres, we are in the process of obtaining more land use right	Yes
Yang-sheng Paradise	Yes – approximately 130 acres. We are in the process of obtainging more land use right.	Yes
Ming Dynasty Entertainment World	Yes,-approximately 145 acres, we are in the process of obtaining more land use right	Yes
Great Golden Lake	No.	Yes
Hua’an Tulou	No.	Yes
Yunding Park	Yes - approximately 32 acres, we plan to obtain land use right to more lands	Yes

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, Ming Dynasty Entertainment World and City of Caves destinations. By the end of 2011, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park and 65 acres of land use rights (no ownership) for Yang-sheng Paradise.   We expect to be able to obtain all the rights within three years. The cost of the land will vary depending on the location.  We expect the cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre.  The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by classifying the land as for industrial use or commercial use, when possible. However, it is uncertain as to how the PRC government will classify the land.

Land bidding process is usually as follows: the government releases the notice of listed land transfer, announcing such information as the proposed land transfer situation, bidding qualifications and application materials; each bidder is required to pay the deposit and submit bidding application materials which will be reviewed and compared by the government; and finally the government will select the most competitive bidder to confirm the land transaction and sign a “state-owned land use rights transfer contract.” Anhui Yida has obtained the land-use rights certificate of 145 acres in February 2012, Fenyi Yida has obtained the land-use rights certificate of 10 acres in March 2012, Zhangshu Yida has obtained the land-use rights certificate of 65 acres in May 2012. The local governments will refund the deposit after submitting the relatively land documents to governments.

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

INDEX

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

INDEX

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

INDEX

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

Yunding Park. In 2011, we had 54,000 visitors to Yunding Park and compared to 25,000 in 2010. The number of tourists increased 116% and the revenue increased 141.51% in 2011. The dramatically increase in revenue is because Yunding Park only started operation in the 4th quarter of 2010.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

/s/ Friedman LLP

New York, New York
March 29, 2012

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal controls over financial reporting. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal controls over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

INDEX

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

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 *
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 *
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 *
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 *
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government *
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government *
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 *
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. *
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources *
10.27	Cooperative agreement between us and Anhui Xingguang *
10.28	Lease Transfer Agreement with Xingguang *
10.29	Lease Agreement for Great Golden Lake *
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company *
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu *
10.32	Mountain and Forest Land Lease Contract with Caoxiang Village, dated July 17, 2008 and Supplement, dated July 19, 2008 *
10.33	Mountain and Forest Land Lease Contract with Dalu Village, dated November 20, 2008 *
10.34	Mountain and Forest Land Lease Contract with Hongta Village, dated November 20, 2008 *
10.35	Mountain and Forest Land Lease Contract with Caoxiang Village, dated November 10, 2009 *
10.36	Mountain and Forest Land Lease Contract with Zhangxiang Village, dated November 10, 2009 *

INDEX

10.37	Bank Loan Agreement, dated November 18, 2011 *
10.38	Bank Loan Agreement, dated January 26, 2011 *
10.39	Bank Loan Agreement, dated October 25, 2011 *
10.40	Bank Loan Agreement, dated November 7, 2011 *
10.41	Director Agreement between the Company and Michael Marks, dated June 10, 2011 (13)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (12)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	2008 Development Report of Chinese Radio and Television (4)

101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K filed on March 29, 2012.
(13)	Previously filed as Exhibits to Form 10-K filed on June 4, 2012.

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
† Incorporated by reference to the Exhibit 101 filed with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 filed on June 4, 2012.

INDEX

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: December 19, 2012	By:	/s/Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Minhua Chen	Chief Executive Officer, Chairman and Director.	December 19, 2012
Minhua Chen

/s/Yongxi Lin	Chief Financial Officer	December 19, 2012
Yongxi Lin	(Principal Financial Officer; Principal
Accounting Officer)

/s/Yanling Fan	Chief Operating Officer and Director	December 19, 2012
Yanling Fan

/s/Michael Marks	Director	December 19, 2012
Michael Marks

/s/Fucai Huang	Director	December 19, 2012
Fucai Huang

/s/Chunyu Yin	Director	December 19, 2012
Chunyu Yin