Form 10-Q/A
period 2012-03-31
CHINA YIDA HOLDING, CO.
filed 2012-12-19
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

AMENDMENT NO. 2
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

EXPLANATORY NOTE

China Yida Holding, Co. (the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2012 and subsequently amended on July 26, 2012(the “Original Filing”).

The Company is filing this Amendment in response to a comment letter from the Commission staff dated September 20, 2012 for the sole purpose of providing Exhibit 10.1 to the Original Filing.

No changes have been made to the Original Filing other than to add the information as described above.  This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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
† Incorporated by reference to the Exhibit 101 filed with the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2012 filed on July 26, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: December 19, 2012	By:	/s/ Chen Minhua
Chen, Minhua Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: December 19, 2012	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)