Form 10-Q/A
period 2012-06-30
CHINA YIDA HOLDING, CO.
filed 2012-12-19
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q/A
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 13, 2012
Common stock, $.001 par value	19,571,785

EXPLANATORY NOTE

China Yida Holding, Co. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on August 13, 2012 (the “Original Filing”).

The Company is filing this Amendment in response to certain comment letters from the Commission staff dated August 31, 2012 and September 20, 2012 for the sole purpose of providing Exhibit 10.1 to the Original Filing.

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

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Loan agreement with China Minsheng Banking Corp, Ltd., dated April 19, 2012 *
31.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chen Minhua pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of George Wung pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
† Incorporated by reference to the Exhibit 101 filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 13, 2012.

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