Form 10-K
period 2012-12-31
CHINA YIDA HOLDING, CO.
filed 2013-03-25
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code: (718) 838-9552

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:

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
Yes ☐         No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on NASDAQ Capital Market exchange on such date was $5,358,489.

The number of shares outstanding of the registrant’s common stock as of March 25, 2013 was 3,914,580 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders which the registrant plans to file with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012
Part III

FORM 10-K

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

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Yida Holding, Co. and its subsidiaries.

PART I

ITEM 1. BUSINESS.

Corporate Overview

We, together with our subsidiaries, operate as a diversified entertainment company in the People’s Republic of China, headquartered in Fuzhou, Fujian, China. Our business consists of two segments, advertisement and tourism.  Our advertisement segment includes the operation and management of a domestic television channel and outdoor on-train programming. This segment manages the content and re-sells airtime to advertisers and agencies for the television channel, and produces the content for outdoor on-train programming. Our tourism segment develops, operates, manages and markets domestic tourist destinations, including natural, cultural, and historical tourist destinations and theme parks. This segment also creates/designs and constructs new tourist concepts, attractions and properties for our tourist destinations.

Our advertisement segment currently operates and manages the Fujian Education Television Channel (“FETV”), a province wide television channel in Fujian, and the “Journey through China on the Train” programming (“Railway Media”) on China’s high-speed railway networks.

Our tourism segment currently has three destinations that are open to the public. They are (i) the Great Golden Lake tourist destination (the “Great Golden Lake,” titled with Global Geopark and the part of China Danxia – a World Natural Heritage Site granted by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”)) in Taining County, Fujian, (ii) Yunding Recreational Park (a large-scale recreational park, or the “Yunding Park”) in Yongtai County, Fujian, and (iii) Hua’An Tulou Cluster (the “Earth Buildings” or “Tulou,” part of Fujian Tulou – a World Cultural Heritage Site granted by UNESCO) in Hua’An County, Fujian.

We also currently have three other destinations that are under the construction, including (i) Ming Dynasty Entertainment World (“Ming Dynasty Entertainment World”), a theme park style destination located in Bengbu, Anhui, (ii) the China Yang-sheng (Nourishing Life) Paradise (“Yang-sheng Paradise”), a theme park style destination featuring a rare salt water hot spring located in Zhangshu, Jiangxi, and (iii) the City of Caves (“City of Caves”), an underground natural attraction located in Xinyu, Jiangxi.

To operate our business in China, we need to enter into cooperation agreements with certain China government agencies/branches or government-owned-entities. In 2010, through our various wholly owned subsidiaries in China, we entered into four cooperation agreements. They are (i) an agreement with the Anhui Province Bengbu Municipal Government to obtain land-use-rights and develop, operate and manage Ming Dynasty Entertainment World, (ii) an agreement with Jiangxi Province Zhangshu Municipal Government to obtain land-use-rights and develop, operate and manage Yang-sheng Paradise, (iii) an agreement with Jiangxi Province People’s Government of Fenyi County to develop, operate and manage City of Caves, and (iv) an exclusive management rights agreement with Fujian Education Media Limited Company, a wholly state-owned entity by Fujian Education Television Station, for the operation of FETV with three years exclusive management rights for the operation of FETV with an option to renew for two additional years.

In 2011, we have been start to construct and develop Yunding Park’s second phase of construction and new tourism projects, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province. The construction was in line with our schedule. We have completed the second phase of construction of Yunding Park by the end of 2012, and we expect that we will complete the first phase construction of three new projects and open them to the public by the 3rd quarter of 2013.

Our Corporate History and Structure

China Yida Holding Co. was organized as a Delaware Corporation in June 4, 1999, formerly known as Apta Holdings, Inc. (“China Yida Delaware”). On November 19, 2012, China Yida Delaware consummated a merger (the “Reincorporation”) with and into its wholly-owned subsidiary, China Yida Holding Co., a Nevada corporation (“China Yida Nevada”), pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by China Yida Nevada and China Yida Delaware on November 19, 2012. As a result of the Reincorporation, we are now a Nevada corporation. In addition, the articles of incorporation and bylaws of China Yida Nevada are now our new governing documents.

On August 1, 2012, our board of directors and majority stockholders adopted written consents to approve an amendment to the Company’s Certificate of Incorporation to effectuate a one-for-five reverse stock split of the Company’s common stock. On November 16, 2012, China Yida Delaware filed a Certificate of Amendment of the Company’s Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effectuate the reverse stock split. Any fractional share was rounded to the next whole share.

Share Exchange Transaction and Our subsidiaries

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

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Minhua Chen, Yanling Fan, Xinchen Zhang, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 18,180,649 newly issued shares (or 90,903,246 shares prior to the reverse stock split on November 16, 2012) of our common stock and 728,359 shares (or 3,641,796 shares prior to the reverse stock split on November 16, 2012) of our common stock which were transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

Hong Kong Yi Tat was incorporated as the holding company of our operating entities, (i) Fujian Jintai Tourism Development, Co, Ltd. (“Fujian Jintai Tourism”), (ii) Yida (Fujian) Tourism Group., Ltd., formerly known as, Fujian Yunding Tourism Industrial Co., Ltd. (“Fujian Yida”), (iii) Fujian Jiaoguang Media, Co., Ltd. (“Fujian Jiaoguang”), and (iv) Fujian Yida Tulou Tourism Development Co. Ltd. (“Tulou”).  Hong Kong Yi Tat does not have any other operations.

Hong Kong Yi Tat, a company incorporated under the laws of Hong Kong, established its crucial operating PRC subsidiary, Fujian Jintai Tourism in October 2001. At the time when Fujian Jintai Tourism was incorporated, a number of governmental tax incentives would be only applicable to foreign investment enterprises, such as the tax reduction for the foreign investment enterprise located in economic development zone. Under the PRC income tax laws effective prior to January 1, 2008, domestic companies typically were subject to an enterprise income tax rate of 33%, while foreign invested manufacturing enterprises with operation terms of 10 or more years might enjoy preferential tax treatment of “two-year tax exemption and three-year tax reduction of 50%,” subject to the approval of relevant tax authority.  For these reasons, Fujian Jintai  Tourism was reorganized to be a subsidiary of a foreign parent company (in this case, a Hong Kong Company) to take advantage of the tax treatment.

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

Fujian Jintai Tourism has one wholly owned subsidiary, Fuzhou Hongda Commercial Services Co., Ltd. (“Hongda”).  Hongda currently does not have any operations.  On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yida, pursuant to which Fujian Yida acquired 100% of the issued and outstanding shares of Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) from Hongda at the aggregate purchase price of RMB 3,000,000 ($473,000 USD).  As a result, Fujian Yida became the 100% holding company of Fuyu.  Fuyu is engaged in the mass media segment of our business.  Its primary business is focused on advertising, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. Hongda was deregistered on December 2, 2011.

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

Fujian Jiaoguang

Fujian Jiaoguang and our contractual relationship met the requirements of the Accounting Standard Codification ("ASC") 810, to consolidate Fujiang Jiaoguang’s financial statements as a Variable Interest Entity. Fujian Jiaoguang has no material business operations.

Tulou

Tulou is 100% owned by Hong Kong Yi Tat.  Tulou’s primary business relates to the operation of Tulou, one of our tourism destinations.

The following chart depicts our current corporate structure:

Our Wholly Foreign Owned Enterprises

We have three Wholly Foreign Owned Enterprises. Fujian Jintai Tourism Development Co., Ltd., Fujian Yida Tulou Tourism Co., Ltd. and Yida (Fujian) Tourism Group, Ltd. are each of our three wholly foreign owned enterprises.

Our Variable Interest Entity Agreements

We do not have a direct ownership interest in Fujian Jiaoguang.   We do not derive any revenues from Fujian Jiaoguang. On December 30, 2004, Fujiang Jiaoguang and its shareholders entered into a set of contractual arrangements with us which governs the relationships between Fujian Jiaoguang and the Company. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Agreement and an Operating Agreement, through which we have the right to advise, consult, manage and operate Fujian Jiaoguang, and collect and own all of Fujian Jiaoguang’s respective net profits. Additionally, under a Proxy and Voting Agreement and a Voting Trust and Escrow Agreement, the shareholders of Fujian Jiaoguang have vested their voting control over Fujian Jiaoguang to the Company. In order to further reinforce the Company’s rights to control and operate Fujian Jiaoguang, Fujian Jiaoguang and its shareholders have granted us, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in the Fujian Jiaoguang or, alternatively, all of the assets of Fujian Jiaoguang.  Further, the shareholders of Fujian Jiaoguang have pledged all of their rights, titles and interests in Fujian Jiaoguang to us under an Equity Pledge Agreement. We effectuated this organizational structure due to China’s limitations on foreign investments and ownership in Chinese domestic businesses.  Generally, the Chinese law prohibits foreign entities from directly owning certain types of businesses, such as the media industry.

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

Although Fujian Jiaoguang is still contractually obligated to us pursuant to the agreements, it no longer is an operating entity. All the assets and revenue of Fujian Jiaoguang have been transferred to Fuyu, our wholly owned subsidiary, on July 31, 2011 pursuant to an agreement by and among Fujian Jiaoguang, Fuyu and Fujian Xinhengji Advertisement Co., Ltd. This transfer of assets has been completed in compliance with PRC laws and was done so that we no longer had to rely on the contractual arrangements of our variable interest entities. We believe that this is a more efficient and less risky corporate structure.

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

The scope of Fuyu’s business activities in its business license is for the design, production, distribution and agency of all kinds of domestic advertisement. Fuyu mainly engages in the business of advertisement through television channels and Fuyu does not conduct any operations outside the business scope of its business license. Our advertisement business, however, is not restricted or prohibited by Guideline Catalogue for Foreign Investors. According to Administration Rules of Foreign Invested Advertisement Enterprise, foreign investors are allowed to invest in the business of advertisements. We decided to shift our contractual agreement with FETV from Fujian Jiaoguang to Fuyu since we believe that the wholly-owned, direct subsidiary relationship would provide our shareholders with additional comfort because the income is generated by our direct subsidiary. We are able to structure the transaction in this manner because neither Circular 75 nor Circular 10 covers the issue regarding the daily business operation of Fuyu because Fuyu has obtained business license from the SAIC and is able to conduct its business according to its business license.

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

FETV is broadcasting 24 hours per day. The maximum advertising minutes is about 20% of daily broadcasting hours. We do not devote any advertising minutes to our own tourist attractions and only introduce our tourist attractions within the TV program. In 2011, we sold an aggregate of 800 hours of advertising, or approximately 40% of the total advertising time available. In 2012, we sold an aggregate of 400 hours of advertising, or approximately 20% of the total advertising time available. In 2011 and 2012, the maximum amount of advertisements on FETV is about 2 hours per day.

We do not have any advertising customers, including advertising agencies, which account for more than 10% of our revenues.

Railway Media

In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. The infomercial programs will be broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P.R. China and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling product placement advertisements. At the end of 2012, “Journey through China on the Train” was shown on approximately 108 railroad lines.

Tourism

The Great Golden Lake

The Great Golden Lake is located in Taining County, surrounding Sanming, Nanping of Fujian Province and Nanchang of Jiangxi Province. This tourist attraction covers more than approximately 230 square kilometers, including five main scenic areas: (1) the Golden Lake; (2) Shangqing River; (3) Zhuangyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.

We charge our visitors to visit our parks and to experience the natural amusements located at the Great Golden Lake. The following is a list of the typical fees we charge our visitors: (i) entrance to the Great Golden Lake is $12.50 per person (RMB 80); (ii) Shangqing River is $15 per person (RMB 95); (iii) Zhuangyuan Rock is $6.25 per person (RMB 40); (iv) Luohan Mountain is $6.25 per person (RMB 40); Dadi Tulou cluster is $14.07 per person (RMB 90); Shangping Tulou cluster is $9.38 per person (RMB 60); and Yunding Park is $18.76 per person (RMB 120). We offer a group discount of between 20 to 60% depending on the group size and time of year/week visiting the park. In 2012, we had approximately 339,000 visitors to the Great Golden Lake, as compared to 312,000 visitors in 2011.

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

Yunding Park

On November 27, 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtai government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement.  As of December 31, 2012, we have invested approximately $76 million to build the tourism, transportation and entertainment facilities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida was responsible for the development and operations of Yunding Park. Now we have completed the second phase of Yunding Park. Yunding Resort Management will be responsible for the management services of Yunding Park. We generate revenue from entrance fees, cable cars, restaurants, lodgings and entertainment activities.

Hong Kong Yi Tat incorporated Fujian Yida for handling the business operation and receiving revenues from the ticket sales at Yunding Park. Under the Tourist Destination Cooperative Development Agreement, Hong Kong Yi Tat is entitled to: (1) the ticket sales revenue, provided, that, we are required to pay a total of 5 million RMB ($790,000 USD) to the Yongtai County People’s Government over the course of the first 10 years of the Agreement; (2) the earnings excluding 5% of the actual ticket sales during that time in the second ten years; (3) the earnings excluding 6% of the actual ticket sales during that time in the third ten years and (4) the earnings excluding 7% of the actual ticket sales during that time in the fourth ten years. As of December 31, 2012, we have paid to the Yongtai County local government 3 million RMB. We plan to pay to the local government the remaining 2 million RMB by 2018. Hong Kong Yi Tat contributes the revenue to Fujian Yida, however, there is no agreement between Hong Kong Yi Tat and Fujian Yida regarding payment or entitlement to revenue under the Tourist Destination Cooperative Agreement or any other agreement.

Yunding Park opened to the public on September 28, 2010. In 2012, we had total gross ticket sales of 7.9 million RMB ($1.25 million USD) as compared to 3,360,000 RMB ($520,000 USD) in 2011. In 2012, we had 165,000 visitors to Yunding Park as compared to 54,000 visitors in 2011.

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

Under the contractual arrangements with respect to Hua’an Tulou Cluster,  when the ticket price of the Dadi Tulou Clusters is RMB60 ($9.50 USD) or above per person, the proportion paid by Hong Kong Yi Tat to Hua’an County government shall be: (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; and (6) 30% of gross ticket sales from the 26th year.  Currently, our average ticket price at Hua’an Tulou is 90RMB ($14.50 USD). In the event our ticket price is less than RMB 60 ($9.50USD), the Hua’an County government shall be entitled to a reduced portion of the gross ticket sales.

Our ticket prices are subject to the approval of the local PRC government. According to the PRC Pricing Law, the scope and level of the government-set and guided prices shall properly be adjusted in light of the national economy.  The Company may file an application with the government to request a price change to our ticket prices. However, the government will use its discretion to decide whether or not to adjust the ticket price and will use their discretion to determine the adequate price for the tickets to our park. Additionally, even if we do not apply for a price adjustment, the local PRC government may adjust the price based on consumer or business operations or the national economy.

In 2011, Hua’an Tulou Cluster had 203,000 visitors and gross ticket sales of 15,700,000 RMB ($2,429,000 USD), and we paid the Hua’an County government 2,160,000 RMB ($334,600 USD). In 2012, Hua’an Tulou Cluster had 94,000 visitors, a decrease of 53%, and gross ticket sales of 5.7 million RMB ($900,000USD), a decrease of 64% as compared to 2011, and we paid the Hua’an County government 810,000 RMB ($128,000 USD). We are facing strong competition among the homogeneous tourism destinations such as Nanjing Tulou Cluster and Yongding Tulou Cluster. The gross ticket sales decrease of 64% because we have to provide deeper ticket discount among the strong completion and the tourist consumption was also decreased. We expect this trend to continue in the future.

Ming Dynasty Entertainment World

On April 15, 2010, Yida (Fujian) Tourism Group Ltd. jointly with Anhui Xingguang Investment Group Ltd., a privately held company engaged in real estate and commercial development in Anhui province, entered into an Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement (the “Agreement”) with Anhui Province Bengbu Municipal Government, pursuant to which we and Anhui Xingguang formed a limited liability company, with a total registered capital of RMB 100 million (approximately $14.6 million) to engage in construction and development of a new tourism destination – Ming Dynasty Entertainment World in Bengbu City, Anhui Province.

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

As of December 31, 2012, China Yida and Anhui Xingguang have contributed a total of RMB 100 million ($15,800,000 USD) to the Project Company as the registered capital. Of the RMB 100 million ($15,800,000 USD) that has been contributed, we have contributed RMB 60 million ($9,500,000 USD) and Anhui Xingguang has contributed RMB 40 million ($6,300,000 USD). Anhui Xingguang is responsible for 40% of profits and losses while China Yida is responsible for 60% of profits and losses. We will receive 60% of the revenue generated from this project.

The Company’s management believes that it is able to fund the first phase construction from current cash and operating cash flow over the next two years, and does not expect to require additional equity financing. After the Royal Hot Spring World starts operation, the Company expects to obtain loans from local banks backed by fixed assets, including the land.

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

Ming Dynasty did not have any visitors in 2012 because this site has not officially opened to the public.

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

Management expects that the SPA Center and the Resort Hotel will be open to the public by the 3rd quarter of 2013.

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

Yang-Sheng did not have any visitors in 2012 because this site has not officially opened to the public and will expect to open to the public by the 3rd quarter of 2013.

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

The first phase, mainly composed of Altair Cave and Vega Cave, is scheduled to start trial operation by the 3rd quarter of 2013. The second phase will include the Hanmao Cave Cluster and the third phase will include the tourism resources of Dagang Mountain. Investment budget for each phase will be RMB100 million ($14.7 million), with a total budget of RMB300 million ($44.1 million). The City of Caves will attract tourists who are visiting the several nearby world-class tourism destinations, including Sanqing Mountain, Longhu Mountain, Jinggang Mountain, and Lu Mountain, all of which are famous and popular attractions in China. In addition, the Project is approximately a one-hour drive from China Yida's Yang-sheng Paradise, which means the Company can integrate the resources of the two projects and launch a very cost-effective and powerful integrated marketing campaign. The Project will be designed to provide comprehensive cultural background and will feature a high level of interaction between natural views and entertainment experiences, as compared to simple sightseeing of peer caves. We formed a limited liability company and committed RMB 60 million (approximately $9 million) of capital investment.  As of December 31, 2012, a total of RMB 85 million (approximately $13.5 million USD) was contributed to the Company.

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

The City of Caves did not have any visitors in 2012 because this site has not officially opened to the public and we expect to open it to the public by the 3rd quarter of 2013.

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

The second element of the Company’s marketing effort of tourist and related operations is promotion of the scenic destinations through the attainment of nationally and internationally recognized merits of scenic achievement.  To this end, the Great Golden Lake has received the designation of the Global Geo-park from UNESCO and has become part of China Danxia – the World Natural Heritage Site by UNESCO and ranked in China’s Top 10 Most Appealing Destinations and Top 50 Places for Foreigners to Visit.  During the second half of 2008, Dadi Tulou was included on the World Cultural Heritage List as part of the Fujian Tulou.  By achieving this high degree of recognition, the destination becomes visible on a massive scale increasing the draw of tourists from a provincial to an international level.  The goal is to significantly increase the daily visitation rate through attainment of significant merit.

Each element of the marketing strategy has been developed in order to increase the international consumer awareness of the Company’s tourist destinations, to reduce the associated costs of such awareness and to ultimately increase the usage rate and revenues of the park.

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

Tourism Business

Our main competitor in the tourism business is Wuyi Mountain and Yongding Tulou Cluster Tourism Destination. Muyi Mountain is a state owned enterprise located in Fujian province and has been operating since 1980.  It was added to the World Heritage List by UNESCO in 1999. Yongding Tulou Cluster is also located in Fujian Province. It was established in September 2007 and is managed by Fujian Province Tourism Development Co., Ltd. Yongding Tulou Cluster is a Yongding county government owned large-scale state-owned enterprises. It was added to the World Heritage List in July 2008.

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

All advertisements that will be broadcast on FETV are reviewed and examined by the top management of FETV and needs to be approved before any broadcast on FETV is permitted. FETV will not permit broadcasting of any advertisement which is not in complete compliance with PRC advertising laws and regulations.

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

Employees

As of March 2013, we have a total of 523 full-time employees in our Creation Division, Management Division and Marketing Division, including 20 executive officers and senior management.

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

Tourism and media are competitive business environments which could adversely affect our financial performance.

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

The maximum term of land use right usually  is decided by its purpose of usage, e.g. 70 years term of land for residence, 50 years term of land for industrial use,  40 years term of land for commerce, tourism and recreation, 50 years term of land for comprehensive purpose.  Such term commonly will be decided by the government.

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

We require various licenses to operate our business, and the loss of or failure to renew any or all of these licenses could require us to suspend some or all of our operations. Also, the loss or misappropriation of the corporate chops, seals, or other controlling non-tangible assets of our PRC subsidiaries might delay or disrupt our business and adversely affect our revenues.

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

We may never pay any dividends to shareholders and we are a holding company that is dependent on receiving dividends or other distributions from our operating subsidiaries and variable interest entities, of which the operating subsidiaries are located in the PRC.

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

Mr. Minhua Chen, our Chairman and Chief Executive Officer, through his common stock ownership as of December 31, 2012, had voting power equal to approximately 28.67% of our voting securities. Ms. Yanling Fan, our Vice President of Operations and the spouse of Mr. Minhua Chen, through her common stock ownership as of December 31, 2012, had voting power equal to approximately 28.67% of our voting securities.  Mr. Minhua Chen and Ms. Yanling Fan are married and had combined voting power in our Company equal to approximately 57.35% of our voting securities as of December 31, 2012. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

In our experience, we expect to incur approximately $85,000 per year in additional costs to ensure compliance with all corporate governance and accounting requirements. These costs consist of: (i) U.S. GAAP reporting consulting services: $25,000 and (ii) Legal fees: $60,000.

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

Although we have rectified the lack of internal controls issue and hired a third party as a measure to improve the U.S. GAAP reporting, it is possible that our current auditor may conclude that our controls over financial reporting are not effective which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of such financial statements.

Material weaknesses in our internal controls and financial reporting and our lack of a chief financial officer with sufficient U.S. GAAP experience may limit our ability to prevent or detect financial misstatements or omissions. As a result, our financial reports may not be in compliance with U.S. GAAP. Any material weakness, misstatement or omission in our financial statements will negatively affect the market and the price of our stock which could result in significant loss to our investors.

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

We have a contractual relationship with Fujian Jiaoguang which may be in non-compliance with PRC laws and does not provide the same operational control as a direct equity interest.

Our contractual relationship with Fujian Jiaoguang was structured as a contractual relationship as opposed to a direct equity interest in order to comply with PRC law. We have received a PRC legal counsel attesting that this structure is in compliance with the PRC law.  However, the PRC law may be subject to change or the government may review the structure and determine that this contractual relationship is not in compliance with PRC laws and force the termination of this relationship.  Additionally, the contractual relationship between us and Fujian Jiaoguang does not provide us with the same operational control as a direct equity interest.  Therefore, we are subject to the risks associated with contractual rights as opposed to owning the company.  Such risks could include breach of contract or failure to honor the terms of the contract. In the event that we are not unable to maintain effective control of this entity, we would not be able to continue to consolidate our financial results. However, these risks are mitigated by the fact that the shareholders of Fujian Jiaoguang are Chairman Minhua Chen and Ms. Yanling Fan who are also our majority shareholders.

Fujian Jiaoguang has transferred all its operations to our wholly-owned subsidiaries and no longer contributes any revenue to us. All the revenue we have realized from this entity is not realized directly from our wholly-owned subsidiary. Although Fujian Jiaoguang is no longer generating revenues, it continues to incur expenses to maintain its business status as a corporate entity.  Fujiang Jiaoguang has current assets and liabilities because it is acting as an intercompany to transfer funds from and to the Company’s directly-owned subsidiaries, which resulted in part of the intercompany receivables and payables. Fujian Jiaoguang is a variable interest entity subject to consolidation into the Company and fully controlled by the Company’s management.  Therefore, expenses incurred at Fujian Jiaoguang had been included in the Company’s audited consolidated statement of income and comprehensive income. As a result of Fujian Jiaoguang being a variable interest entity instead of a directly owned subsidiary, you may face increased risks associated with the possession, security and control over the chops for this entity and control over the individuals who may have access to its bank accounts.

The failure to extend our exclusive agreement with Fujian Education Media, which allows us to operate the Fujian Television Station (FETV), could adversely affect our revenues.

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

Under PRC laws and regulations, our subsidiaries in China, as wholly foreign-owned enterprises, are respectively required to set aside at least 10% of their accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of fund set aside reaches 50% of the registered capital of each of the entities. These reserve funds are not distributable as cash dividends. It is unclear that if and what fine or penalties that a company may be subject to as a result of noncompliance of such requirement.  As of December 31, 2012, each of our subsidiaries subject to the statutory reserve requirement has set aside 50% of its registered capital of the subsidiaries. Such statutory requirement could limit our subsidiaries and variable interest entity ability to pay dividends or make other distributions to us and could materially and adversely limit our ability to grow that could be beneficial to our business, or otherwise fund and conduct our business.

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

Zhangshu (Yida) Real Estate Development Co., Ltd. was formed on May 11, 2012 and there was a capital contribution made of 5 million RMB (approximately $792,532) which is 100% of its registered capital.  No portion of this capital contribution was used to fund its statutory reserve fund because there is no need for Zhangshu (Yida) Real Estate Development Co., Ltd. to allocate any statutory reserve fund until it realizes a profit.

Bengbu (Yida) Real Estate Development Co., Ltd. was formed on May 16, 2012 and there was a capital contribution made of 8 million RMB (approximately $1,268,050) which is 100% of its registered capital.  No portion of this capital contribution was used to fund its statutory reserve fund because there is no need for Bengbu (Yida) Real Estate Development Co., Ltd. to allocate any statutory reserve fund until it realizes a profit.

Zhangshu (Yida) Investment Co., Ltd. was formed on May 22, 2012 and there was a capital contribution made of 5 million RMB (approximately $792,532) which is 100% of its registered capital.  No portion of this capital contribution was used to fund its statutory reserve fund because there is no need for Zhangshu (Yida) Investment Co., Ltd. to allocate any statutory reserve fund until it realizes a profit.

Fenyi (Yida) Property Development Co., Ltd. was formed on June 6, 2012 and there was a capital contribution made of 5 million RMB (approximately $792,532) which is 100% of its registered capital.  No portion of this capital contribution was used to fund its statutory reserve fund because there is no need for Fenyi (Yida) Property Development Co., Ltd. to allocate any statutory reserve fund until it realizes a profit.

Bengbu (Yida) Investment Co., Ltd. was formed on July 20, 2012 and there was a capital contribution made of 5 million RMB (approximately $792,532) which is 100% of its registered capital.  No portion of this capital contribution was used to fund its statutory reserve fund because there is no need for Bengbu (Yida) Investment Co., Ltd. to allocate any statutory reserve fund until it realizes a profit.

Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd. was formed on July 30, 2012 and there was a capital contribution made of 5 million RMB (approximately $792,532) which is 100% of its registered capital.  No portion of this capital contribution was used to fund its statutory reserve fund because there is no need for Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd. to allocate any statutory reserve fund until it realizes a profit.

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

We currently operate and manage six tourist destinations, including “City of Caves”, “Yang-sheng Paradise”, “Ming Dynasty Entertainment World”, “the Great Golden Lake,” “Hua’an Tulou Cluster” and “Yunding Park.” Summaries of their respective location are as follows:

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

●	The Great Golden Lake is located in Taining, surrounding Sanming and Nanping of Fujian Province and Nanchang of Jiangxi Province.
●	Hua’an Tulou is approximately one hour and half drive away from Xiamen City, Fujian Province.
●	Yunding Park is approximately thirty (30) km from Fuzhou, the capital city of Fujian Province.

As of December 31, 2012, summaries and analysis of the property rights of each tourist destination are as follows:

	Land Use Rights	Management Rights
City of Caves	Yes-approximately 10 acres, we are in the process of obtaining more land use right	Yes
Yang-sheng Paradise	Yes – approximately 132 acres. We are in the process of obtaining more land use right.	Yes
Ming Dynasty Entertainment World	Yes,-approximately 145 acres, we are in the process of obtaining more land use right	Yes
Great Golden Lake	No.	Yes
Hua’an Tulou	No.	Yes
Yunding Park	Yes - approximately 32 acres	Yes

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, Ming Dynasty Entertainment World and City of Caves destinations. By the end of 2012, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park and 132 acres of land use rights (no ownership) for Yang-sheng Paradise.   We expect to be able to obtain all the rights within three years. The cost of the land will vary depending on the location.  We expect the cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre.  The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by classifying the land as for industrial use or commercial use, when possible. However, it is uncertain as to how the PRC government will classify the land.

Land bidding process is usually as follows: the government releases the notice of listed land transfer, announcing such information as the proposed land transfer situation, bidding qualifications and application materials; each bidder is required to pay the deposit and submit bidding application materials which will be reviewed and compared by the government; and finally the government will select the most competitive bidder to confirm the land transaction and sign a “state-owned land use rights transfer contract.” The local governments will refund the deposit after submitting the related land documents to governments.

It is anticipated that we will have the land use rights for the tourism property for forty (40) years from the date of acquisition. Even though the application has been submitted to the local government and land authority, the processing time is uncertain. We will provide disclosure once we have officially obtained the land use rights from the local government authorities.

We do not need to obtain the land use rights to manage the Golden Lake, Tulou and Yunding Park. As to Yang-Sheng Paradise and the City of Caves, we started the road construction toward the tourist sites, but have not started the site construction. As to Ming Dynasty, we only finished the design and plan of the site and have not started the site construction. We do not need to obtain the land use rights to Yang-Sheng Paradise, the City of Caves or the Ming Dynasty before we can proceed with our site construction. We anticipate our grand opening for these destinations will occur by the 3rd quarter of 2013 but we do not anticipate that we will have the land-use rights at that time.

Fenyi Yida has made advance payments of $380,000 to the local government of Fenyi County for the acquisition of land use rights relatives to the City of Caves tourist destination. The land-use rights the company obtained from Fenyi belonged to the local farmers.  Pursuant to relevant PRC regulations, Fenyi government should compensate the local farmers before issuing the land use rights to the company, these compensations are part of the Company’s land expenditure.  Fenyi government is willing to reimburse this part of land expenditure for the Company, but the reimbursement procedure takes very long time. Therefore, the Company decided to compensate the local farmers for the Fenyi government first in order to speed up the process of land use rights. The Company did not enter any agreement with Fenyi government about the compensation prepayment. Fenyi government orally agrees to repay the Company by installment. The local government has already reimbursed 2/3 of compensations prepayment to the Company. The Company expects the local government will reimburse the remaining compensations prepayment  by December 31, 2013.

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

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2012	4.70	2.60
September 30, 2012	4.40	2.25
June 30, 2012	7.85	3.00
March 31, 2012	12.20	7.00

December 31, 2011	3.27	1.91
September 30, 2011	4.59	2.92
June 30, 2011	7.60	2.48
March 31, 2011	9.77	7.69

Holders

At March 25, 2013, there were approximately 228 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

Overview

We were formed on June 4, 1999 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On November 19, 2007, we consummated the acquisition of Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited, received newly issued shares of our common stock.

We currently operate the Great Golden Lake tourist destination (Global Geo-park, World Nature Heritage), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total. Our media business provides operating management service, including channeanl and advertisement management for the FETV since 2004 and the “Journey through China on the Train” on-board railway program (“Railway Media”). As of December 31, 2012, through our wholly owned subsidiaries in China, we have entered into four additional cooperation agreements respectively with the local Chinese government agents, namely, (i) the Anhui Province Bengbu Municipal Government; (ii) the Jiangxi Province Zhangshu Municipal Government; (iii) the Fenyi County, Xinyu City, Jiangxi Province Government; and (iv) the Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education Television Station (“FETV”). Under these agreements, we have obtained the right to construction and development of the Ming Dynasty Entertainment World Project (“Ming Dynasty Entertainment World”) including the purchase of the forty (40) years land use rights for a parcel of approximately 250 Mu for commercial land use purpose and another parcel of approximately 82.37 acres for industry land use purpose, as well as the construction of the Royal Hot Spring World project; the right to invest in construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Nourishing Life”) (including the following projects: (i) Salt Water Hot Spring SPA & Health Center, (ii) Yang-sheng Holiday Resort, (iii) World Yang-sheng Cultural Museum, (iv) International Camphor Tree Garden, (v) Chinese Medicine and Herb Museum, (vi) Yang-sheng Sports Club, (vii) Old Town of Chinese Traditional Medicine, and (viii) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”); and the five years (three year agreement with two year renewal) of exclusive management rights for the operation of the FETV channel (“FETV”).

We expect that our tourism business will be the primary source of our revenue over the next few years. Advertising business has been our primary source of revenue for the last two years because the tourism business has experienced serious flooding and weather and the advertisement restriction was not executed by the local government. The revenue from advertising will decrease because of the new restriction on the advertisement and we expect that the revenue from tourism will increase. However, any increase in revenue will depend on the recovery of Great Golden Lake and the progress we make in our other tourist destinations. This expectation is also based on our new projects and construction of tourism destinations. We have completed the 2nd phase of Yunding Park by the end of 2012. Our advertising and tourism businesses are not seasonal. We have visitors to our parks throughout the year. In 2013, at Great Golden Lake and at Hua’an Tulou, we do not anticipate much new construction as we are maintaining our existing operations and restoring what is already built and in operation. We do not expect any construction or restoration to affect our operations.

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

We entered into tourism management revenue sharing agreement with the Taining government with respect to the Great Golden Lake resort. We have contracted to share the revenue over the course of the agreement as follows: (i) from 2001 to 2006 we received 92% of the revenue and the Taining government received 8% of the revenue; (ii) from 2006 to 2012 we received 90% of the revenue and the Taining government received 10% of the revenue; (iii) from 2012 to 2016 we will receive 88% of the revenue and the Taining government will receive 12% of the revenue; (iv) from 2016 to 2022 we will receive 86% of the revenue and the Taining government will receive 14% of the revenue; (v) from 2022 to 2026 we will receive 84% of the revenue and the Taining government will receive 16% of the revenue; and (vi) from 2026 to 2032 we will receive 82% of the revenue and the Taining government will receive 18% of the revenue. Because of the decreasing revenue share that we will receive from the Great Golden Lake resort and the resort has not been fully recovered to its previous level due to the flood, we may not be able to maintain our revenues from Great Golden Lake.

However, with the recovery of Great Golden Lake and the expected grand openings of three new tourism projects in the future, we believe that we will be able to generate more revenues in order to maintain the high gross profit margins in the tourism segment.

We expect our tourism business to be our primary source of revenue over the next few years. Although Ming Dynasty, Yang-Sheng Paradise, and City of Caves are not yet operating, we expect them to be opened by the 3rd quarter of 2013 and to start generating revenue by the 4th quarter of 2013. Also, we expect Yunding to continue to grow and for the Great Golden Lake to recover completely from the flooding.

Results of Operations

Results of Operations for the years ended December 31, 2012 and 2011

The Company is organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the years ended December 31, 2012 and 2011:

				Increase/
	For the Years Ended December 31,		Increase/	(Decrease)
			(Decrease)	Percentage
(All amounts, other than percentage, in U.S. Dollar)	2012	2011	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$16,993,999	$32,969,701	$(15,975,702)	(48.46)
Tourism	10,611,890	9,240,159	1,371,731	14.85
Total net revenue	27,605,889	42,209,860	(14,603,971)	(34.60)

Cost of revenue
Advertisement	5,360,780	8,463,917	(3,103,137)	(36.66)
Tourism	6,068,111	5,050,485	1,017,626	20.15
Total cost of revenue	11,428,891	13,514,402	(2,085,511)	(15.43)

Gross profit	16,176,998	28,695,458	(12,518,460)	(43.63)

Selling expenses	6,691,946	4,917,097	1,774,849	36.10
General and administrative expenses	5,130,592	4,793,723	336,869	7.03
Income from operations	4,354,460	18,984,638	(14,630,178)	(77.06)
Other expense, net	(320,975)	(101,528)	(219,447)	216.14
Interest income	39,798	94,910	(55,112)	(58.07)
Interest expense	(1,833,196)	(257,472)	(1,575,724)	612.00
Less: Provision for income tax	2,847,274	6,770,841	(3,923,567)	(57.95)
Net income (loss)	(607,187)	11,949,707	(12,556,894)	(105.08)
Net loss attributable to non-controlling interest	327,683	195,823	131,860	67.34
Net income (loss) attributable to China Yida Holding Co.	$(279,504)	$12,145,530	$(12,425,034)	(102.30)

Net Revenue

Net revenue decreased by approximately $14.6 million or approximately 34.6%, from approximately $42.21 million for the year ended December 31, 2011 to approximately $27.61 million for the year ended December 31, 2012. The decrease in net revenue was primarily due to a decrease in advertisement revenue which was partially offset by an increase in tourism.

Advertisement

Advertisement revenue decreased by approximately $15.98 million or approximately 48.46%, from approximately $32.97 million for the year ended December 31, 2011 to approximately $16.99 million for the year ended December 31, 2012.

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

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.48 million from the “Journey through China on the Train” program for the year ended December 31, 2012 as compared to approximately $3.28 million for the year ended December 31, 2011.

During this period, advertisement revenue from FETV also has experienced a decrease of 44.38% from $29.69 million to $16.51 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. The new restricting content of TV advertising included shopping programs, mini ads and certain medical advertisements. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism

Tourism revenue increased by approximately $1.37 million or approximately 14.85% from approximately $9.24 million for the year ended December 31, 2011 to approximately $10.61 million for the year ended December 31, 2012, including approximately $5.48 million from Great Golden Lake resort, $3.87 million from Yunding Park, and $1.26 million from Hua’an Tulou. The primary resources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The tourism revenue remains steady.

Cost of Revenue

Cost of revenues decreased by approximately $2.09 million or approximately 15.43%, from approximately $13.51 million for the year ended December 31, 2011 to approximately $11.43 million for the year ended December 31, 2012. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $3.1 million or approximately 36.66%, from approximately $8.46 million for the year ended December 31, 2011 to approximately $5.36 million for the year ended December 31, 2012. The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $1.02 million or approximately 20.15%, from approximately $5.05 million for the year ended December 31, 2011 to approximately $6.07 million for the year ended December 31, 2012. The increase was primarily due to the increase in depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $12.52 million, or approximately 43.63%, from approximately $28.7 million for the year ended December 31, 2011 to approximately $16.18 million for the year ended December 31, 2012. Our gross profit margin was approximately 58.6% for the year ended December 31, 2012, compared to approximately 67.98% for the year ended December 31, 2011, representing a decrease of approximately 938 basis points.

Advertisement

Gross profit from advertisement decreased by approximately $12.87 million, or approximately 52.53%, from approximately $24.51 million for the year ended December 31, 2011 to approximately $11.63 million for the year ended December 31, 2012. Gross profit margin from advertisement was approximately 68.45% for the year ended December 31, 2012, compared to approximately 74.33% for the year ended December 31, 2011. This decrease was primarily attributable to the instability of revenue generated from the railway media broadcasts during the year ended December 31, 2012, as compared with the year ended December 31, 2011 and that the fixed costs associated with FETV’s commercial airtime remained constant.

Tourism

Gross profit from tourism increased by approximately $0.35 million, or approximately 8.45%, from approximately $4.19 million for the year ended December 31, 2011 to approximately $4.54 million for the year ended December 31, 2012. Gross profit margin from tourism was approximately 42.82% for the year ended December 31, 2012, compared to approximately 45.34% for the year ended December 31, 2011. The decrease of gross profit margin was primarily attributable to fixed cost derived from depreciation of property and equipment at tourism destinations that remained steady despite the slight increase in tourism revenue, as well as increase in depreciation cost for the new construction completed for tourism destinations.

Selling Expenses

Selling expenses were approximately $6.69 million for the year ended December 31, 2012, compared to approximately $4.92 million for the year ended December 31, 2011, which represents an increase of approximately $1.77 million, or approximately 36.1%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park during the year ended December 31, 2012.

General and Administrative Expenses

General and administrative expenses were approximately $5.13 million for the year ended December 31, 2012, compared to approximately $4.79 million for the year ended December 31, 2011, which represents a increase of approximately $0.34 million, or approximately 7.03%. This increase was due to the increase of administrative expenses for the operation of new tourism destinations.

Interest expense

Interest expense was approximately $1.83 million for the year ended December 31, 2012, representing an increase of approximately $1.58 million or approximately 612%, compared to the approximately $0.26 million for the year ended December 31, 2011. The increase in interest expense was primarily because more interest expenses associated with the bank loans incurred for the year ended December 31, 2012 as compared with the year ended December 31, 2011, as well as expensing interests in the year ended December 31, 2012 after completion of construction of new tourism destinations as compared to capitalizing them during construction in the year ended December 31, 2011.

Income Tax

Income tax was approximately $2.85 million for the year ended December 31, 2012, representing a decrease of approximately $3.92 million or approximately 57.95%, compared to the approximately $6.77 million income tax for the year ended December 31, 2011. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease in the railway media revenue for the year ended December 31, 2012 as compared with the year ended December 31, 2011.  The provision for income tax for the year ended December 31, 2012 was mainly derived from the net income before tax of the advertisement segment.

Net Income

As a result of the above factors, we have net loss of approximately $0.28 million for the year ended December 31, 2012 as compared to net income of approximately $12.15 million for the year ended December 31, 2011, representing a decrease of approximately $12.43 million or approximately 102.3%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease of the railway media revenue for the year ended December 31, 2012 as compared with the same period in 2011.

Liquidity and Capital Resources

Our principal sources of liquidity during the year ended December 31, 2012 include cash from operations and proceeds from long-term & short-term loans.

As of December 31, 2012, we had cash and cash equivalents of approximately $6.57 million as compared to approximately $5.68 million as of December 31, 2011, representing an increase of $0.89 million. Our principal sources of liquidity during the year ended December 31, 2012 include cash from operations and proceeds from loans.  Net proceeds from short-term and long-term loans for the years ended December 31, 2012 and 2011 were approximately $26.03 million and $25.79 million, respectively.

As of December 31, 2012, our working capital deficit was approximately $2.25 million, compared to working capital of approximately $3.76 million as of December 31, 2011.

The following table sets forth a summary of our cash flows for the years indicated:

	For the years ended December 31,
	2012	2011

Net cash provided by operating activities	$11,214,772	$17,414,775
Net cash used in investing activities	$(33,327,859)	$(47,958,821)
Net cash provided by financing activities	$22,957,679	$28,869,253

Net cash provided by operating activities was approximately $11.21 million for the year ended December 31, 2012, compared to approximately $17.41 million for the year ended December 31, 2011.  The decrease of $6.2 million was primarily due to the net loss of $0.7 million for the year ended December 31, 2012 as compared to the net income of $11.9 million for the year ended December 31, 2012.

Net cash used in investing activities was approximately $33.33 million for the year ended December 31, 2012, compared to approximately $47.96 million for the year ended December 31, 2011.  The decrease of $14.63 million in net cash used in investing activities was primarily due to the decrease in expenditures on activities related to obtaining land use rights and on property for the new construction of tourism destinations.

Net cash provided by financing activities amounted to approximately $22.96 million for the year ended December 31, 2012, compared to approximately $28.87 million for the year ended December 31, 2011, representing a decrease of approximately $5.91 million.  The decrease in net cash provided by financing activities was mainly because of more repayment of long term loans during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Bank loans

As of December 31, 2012, the Company had five bank loans from three institutional lenders for the development of the tourism destinations.

1.
A loan for approximately $1.59 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.4% per annum, and is due August 16, 2013.  It is guaranteed by Fujian Jintai Tourism Development Co. Ltd. and Yida Travel Service Co., Ltd.

2.
A loan for approximately $23.79 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $7,931,472 (RMB 50,000,000) will be due in each twelve-month period as of December 31, 2016, 2017 and 2018 respectively. It is secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors.

3.
A loan for approximately $11.83 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $1,970,178 (RMB 12,420,000) will be due in each twelve-month period as of December 31, 2013, 2014, 2015, 2016, 2017 respectively and $1,979,695 (RMB 12,480,000) will be due in the twelve-month period as of December 31, 2018. It is collateralized by the right to collect ticket sales at the Great Golden Lake.

4.
A loan for approximately $9.68 million from Industrial and Commercial Bank of China Limited.  It bears interest at 6.40% per annum. $1,348,350 (RMB 8,500,000), $1,744,924 (RMB 11,000,000), $2,141,497 (RMB 13,500,000), $2,220,812 (RMB 14,000,000), and $2,220,812 (RMB 14,000,000) will be due in each of the twelve-month period as of December 31, 2013, 2014, 2015, 2016, and 2017.  It is secured by credit guarantee of Fujian Jintai and the right to collect ticket sales at Yunding Park as additional collateral.

5.
A loan for approximately $10.15 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 11.97% per annum. $3,489,848 (RMB 22,000,000) and $6,662,436 (RMB 42,000,000) will be due in each twelve-month period as of December 31, 2013 and 2014, respectively..  It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the coming 12 months, we have approximately $8.39 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange capitals or funds for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of December 31, 2012:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$57,038,615	$8,394,670	$14,489,214	$24,244,925	$9,909,806
Operating Lease Obligations	13,754,020	290,335	541,988	539,220	12,382,477
Obligation under airtime rights	1,545,582	1,545,582	-	-	-
Total	$72,338,217	$10,230,587	$15,031,202	$24,784,145	$22,292,283

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

The Company paid approximately $782,361 and $638,070 to the Taining government for the years ended December 31, 2012 and 2011, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $453,407 and $416,000 to the Taining government for the years ended December 31, 2012 and 2011, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $129,226 and $334,600 to the Hua’an government for the years ended December 31, 2012 and 2011, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of December 31, 2012, the Company has paid to the Yongtai County local government 3 million RMB, or $0.48 million. We plan to pay to the local government the remaining 2 million RMB, or $0.32 million, by 2018.

2012-2013 Outlook

In 2012, we completed Yunding Park’s second phase of construction, and we’re constructing and developing the three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside of Fujian province and throughout China. The construction was in line with our schedule. We expect to complete the first phase construction of these three new projects and open them to the public by 3rd quarter of 2013. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. From May to July 2012, we further established five new wholly-owned subsidiaries, including Zhangshu (Yida) Real Estate Development Co., Ltd., Bengbu (Yida) Real Estate Development Co., Ltd., Zhangshu (Yida) Investment Co., Ltd., Fenyi (Yida) Property Development Co., Ltd., Bengbu (Yida) Investment Co., Ltd., the primary business focus of which will be in tourism-related real estate investment, project management, and consulting in China. On July 30, 2012, we established Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd., the primary business focus of which will be to operate Yunding performance and show events.Over the next few years, we will mainly focus on developing our six tourist destinations.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates, and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our consolidated financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Yida Tulou, Anhui Yida, Yongtai Yunding, Zhangshu Yida, Fenyi Yida, Yida Travel, Fenyi Development, Bengbu Yida, Zhangshu Development, Zhangshu Investment, Bengbu Investment, Yida Arts and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2012	December 31, 2011
Total current assets *	$12,317,151	$12,091,197
Total assets	$12,324,608	$12,098,729
Total current liabilities #	$10,829,647	$10,011,732
Total liabilities	$10,829,647	$10,011,732

* Including intercompany receivables of $12,312,288 and $12,090,456 as at December 31, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.
# Including intercompany payables of $10,785,266 and $9,009,187 as at December 31, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2012 and 2011.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the year ended December 31, 2012
	Fujian Jintai	Tulou

Gross receipts	$5,480,510	$1,269,097

Profit sharing costs	782,361	-
Nature resource compensation expenses	453,407	129,226
Total paid to the local governments	1,235,768	129,226

Net receipts	$4,244,742	$1,139,871

For the year ended December 31, 2011
	Fujian Jintai	Tulou

Gross receipts	$4,938,004	$3,019,101

Profit sharing costs	638,070	-
Nature resource compensation expenses	415,570	334,623
Total paid to the local governments	1,053,640	334,623

Net receipts	$3,884,364	$2,684,478

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 and $104,078 as December 31, 2012 and 2011, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2007, and the PRC tax authority for years after 2006.

Fair values of financial instruments

The carrying amounts reported in the consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments.  The carrying amount of long-term loans approximates fair value since the interest rates associated with the debts approximate the current market interest rates.

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

Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012.  For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Audit • Tax • Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Yida Holding, Co.

We have audited the accompanying consolidated balance sheet of China Yida Holding, Co. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of income and comprehensive income, equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding, Co. and Subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 25, 2013

KCCW Accountancy Corp.
22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA
Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Yida Holding, Co.

We have audited the accompanying consolidated balance sheet of China Yida Holding, Co. and Subsidiaries as of December 31, 2011, and the related consolidated statements of income and comprehensive income, equity and cash flows for the year then ended.  China Yida Holding, Co.’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding, Co. and Subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 29, 2012

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$6,572,995	$5,684,847
Accounts receivable	179,699	129,849
Other receivables, net	176,548	4,940,389
Advances and prepayments	1,824,420	1,881,427
Prepayments – current portion	397,690	207,117
Total current assets	9,151,352	12,843,629

Property and equipment, net	142,928,290	110,593,580
Construction in progress	-	25,964,029
Intangible assets, net	61,638,361	32,355,010
Long-term prepayments	5,061,734	12,758,763
Deferred tax assets	-	104,078
Total assets	$218,779,737	$194,619,089

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$1,586,294	$943,619
Long-term debt, current portion	6,808,376	3,761,894
Accounts payable	48,798	91,385
Current obligation under airtime rights commitment	1,545,582	2,359,169
Accrued expenses and other payables	1,101,228	638,175
Taxes payable	312,464	1,223,528
Deferred tax liabilities	-	67,644
Total current liabilities	11,402,742	9,085,414

Long-term obligation under airtime rights commitment	-	1,548,928
Long-term debt	48,643,945	26,040,732
Total liabilities	60,046,687	36,675,074

Commitments and contingencies

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,910,580 issued and outstanding as of December 31, 2012 and 2011, respectively)	3,915	3,911
Additional paid in capital	49,163,705	49,127,209
Accumulated other comprehensive income	13,791,374	12,484,116
Retained earnings	87,435,678	87,715,182
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	152,944,002	151,879,748
Non-controlling interest	5,789,048	6,064,267
Total equity	158,733,050	157,944,015
Total liabilities and equity	$218,779,737	$194,619,089

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31

	2012	2011
Net revenue
Advertisement	$16,993,999	$32,969,701
Tourism	10,611,890	9,240,159

Total net revenue	27,605,889	42,209,860

Cost of revenue
Advertisement	5,360,780	8,463,917
Tourism	6,068,111	5,050,485

Total cost of revenue	11,428,891	13,514,402

Gross profit	16,176,998	28,695,458

Operating expenses
Selling expenses	6,691,946	4,917,097
General and administrative expenses	5,130,592	4,793,723

Total operating expenses	11,822,538	9,710,820

Income from operations	4,354,460	18,984,638

Other income (expense)
Other expense, net	(320,975)	(101,528)
Interest income	39,798	94,910
Interest expenses	(1,833,196)	(257,472)

Total other expenses	(2,114,373)	(264,090)

Income before income tax and non-controlling interest	2,240,087	18,720,548

Less: Provision for income tax	2,847,274	6,770,841

Net income (loss)	(607,187)	11,949,707

Net loss attributed to non-controlling interest	327,683	195,823

Net income (loss) attributable to China Yida Holding Co.	$(279,504)	$12,145,530

Net income (loss)	$(607,187)	$11,949,707

Other comprehensive income
Foreign currency translation gain	1,359,722	5,719,978

Comprehensive income	752,535	17,669,685

Comprehensive (income) loss attributable to non-controlling interest	275,219	(40,878)

Comprehensive income attributable to China Yida Holding Co.	$1,027,754	$17,628,807

(Loss) Earnings per share
- Basic	$(0.07)	$3.11
- Diluted	$(0.07)	$3.10

Weighted average shares outstanding
- Basic	3,913,000	3,910,580
- Diluted	3,913,000	3,912,628

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional	Accumulated other			Non-
	Number of shares	Par Value	paid-in capital	comprehensive income	Retained earnings	Statutory reserve	controlling interest	Total

Balance at December 31, 2010	3,910,580	$3,911	$48,476,130	$7,000,839	$75,569,652	$2,549,330	$94,595	$133,694,457
Stock based compensation	-	-	651,079	-	-	-	-	651,079
Repayment from non-controlling interest	-	-	-	-	-	-	5,928,794	5,928,794
Foreign currency translation	-	-	-	5,483,277	-	-	236,701	5,719,978
Net income (loss) for the year ended December 31, 2011	-	-	-	-	12,145,530	-	(195,823)	11,949,707
Balance at December 31, 2011	3,910,580	3,911	49,127,209	12,484,116	87,715,182	2,549,330	6,064,267	157,944,015
Stock based compensation	4,000	4	36,496	-	-	-	-	36,500
Foreign currency translation	-	-	-	1,307,258	-	-	52,464	1,359,722
Net loss for the year ended December 31, 2012	-	-	-	-	(279,504)	-	(327,683)	(607,187)
Balance at December 31, 2012	3,914,580	$3,915	$49,163,705	$13,791,374	$87, 435,678	$2,549,330	$5,789,048	$158,733,050

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMEBER 31

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(607,187)	$11,949,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,472,558	3,613,094
Amortization	2,462,049	3,336,913
Stock based compensation	36,500	651,079
Deferred tax expense	36,434	263,745
Amortization of financing costs	490,322	67,297
Changes in operating assets and liabilities:
Accounts receivable	(48,732)	(99,372)
Other receivables, net	4,807,087	22,479
Advances and prepayments	73,280	(94,990)
Accounts payable	(43,381)	(1,167,108)
Accrued expenses and other payables	457,587	(24,854)
Taxes payable	(921,745)	(1,103,215)
Net cash provided by operating activities	11,214,772	17,414,775

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(9,663,232)	(5,874,525)
Additions to construction in progress	-	(4,279,774)
Additions to intangible asset including land use rights and management right of tourist resorts	(21,904,271)	(22,880,972)
Proceeds from disposal of intangible assets	-	2,080,636
Increase in refundable deposits – land use rights	-	(4,718,441)
Increase in long-term prepayments for acquisition of property and land use right equipment	(1,760,356)	(12,285,745)
Net cash used in investing activities	(33,327,859)	(47,958,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan from non-controlling interest	-	6,064,356
Repayment of obligation under airtime rights commitment	(2,396,568)	(1,933,887)
Payment of deferred financing costs	(675,202)	(1,050,201)
Proceeds from short-term loans	3,172,941	928,218
Repayment of short-term loans	(2,538,353)	(1,825,495)
Proceeds from long-term loans	34,902,353	29,702,970
Repayment of long-term loans	(9,507,492)	(3,016,708)
Net cash provided by financing activities	22,957,679	28,869,253

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43,556	212,956

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	888,148	(1,461,837)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,684,847	7,146,684
CASH AND CASH EQUIVALENTS, ENDING OF YEAR	$6,572,995	$5,684,847

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from construction in progress to property and equipment	$26,191,405	$14,735,861
Capitalized interest in construction in progress	$1,479,705	$848,969
Transfer from advances and prepayments to intangible assets	$9,564,631	$-

Cash paid during the year for:
Income taxes paid	$3,570,716	$7,450,528
Interest paid	$3,112,499	$1,029,190

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tat, and with the shareholders of Keenway Limited at that time, including Chen Minhua, Fan Yanling, Zhang Xinchen, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 18,180,649 newly issued shares (or 90,903,246 shares prior to the reverse stock split on November 16, 2012) of our common stock and 728,359 shares (or 3,641,796 shares prior to the reverse stock split on November 16, 2012) of our common stock which was transferred from some of our then existing shareholders (the “Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

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

On July 6, 2010, Fujian Yida formed a wholly owned subsidiary, Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd. (“Jiangxi Zhangshu”) which currently has no material business operations. The initial paid-in capital of Jiangxi Zhangshu was $2,937,461 (RMB 20 million). On July 5, 2011, Fujian Yida and Fuyu further injected capital amounted to RMB 49 million and RMB1 million, respectively, to Jiangxi Zhangshu. On March 20, 2012, Fujian Yida and Fuyu further injected capital amounted to RMB 29.4 million and RMB 0.6 million, respectively, to Jiangxi Zhangshu, and the total paid-in capital increased to $15,842,337 (RMB100 million). We plan to develop Jiangxi Zhangshu into a business entity primarily focusing on the operations of a new tourist destination.

On July 7, 2010, Fujian Yida formed a wholly owned subsidiary, Jiangxi Fenyi (Yida) Tourism Development Co., Ltd. (“Jiangxi Fenyi”) which currently has no material business operations. The initial paid-in capital of Jiangxi Fenyi was $1,762,477 (RMB 12 million).  On July 7, 2011, Fujian Yida further injected capital amounted to RMB 48 million to Jiangxi Fenyi and the total paid-in capital increased to $9,391,876 (RMB 60 million). We plan to develop Jiangxi Fenyi into a business entity primarily focusing on the operations of a new tourist destination.

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

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Hongda, Fujian Yida, Tulou, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Bengbu Yida, Zhangshu Development, Zhangshu Investment, Bengbu Investment,  Yida Arts and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation

Consolidation of Variable Interest Entities

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2012	December 31, 2011
Total current assets *	$12,317,151	$12,091,197
Total assets	$12,324,608	$12,098,729
Total current liabilities #	$10,829,647	$10,011,732
Total liabilities	$10,829,647	$10,011,732

* Including intercompany receivables of $12,312,288 and $12,090,456 as at December 31, 2012 and December 31, 2011, respectively, to be eliminated in consolidation.

# Including intercompany payables of $10,785,266 and $9,009,187 as at December 31, 2012 and December 31, 2011, respectively,  to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2012 and 2011, the Company has uninsured deposits in banks of approximately $6,501,000 and $5,435,000.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2012 and 2011.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the year ended December 31, 2012

	Fujian Jintai	Tulou
Gross receipts	$5,480,510	$1,269,097

Profit sharing costs	782,361	-
Nature resource compensation expenses	453,407	129,226
Total paid to the local governments	1,235,768	129,226

Net receipts	$4,244,742	$1,139,871

For the year ended December 31, 2011

	Fujian Jintai	Tulou
Gross receipts	$4,938,004	$3,019,101

Profit sharing costs	638,070	-
Nature resource compensation expenses	415,570	334,623
Total paid to the local governments	1,053,640	334,623

Net receipts	$3,884,364	$2,684,478

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2012 and 2011 were $895,010 and $496,106, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $242,450 and $210,600 for the years ended December 31, 2012 and 2011, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

m. Foreign currency translation

The Company uses the United States dollar ("U.S. dollars") for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiaries' assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet dates, and the statements of income are translated at average exchange rates during the reporting periods. Gain or loss on foreign currency transactions are reflected on the income statement. Gain or loss on financial statement translation from foreign currency are recorded as a separate component in the equity section of the balance sheet and is included as part of accumulated other comprehensive income. The functional currency of the Company and its subsidiaries in China is the Chinese Renminbi.

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The deferred income tax assets were $0 and $104,078 as December 31, 2012 and 2011, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2007, and the PRC tax authority for years after 2006.

o. Fair values of financial instruments

The carrying amounts reported in the consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying amount of long-term loans approximates fair value since the interest rates associated with the debts approximate the current market interest rates.

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

As at December 31, 2012, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

The statutory surplus reserves can be used to offset prior years’ losses, if any, and may be converted into registered capital, provided that the remaining balances of the reserve after such conversion is not less than 25% of registered capital. The statutory surplus reserve is non-distributable.

s. Segment reporting

ASC 250, "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company has two reportable segments: advertisement and tourism.

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

v. Recent accounting pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  This ASU does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, this guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012.  For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31, 2012	December 31, 2011

Refundable deposits - land use rights	$-	$4,718,094
Ticket revenue deposited in special treasury account assigned by government	-	50,720
Other	197,422	192,270
	197,422	4,961,084
Less: Allowance	(20,874)	(20,695)
	$176,548	$4,940,389

Anhui Yida participated in a bid for several land use rights in Anhui Province, with the intention to develop tourism destinations.  Anhui Yida deposited $4,834,440 (RMB 30.5 million) with the local government of Anhui province to participate in the bid in 2011.  The deposit can be applied to payment for the land use rights if the Company wins the bid or the Company may choose to receive the deposit returned by the government and make new payment for purchasing the land use rights after winning the bid.  For the year ended December 31, 2012, the local government of Anhui province refunded the deposit in full amount $4,834,440 (RMB 30.5 million) to Anhui Yida for the land use rights that the Company had won the bid on.

As of December 31, 2012 and 2011, the ticket revenue collected by Fujian Jintai of $0 and 50,720 were deposited in the special treasury account assigned by government according to the tourism management revenue sharing agreement between Fujian Jintai and Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) in 2001 (See Note 15) and usually they are collectible within 30 days after profit sharing process is completed by the government.

4.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	December 31, 2012	December 31, 2011

Advance payments related to land use rights	$829,812	$1,072,144
Advance payments related to hotel facilities of Yunding resort	793,492	142,781
Advance payments related to construction cost of Great Golden Lake	55,473	240,969
Other	148,768	428,631
	1,827,545	1,884,525
Less: Allowance	(3,125)	(3,098)
	$1,824,420	$1,881,427

As of December 31, 2012, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai province of $717,957 (RMB4.5million) for the acquisition of land use rights. Fenyi Yida made advance payment of $111,855 (RMB0.7 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province.

As of December 31, 2011, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai province of $691,987 (RMB4.4million) for the acquisition of land use rights. Fenyi Yida made advance payment of $380,157 (RMB2.4 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province. The local government repaid $267,358 (RMB 1.7 million) to the Company at January 4, 2012.

As of December 31, 2012 and 2011, Advance payments related to hotel facilities of Yunding resort were $793,492 and $142,781.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011

Buildings, Improvements and Attractions	$152,459,176	$116,009,545
Electronic Equipment	743,362	523,108
Transportation Equipment	2,585,646	2,399,339
Office Furniture	76,737	53,606
	155,864,921	118,985,598
Less: Accumulated Depreciation	(12,936,631)	(8,392,018)
Property and equipment, net	$142,928,290	$110,593,580

Depreciation expense for the years ended December 31, 2012 and 2011 were $4,472,558 and $3,613,094 respectively.

6.	CONSTRUCTION IN PROGRESS

The construction in progress consists of the projects related to the construction of the following:

	December 31, 2012	December 31, 2011

Great Golden Lake	$-	$2,980,653
Jiangxi Zhangshu Yangsheng Paradise resort	-	12,049,824
Jiangxi Fenyi City of Caves resort	-	10,933,552
	$-	$25,964,029

The construction in progress mainly related to the construction of new tourist resorts which the Company has developed. All construction projects in progress were completed by December 31, 2012. The amount of capitalized interest included in construction in progress for the years ended December 31, 2012 and 2011 amounted to $0 and $848,969, respectively.

Construction in progress of $26,191,405 and $14,735,861 were transferred to property and equipment during the years ended December 31, 2012 and 2011, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2012	December 31, 2011

Management right of tourist resort	$5,552,031	$5,504,443
Commercial airtime rights	6,673,210	6,616,013
Land use right	57,019,303	25,334,867
	69,244,544	37,455,323
Accumulated amortization	(7,606,183)	(5,100,313)
Intangible assets, net	$61,638,361	$32,355,010

Commercial airtime rights

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $158,629 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011. The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $190,355 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $228,426 (RMB1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,673,210 (RMB42,067,917) as commercial airtime rights as an intangible asset, $6,928,934 (RMB43,680,000) as an obligation under airtime rights commitment, and $255,724 (RMB1,612,083) as deferred interest at inception (See Note 10).

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

Land use right

During the years ended December 31, 2012 and 2011, the Company entered into five land use rights agreements with the local PRC governments for the purchase of the land use rights in Jiangxi to develop Jiangxi ZhangshuYang Sheng Paradise resort. The total purchase consideration was $44,401,191 (RMB 279,905,105).

For the years ended December 31, 2012 and 2011, amortization expense amounted to $2,462,049 and $3,336,913, respectively.

Estimated amortization for the next five years and thereafter is as follows:

2013	$2,462,052
2014	237,396
2015	237,396
2016	237,396
2017	237,396
Thereafter	58,226,725
$61,638,361

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	December 31, 2012	December 31, 2011

Prepayments for project planning, assessments and consultation fees	$3,594,900	$2,136,883
Prepayments for acquisition of land use right and management right of tourist resort	-	9,481,598
Deferred financing costs	927,540	846,695
Others	539,294	293,587
	$5,061,734	$12,758,763

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Anhui province and Jiangxi province.

For the years ended December 31, 2012 and 2011, the Company paid approximately $675,127 (RMB 4.3 million) and approximately $1,067,000 (RMB6.8 million) of fees in order to obtain additional debts used to construct various resort projects.  These fees are deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

2013	$265,171
2014	210,783
2015	210,783
2016	210,783
2017	210,783
Thereafter	84,408
Total minimum payments	$1,192,711
Current portion recorded under prepayments – current portion	(265,171)

Long term portion	$927,540

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	December 31, 2012	December 31, 2011

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.184% per annum, due November 4, 2012, guaranteed by Fujian Jintai Tourism Development Co., Ltd.	$-	$943,619
Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.4% per annum, due August 16, 2013, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd.	$1,586,294	$-
Total	$1,586,294	$943,619

The Company repaid the short-term loan of $943,619 (RMB 6 million) and borrowed the loan of $1,586,294 (RMB 10 million) in August 2012 from Fujian Haixia Bank and the due date to be August 16, 2013, with the interest rate at 8.4%.

Interest expense for the years ended December 31, 2012 and 2011 amounted to $179,341 and $92,539, respectively. The interest expense for the years ended December 31, 2012 and 2011 of $64,517 and $62,435, respectively was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	December 31, 2012	December 31, 2011

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$23,794,416	-

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (b))	$11,829,224	$13,682,472

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (c))	9,676,396	10,615,711

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due November 22, 2018, collateralized by the right to collect resort ticket sales at the Tulou resort, secured by the fixed assets of Fujian Tulou and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	-	5,504,443

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	10,152,285	-
	55,452,321	29,802,626
Less: current portion	(6,808,376)	(3,761,894)
Total	$48,643,945	$26,040,732

Note:

(a)	$7,931,472 (RMB 50,000,000) will be due in each twelve-month period as of December 31, 2016, 2017 and 2018 respectively.

(b)
$1,970,178 (RMB 12,420,000) will be due in each twelve-month period as of December 31, 2013, 2014, 2015, 2016, 2017 respectively and $1,979,695 (RMB 12,480,000) will be due in the twelve-month period as of December 31, 2018.  In November 2011 and in March 2012, $475,888 and $222,002 of financing costs were paid in connection with this loan and subject to amortization, with $328,590 and $160,951 recorded in Long-Term Prepayments as of December 31, 2012, respectively.

(c)
$1,348,350 (RMB 8,500,000), $1,744,924 (RMB 11,000,000), $2,141,497 (RMB 13,500,000), $2,220,812 (RMB 14,000,000), and $2,220,813 (RMB 14,000,000) will be due in each of the twelve-month period as of December 31, 2013, 2014, 2015, 2016, and 2017.  In January 2011 and in March 2012, $385,787 and $380,711 of financing costs were paid in connection with this loan and subject to amortization, with $220,450 and $217,549 recorded in Long-Term Prepayments as of December 31, 2012, respectively.

(d)	The Company repaid the loan of $5,504,443 (RMB 35 million) in December 2012.

(e)	$3,489,848 (RMB 22,000,000) and $6,662,436 (RMB 42,000,000) will be due in each twelve-month period as of December 31, 2013 and 2014, respectively.

Interest expense for the years ended December 31, 2012 and 2011 amounted to $2,933,158 and $936,650, respectively. The interest expense for the years ended December 31, 2012 and 2011 of $1,415,188 and $786,534, respectively was capitalized as part of construction in progress.

10.	OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See Note 7) consists of the following:

Due as of December 31, 2013	$1,598,985
Less: Deferred interest	(53,403)
$1,545,582

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31, 2012	December 31, 2011

Unearned revenue	$24,795	$30,155
Accrued payroll	381,995	298,810
Welfare payables	12,886	23,428
Other	681,552	285,782
	$1,101,228	$638,175

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company was 35% for the each of the years ended December 31, 2012 and 2011. Net operating loss at December 31, 2012, which can be used to offset future taxable income, was approximately $2,752,200. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary was 16.5% for each of the years ended December 31, 2012 and 2011.

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

Provision for income tax consists of the following:

	For The Years Ended December 31,
	2012	2011

Current
USA	$-	$-
China	2,810,840	6,507,096
	2,810,840	6,507,096

Deferred
USA
Deferred tax asset for NOL carry forwards	207,661	735,643
Valuation allowance	(207,661)	(735,643)
	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	-
Allowance for doubtful accounts for other receivables	-	-
Net deferred income tax liabilities under current liabilities	-	-

Non current portion
Deferred tax asset for NOL carry forwards	2,132,166	2,410,718
Temporary difference from airtime rights expenses	104,078	196,101
Temporary difference from capitalized interest	(67,644)	67,644
Valuation allowance	(2,132,166)	(2,410,718)
Net deferred income tax assets under non current assets	36,434	263,745

Net deferred income tax expenses	36,434	263,745

Provision for income tax	$2,847,274	$6,770,841

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	December 31,	December 31,
	2012	2011

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	122.1%	11.2%
Effective income tax rates	127.1%	36.2%

(a)
Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the years ended December 31, 2012 and 2011, respectively.

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

The change in total allowance for the years ended December 31, 2012 and 2011 was an increase of $2,339,827 and $3,030,010, respectively.

13.	EQUITY

(1)  REVERSE SPLIT

Effective November 19, 2012, the Company conducted a 1-for-5 Reverse Stock Split of all issued and outstanding shares of its common stock. Upon the effect of the Reverse Stock Split, the Company’s issued and outstanding shares reduced from 19,571,785 to 3,914,580. Except as otherwise specified, all information in these consolidated financial statements and notes and all share and per share information has been retroactively adjusted for all periods presented to reflect the reverse stock split, as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

(2) WARRANTS

The remaining 773,812 Class A Warrants expired on September 6, 2011.

(3)  STOCK-BASED COMPENSATION

On June 10, 2009 (the “Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with one of the Company’s directors, pursuant to which, the Company issued the director non-qualified stock options (the “Stock Options”) to purchase a total of 6,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s director.  One half of the Stock Options shall vest on the sixth month anniversary of the Grant Date (the “First Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the First Vesting Date and the second half of Stock Options shall vest on the twelfth month anniversary of the Grant Date (the “Second Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the Second Vesting Date.

On January 21, 2011 (the “CFO Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s former Chief Financial Officer, pursuant to which, the Company issued non-qualified stock options (the “CFO Stock Options”) to purchase a total of 15,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Chief Financial Officer. 3,000 CFO Stock Options vested on the CFO Stock Option Grant Date; 4,000 CFO Stock Options shall vest on the one-year anniversary of the CFO Grant Date; 4,000 CFO Stock Options shall vest on the second-year anniversary of the CFO Grant Date; and 4,000 CFO Stock Options shall vest on the third-year anniversary of the CFO Grant Date.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On November 5, 2011, our former CFO submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if CFO is removed from office for cause prior to the 21 st  day of January, 2012, any outstanding stock options held by him which are not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by CFO which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 12,000 CFO Stock Options were forfeited as of December 31, 2011. On January 6, 2012, our former CFO transferred options to purchase 3,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY (CONTINUED)

On January 21, 2011 (the “VPIR Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s former Corporate Secretary and VP of Investor Relation (“VPIR”), pursuant to which, the Company issued non-qualified stock options (the “VPIR Stock Options”) to purchase a total of 15,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s VP of Investor Relation. 3,000 VPIR Stock Options shall vest on the VPIR Stock Option Grant Date; 4,000 VPIR Stock Options shall vest on the one-year anniversary of the VPIR Grant Date; 4,000 VPIR Stock Options shall vest on the second-year anniversary of the VPIR Grant Date; and 4,000 VPIR Stock Options shall vest on the third-year anniversary of the VPIR Grant Date. The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On November 5, 2011, our former VPIR submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if VPIR is removed from office for cause prior to the 21 st  day of January, 2012, any outstanding stock option held by him which is not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by VPIR which is vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 12,000 VPIR Stock Options were forfeited as of December 31, 2011. On January 6, 2012, our former VPIR transferred options to purchase 3,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift.

On March 17, 2011 (the “ID Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s Independent Director, pursuant to which, the Company issued non-qualified stock options (the “ID Stock Options”) to purchase a total of 6,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director. One half of the ID Stock Options vested on the ID Grant Date and the second half of ID Stock Options vested on June 10, 2011.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 4,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 4,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of December 31, 2012 and 2011 was approximately $0 and $36,500, respectively. On May 24, 2012, the 4,000 restricted shares were issued.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2011	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of December 31, 2012	18,000

For the years ended December 31, 2012 and 2011, the Company recognized approximately $36,500 and $651,079, respectively, as stock-based compensation expense, in which $0 and $623,879 for its stock option plan and $36,500 and $27,200 for its restricted shares, which was included in general and administrative expenses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida had not commenced operations as of December 31, 2012.  Non-controlling interest consisted of the following:

	December 31, 2012	December 31, 2011

Beginning balance	$6,064,267	$94,595
Net loss attributed to non-controlling interest	(327,683)	(195,823)
Other comprehensive income attributable to non-controlling interest	52,464	236,701
	5,789,048	135,473
Add: Repayment from non-controlling interest	-	5,928,794
Ending balance	$5,789,048	$6,064,267

15.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

2013	$290,335
2014	277,049
2015	264,939
2016	268,652
2017	270,568
Thereafter	12,382,477
Total minimum payments	$13,754,020

The Company incurred rental expenses of $386,188 and $153,716 for the years ended December 31, 2012 and 2011, respectively, including $9,518 and $9,282, respectively, paid to Xin Hengji Holding Company Limited, a related party.

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

The Company paid approximately $782,361 and $638,070 to the Taining government for the years ended December 31, 2012 and 2011, respectively, and recorded as cost of revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(3) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $453,407 and $416,000 to the Taining government for the years ended December 31, 2012 and 2011, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $129,226 and $334,600 to the Hua’an government for the years ended December 31, 2012 and 2011, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of December 31, 2012, the Company has paid to the Yongtai County local government 3 million RMB, or $0.48 million. We plan to pay to the local government the remaining 2 million RMB, or $0.32 million, by 2018.

(4) Litigation

The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

 CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,	December 31,
	2012	2011
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income (loss) used in computing basic earnings per share	$(279,504)	$12,145,530

Basic earnings (loss) per share	$(0.07)	$3.11

Basic weighted average shares outstanding	3,913,000	3,910,580

	December 31,	December 31,
	2012	2011
DILUTED
Numerator for basic earnings per share attributable to the Company’s common stockholders:

Net income (loss) used in computing diluted earnings per share	$(279,504)	$12,145,530

Diluted earnings (loss) per share	$(0.07)	$3.10

Weighted average outstanding shares of common stock	3,913,000	3,910,580
Warrants	-	-
Restricted common shares	-	2,048
Diluted weighted average shares outstanding	3,913,000	3,912,628

Potential common shares outstanding as of December 31:
Warrants outstanding	-	-
Options outstanding	18,000	18,000
Unvested restricted common shares	-	4,000

For both years ended December 31, 2012 and 2011, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	BUSINESS SEGMENTS

During the years ended December 31, 2012 and 2011, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	December 31,	December 31,
	2012	2011

Revenues:
Advertisement	$16,993,999	$32,969,701
Tourism	10,611,890	9,240,159
Total	$27,605,889	$42,209,860

Operating income (loss):
Advertisement	$10,950,576	$23,716,395
Tourism	(6,004,391)	(3,283,765)
Other	(591,725)	(1,447,992)
Total	$4,354,460	$18,984,638

Net income (loss):
Advertisement	$7,911,122	$17,504,447
Tourism	(7,924,993)	(3,863,194)
Other	(593,316)	(1,691,546)
Total	$(607,187)	$11,949,707

Capital expenditure:
Advertisement	$-	$2,333
Tourism	9,663,232	10,151,966
Total	$9,663,232	$10,154,299

Intangible assets:
Advertisement	$1,297,569	$3,491,785
Tourism	60,340,792	28,863,225
Total	$61,638,361	$32,355,010

Identifiable assets:
Advertisement	1,692,232	$4,134,036
Tourism	217,015,604	189,882,849
Others	71,901	602,204
	218,779,737	$194,619,089

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Previous Independent Registered Public Accounting Firm

On April 13, 2012, our Audit Committee approved the dismissal of Friedman LLP (“Friedman”) as our independent registered public accounting firm, effective immediately.

Friedman’s reports on our consolidated financial statements as of and for the fiscal year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2011 and 2010 and through the dismissal of Friedman on April 13, 2012, there were (1) no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

We furnished Friedman with a copy of this disclosure on April 13, 2012, providing Friedman with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree.  We have received the requested letter from Friedman, and a copy of such letter is filed as Exhibit 16.1 to the current report on Form 8-K filed on April 17, 2012.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the decision to dismiss Friedman as our independent auditor, the Audit Committee appointed KCCW Accountancy Corp. (“KCCW”) as our independent auditor.

Prior to engaging KCCW, neither the Company nor anyone acting on its behalf consulted KCCW with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that KCCW concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

The specific material weakness identified by the Company’s management as of December 31, 2012 is described as follows:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth in the Company’s 2013 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

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

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
2.1	Share Exchange Agreement, dated November 19, 2007, among the Company, the stockholders of the Company, Keenway Limited and Hong Kong Yi Tat International Investment, Ltd. (1)
2.2	Agreement and Plan of Merger, dated November 19, 2012 (16)
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Delaware on June 4, 1999 (7)
3.2
Certificate of Amendment to Certificate of Incorporation changing the corporate name from Apta Holdings, Inc. to InteliSys Aviation Systems of America, Inc. filed with the Secretary of State of Delaware on July 21, 2007 (1)

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
3.4	Certificate of Amendment to the Certificate of Incorporation of China Yida Holding Co., a Delaware corporation (16)
3.5	Articles of Incorporation of China Yida Holding Co., a Nevada corporation (16)
3.6	Bylaws of China Yida Holding Co., a Nevada corporation (16)
3.7	Articles of Merger of China Yida Holding Co., a Nevada corporation (16)
3.8	Certificate of Merger of China Yida Holding Co., a Delaware corporation (16)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)

10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (14)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (14)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (14)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (14)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (14)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (14)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (14)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (14)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (14)
10.27	Cooperative agreement between us and Anhui Xingguang (14)
10.28	Lease Transfer Agreement with Xingguang (14)
10.29	Lease Agreement for Great Golden Lake (14)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (14)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (14)
10.32	Mountain and Forest Land Lease Contract with Caoxiang Village, dated July 17, 2008 and Supplement, dated July 19, 2008 (14)
10.33	Mountain and Forest Land Lease Contract with Dalu Village, dated November 20, 2008 (14)
10.34	Mountain and Forest Land Lease Contract with Hongta Village, dated November 20, 2008 (14)
10.35	Mountain and Forest Land Lease Contract with Caoxiang Village, dated November 10, 2009 (14)
10.36	Mountain and Forest Land Lease Contract with Zhangxiang Village, dated November 10, 2009 (14)
10.37	Bank Loan Agreement, dated November 18, 2011 (14)
10.38	Bank Loan Agreement, dated January 26, 2011 (14)
10.39	Bank Loan Agreement, dated October 25, 2011 (14)
10.40	Bank Loan Agreement, dated November 7, 2011 (14)
10.41	Director Agreement between the Company and Michael Marks, dated June 10, 2011 (13)
10.42	Loan agreement with China Minsheng Banking Corp, Ltd., dated April 19, 2012 (15)
10.43	Loan agreement with China Minsheng Banking Corp, Ltd., dated February 20, 2012 *
10.44	Loan agreement with Fujian Haixia Bank, dated August 16, 2012 *
10.45	Loan agreement with China Minsheng Banking Corp, Ltd., dated November 23, 2012*
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (12)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	2008 Development Report of Chinese Radio and Television (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K filed on March 29, 2012.
(13)	Previously filed as Exhibits to Form 10-K/A filed on June 4, 2012.
(14)	Previously filed as Exhibits to Form 10-K/A filed on December 19, 2012.
(15)	Previously filed as Exhibits to Form 10-Q/A filed on December 19, 2012.
(16)	Previously filed as Exhibits to Form 8-K filed on November 20, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 25, 2013	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Minhua Chen	Chief Executive Officer and Chairman	March 25, 2013
Minhua Chen	(Principal Executive Officer)

/s/ Yongxi Lin	Chief Financial Officer	March 25, 2013
Yongxi Lin	(Principal Financial Officer; Principal Accounting Officer)

/s/ Yanling Fan	Chief Operating Officer and Director	March 25, 2013
Yanling Fan

/s/ Michael Marks	Director	March 25, 2013
Michael Marks

/s/ Fucai Huang	Director	March 25, 2013
Fucai Huang

/s/ Chunyu Yin	Director	March 25, 2013
Chunyu Yin