Form 10-K/A
period 2012-12-31
CHINA YIDA HOLDING, CO.
filed 2013-04-30
CIK 1091325

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 25, 2013 (the “Original Report”) of China Yida Holding, Co. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  No changes have been made to the Original Report other than the addition of the Part III information and updates to the Exhibit Index.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report. The reference on the cover of the Original Filing to the incorporation by reference of portions of the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages as of April 30, 2013 and the positions held by them:

Name	Age	Position
Minhua Chen	56	Chief Executive Officer, President and Chairman of the Board
Yanling Fan	40	Chief Operating Officer, Secretary and Director
Yongxi Lin	42	Interim Chief Financial Officer and Financial Controller
Michael Marks	41	Director
		Chairman of the Audit Committee
Chunyu Yin	66	Director
		Audit Committee Member
Fucai Huang	66	Director
		Audit Committee Member

Minhua Chen

Chairman Chen has been the Chief Executive Officer of China Yida Holding, Co. since November 2007.  Chairman Chen is a Director for Fuzhou Hongda Commercial Services Co., Ltd. and the Chairman for Fujian Jintai Tourism Developments Co., Ltd. and Anhui Yida Tourism Development Co., Ltd., and is also the Chief Executive Officer of Jiangxi Fenyi Yida Tourism Development Co., Ltd. and Jiangxi Zhangshu Yida Toursism Development Co., For the past five years, Chairman Chen has been a part-time professor at the Tourism College of Fujian Normal University and a tutor for postgraduate students.  He is also the vice-president of Fujian Provincial Tourism Institute and vice-president of Fujian Advertisement Association. From 1978 to 1992, he was a news journalist and editor-in-chief of “Fujian Internal Reference,” eventually becoming the head of the journalist station of “Fujian Daily” in Sanming City and general manager of the newspaper “HK-Taiwan Information.”  During that period, he was appointed as chief journalist of Fujian Province to HK, where he was in charge of news and management of the publication.  During these years, several of his works in journalism received national and provincial prizes and were published in books.  He received awards for “Excellent News Journalist” and “Advanced Workers of News Management.”  Since the establishment of New Handsome Joint Group in 1995, he has advocated and practiced the concept of “circulating cultural economy.”  In 2005, he published a scholarly treatise “General Theory of Tourism and Chinese Traditional Culture”, which has been used as the educational material for undergraduates in Tourism College of Fujian Normal University.  In February 2007, he was awarded as one of the “2006 Ten Most Distinguished Persons of Fujian Economic.”  Since 1992, Chairman Chen has worked full-time as Hong Kong Yi Tat’s CEO and has run all the subsidiaries, including the media and tourism businesses. We believe that Mr. Chen’s experience in the media and tourism industry in general and his services as a key executive and/or director of our subsidiaries and other media companies qualify him to serve as a director of the Company.

Yanling Fan

Yanling Fan has served as Chief Operating Officer of the Company since 2001 and a director of the Company since November 2007. She is the Executive Director of Fujian Jiaoguang Media Co., Ltd., Chairman for Fuzhou Hongda Commercial Services Co., Ltd., a Director of Fujian Jintai Tourism Developments Co., Ltd., and a member of the Board of Supervisors of Jiangxi Fenyi Yida Tourism Development Co., Ltd. and Jiangxi Zhangshu Yida Tourism Development Co. From 1992 to 1994, Ms. Fan was a journalist and radio anchorwoman for the Voice of Haixia.  From 1995 to 2004, she was the general manager of New Handsome Advertisement Co., Ltd.  Since 2000, she has taken on the following positions: General Manager of New Handsome Joint Group (Fujian), General Manager of Hong Kong Yitat International Investment Co., Ltd, Chairman of Fujian Gold Lake Economy and Trading (Tourism) Development Co., Ltd., Director of Sydney Communication College (Australia), and General Manager of Fujian Education and Broadcasting Media Co., Ltd.  In 2005, she was awarded “Fujian Splendid Women” and “Advanced worker of advertisement industry Fuzhou 2005.” We believe that Ms. Fan’s experience in the media and tourism industry and her current and previous services in various media companies qualify her to serve as a director of the Company.

Yongxi Lin

Mr. Lin has served as our Financial Controller since October 2003 and was elected as our interim Chief Financial Officer on January 6, 2012. He has extensive financial experience working at large-scale enterprises in Fujian province. Previously, Mr. Lin served as the Chief Financial Director at Fujian Furi Group Co., Ltd, and was also an accountant for China Fujian International Economic and Technological Cooperation Company. Mr. Lin is a Certified Public Accountant in China, and is a professional member of the CICPA. He received his Bachelor of Art degree in Accounting in 1994.

Michael Marks

Michael Marks has been a director of the Company since June 2009. Until December 2007 he was a managing director and principal of Sonnenblick Goldman Asia Pacific Limited. Until July 2009, Mr. Marks was the President and Director of Middle Kingdom Alliance Corp., a Special Purpose Acquisition Corporation, which invested in and merged with Pypo Digital Company Limited.  Mr. Marks served as a director of the board of the newly merged company, Funtalk China Holdings Limited (NASDAQ: FTLK) until August 2011 when the company completed a take-private transaction. Mr. Marks also formerly served as audit committee chairman and independent director of Shengkai Innovations, Inc. (NASDAQ: VALV) from October 2009 to May 2012 and Jiangbo Pharmaceuticals, Inc. (NASDAQ: JGBO) from July 2008 to June 2011. Mr. Marks also served as an independent director and audit committee member of China Housing and Land, Inc. (NASDAQ: CHLN) from October 2007 to October 2011 and Yanglin Soybean, Inc. (OTCBB: YSYB) from April 2009 to October 2011.

Mr. Marks has been involved in over US$2 billion of transactions in China over the past ten years, as a principal, advisor, or investment banker, and has worked closely with international and Chinese institutions.  These include, inter alia, The Carlyle Group, Starwood Capital, Goldman Sachs, Citibank Industrial and Commercial Bank of China, China Construction Bank, Agricultural Bank of China, Dubai Investment Group, Investec Bank, Standard Bank, Beijing International Trust and Investment Corporation, China Jin Mao Group Company Limited, and Shanghai Investment Group.

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

Mr. Marks graduated with a Bachelor of Commerce (Honors) and Masters of Commerce from the University of the Witwatersrand in Johannesburg, South Africa in 1994 and 1997 respectively.  He was also president of the Commerce Students Council and vice-president of the All Faculty Council in 1994.  In 1998 Mr. Marks graduated with a Bachelor of Arts (Psychology) degree from the University of South Africa.  In 1995, Mr. Marks completed his qualifying examinations of the Chartered Institute of Management Accountants in the United Kingdom.  In 1997, Mr. Marks qualified as a Chartered Accountant in South Africa, and in 1999 as a Fellow of the Association of International Accountants in the United Kingdom. Since June 1999 Mr. Marks has lived in Shanghai, China. He speaks fluent Mandarin, French and English.  We believe that Mr. Marks’ experience as an independent director in Nasdaq/OTCBB listed Chinese companies brings valuable insight to the board in view of us being a public company subject to the reporting and internal controls requirements of the Securities Exchange Act and Sarbanes Oxley.  Additionally, his professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations will also have an important impact through his service on our board into our business operations, financing and corporate governance, and therefore qualify him as a director of the Company.

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

Corporate Governance

Meetings and Board Committees

The Board of Directors held three meetings during 2012.  In fiscal year 2012, the Audit Committee held two meetings. Each director attended at least 75% of the Board of Directors and committee meetings of which he was a member during such time as he served as a director.  From time to time, the members of our Board of Directors act by unanimous written consent in accordance with Nevada law.  During the year ended December 31, 2012, our Board of Directors took action by unanimous consent on two (2) occasions.  We do not have a formal policy regarding attendance by members of our Board of Directors at our annual meetings of stockholders, but we encourage all members of our Board of Directors to attend such meetings.

Audit Committee

Our Board of Directors has a standing audit committee which carries out its responsibilities pursuant to the audit committee written charters, which are available on our website at www.yidacn.net.

The Audit Committee, which currently is comprised of Michael Marks, Chunyu Yin, and Fucai Huang, met two (2) times during 2012.  Each member of the Audit Committee is independent, as defined in the listing standards of The NASDAQ Stock Market, Inc. (“Nasdaq”).  The Audit Committee assists the Board in overseeing (i) our accounting and financial reporting processes and principles, (ii) our disclosure controls and procedures and internal control over financial reporting designed to promote compliance with generally accepted accounting principles and applicable laws and regulations, (iii) the preparation, presentation and integrity of our financial statements, and (iv) the administration of an audit of our annual financial statements by our independent auditor in accordance with generally accepted accounting standards.  The Board has determined that Mr. Michael Marks qualifies as an Audit Committee Financial Expert under applicable rules of the Commission and satisfies the financial literacy and experience requirements under the applicable Nasdaq standards.

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

Effective risk oversight is an important priority of the Board.  The Board has implemented a risk governance framework to:

●	Understand critical risks in the Company’s business and strategy;
●	Allocate responsibilities for risk oversight among the full Board;
●	Evaluate the Company’s risk management process and see they are functioning adequately;
●	Facilitate open communication between management and directors; and
●	Foster an appropriate culture of integrity and risk awareness.

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

Stockholder Communications

The Board welcomes communications from our stockholders, and maintains a process for stockholders to communicate with the Board. Stockholders who wish to communicate with the Board may send a letter to Minhua Chen, the Chairman of the Board of Directors, at 28/F Yifa Building, No. 111 Wusi Road, Fuzhou, Fujian, P. R. China, 350003. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters should identify the author as a security holder. All such letters will be reviewed by Mr. Chen and submitted to the entire Board no later than the next regularly scheduled Board meeting.

Annual Meetings

We have no policy with respect to director attendance at annual meetings but we encourage every director and executive officer to attend our annual meetings. Our directors Minhua Chen, Yanling Fan and Michael Marks attended last year’s annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Stockholders”), to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% Stockholders were complied with for the fiscal year ended December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its Chief Executive Officer and Chief Financial Officer, and other named executive officers for each of the two fiscal years ended December 31, 2012 and 2011.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Minhua Chen	2012	$47,132	—	—	—	—	—	$1,440	(1)	$48,572
CEO, President and Chairman	2011	$56,250	—	—	—	—	—	$1,300	(1)	$57,550

Yanling Fan	2012	$41,372	—	—	—	—	—	$1,440	(2)	$42,812
Chief Operating Officer	2011	$48,750	—	—	—	—	—	$1,300	(2)	$50,050

Yongxi Lin	2012	$32,732	—	—	—	—	—	—		$32,732
Interim Chief Financial Officer (3)	2011	—	—	—	—	—	—	—		—

George Wung	2012	—	—	—	—	—	—	—		—
Former Chief Financial Officer (4)	2011	$54,000	—	—	—	—	—	—		$54,000

Wei Zhang	2012	—	—	—	—	—	—	—		—
Former VP of Investor Relations(5)	2011	$50,000	—	—	—	—	—	—		$50,000

(1)	Mr. Chen receives a $100 per month as lunch reimbursement commencing September 2010. The lunch reimbursement increases to $120 per month commencing August 2011.

(2)	Ms. Fan receives a $100 per month as lunch reimbursement commencing September 2010. The lunch reimbursement increases to $120 per month commencing August 2011.

(3)	On January 6, 2012, Yongxi Lin was appointed as interim Chief Financial Officer of the Company, effective immediately.

(4)
On November 5, 2011, Mr. George Wung submitted a letter of resignation resigning from his position as our Chief Financial Officer. The resignation will be effective as of December 31, 2011. Mr. Wung did not hold any positions on any committee of the Board of Directors. The resignation was the result of a personal decision and not the result of any disagreement with us on any matter relating to our operations, policies or practices.

(5)
On November 5, 2011, Mr. Wei Zhang submitted a letter of resignation resigning from his position as our Corporate Secretary and Vice President of Investor Relations. The resignation will be effective as of December 31, 2011. Mr. Zhang did not hold any positions on any committee of the Board of Directors. The resignation was the result of a personal decision and not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Narrative Disclosure to the Summary Compensation Table

Employment Agreements

We did not enter into any employment agreements with any of our current executives.

Option Exercises and Stock Vested

Our executives did not exercise any stock options.

Our independent director Michael Marks holds vested stock options to purchase a total 60,000 shares (pre 1-5 reverse split) of common stock. Options to purchase 15,000 shares of the Company’s common stock vested on December 10, 2009 and became exercisable at $14.84 per share, which will expire on December 10, 2019. Options to purchase 15,000 shares of the Company’s common stock vested on June 10, 2010 and became exercisable at $13.67 per share, which will expire on June 10, 2020.  On March 17, 2011, Mr. Marks was also issued options to purchase 30,000 shares of the Company’s common stock of which 15,000 vested immediately, have an exercise price of $7.96 which will expire on March 17, 2021 and the other 15,000 vested on June 6, 2011, have an exercise price equal to the Fair Market Value of the Common Stock on that date and will expire on June 10, 2021.

On January 21, 2011 (the “Grant Date”), our former Chief Financial Officer, George Wung, was issued stock options to purchase a total of 75,000 shares (pre 1-5 reverse split) of common stock. The non-qualified stock option to acquire 15,000 shares of common stock vested on the Grant Date and the non-qualified stock option to acquire the additional 60,000 shares will vest in Twenty Thousand share increments beginning on the first, second and third anniversaries of the Grant Date. The Exercise Price for the stock options is $9.75 and the options will expire 10-years from the date such option vests. Mr. Wung transferred such options to purchase 15,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift on January 6, 2012. Mr. Wung does not own any stock or stock options following the termination of his employment with the Company.

On January 21, 2011 (the “Grant Date”), our former VP of Public Relations, Wei Zhang, was issued stock options to purchase a total of 75,000 shares (pre 1-5 reverse split) of common stock. The non-qualified stock option to acquire 15,000 shares of common stock vested on the Grant Date and the non-qualified stock option to acquire the additional 60,000 shares will vest in Twenty Thousand share increments beginning on the first, second and third anniversaries of the Grant Date. The Exercise Price for the stock options is $9.75 and the options will expire 10-years from the date such option vests. Mr. Zhang transferred such options to purchase 15,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift on January 6, 2012. Mr. Zhang does not own any stock or stock options following the termination of his employment with the Company.

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

As of April 30, 2013, 178,000 shares of our common stock remained available for future grants under the Incentive Plan.

Director Compensation

Directors who also serve as employees of the Company do not receive payment for services as directors. The independent directors of the Board of Directors are responsible for reviewing and making decisions regarding all matters pertaining to fees and retainers paid to Directors of the Board. The independent directors may engage consultants or advisors in connection with their compensation review and analysis. The independent directors did not engage any consultants in 2012.

In making non-employee Director’s compensation decisions, the independent directors take various factors into consideration, including, but not limited to, the responsibilities of Directors generally, as well as committee chairs, and the forms of compensation paid to directors by comparable corporations.

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its directors during the last fiscal year ended December 31, 2012.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Minhua Chen	—		—	—	—	—	—	—
Yangling Fan	—		—	—	—	—	—	—
Chunyu Ying	$6,721	(1)	—	—	—	—	—	$6,721
Fucai Huang	$6,721	(1)	—	—	—	—	—	$6,721
Michael Marks	$48,000	(1)	—	—	—	—	—	$48,000

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

A “Change in Control” shall mean the occurrence of any of the following events:

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

ii.
either (A) receipt by the company of a report on schedule 13D, or an amendment to such a report, filed with the Securities and Exchange Commission (“SEC”) pursuant to section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) disclosing that any person, group, corporation or other entity (a “Person”) is the beneficial owner, directly or indirectly, of 20% or more of the outstanding stock of the company or (B) actual knowledge by the company of facts, on the basis of which any person is required to file such a report on schedule 13D, or an amendment to such a report, with the SEC (or would be required to file such a report or amendment upon the lapse of the applicable period of time Specified in Section 13(d) Of the Exchange Act) disclosing that such a person is the beneficial owner, directly or indirectly, of 20% or more of the outstanding stock of the company;

iii.
purchase by any person (as defined in section 13 (d) of the Exchange Act), corporation or other entity, other than the company or a wholly owned subsidiary of the company, of shares pursuant to a tender or exchange offer, to acquire any stock of the company (or securities convertible into stock) for cash, securities or any other consideration provided that, after consummation of the offer, such person, group, corporation or other entity is the beneficial owner (as defined in rule 13d-3 under the Exchange Act), directly or indirectly, Of 20% or More of the Outstanding Stock of the Company (calculated as provided in paragraph (d) of Rule 13d-3 under the Exchange Act in the case of rights to acquire stock); or

iv.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 30, 2013, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by each of our directors and executive officers, and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).  As of April 30, 2013, we had a total of 3,914,580 shares of common stock outstanding.

Unless otherwise specified, the address of each of the persons set forth below is c/o China Yida Holding, Co., 28/F Yifa Building, No. 111 Wusi Road, Fuzhou, Fujian, People’s Republic of China.

Name and Address of Beneficial Owner (1)	Number of Shares and Nature of Beneficial Ownership (1)		Percent of Common Stock Outstanding
Executive Officers and Directors
Minhua Chen	1,145,196	(2)	29.25%

Yanling Fan	1,122,396		28.67%

Yongxi Lin	0		0

Chunyu Ying	0		0

Fucai Huang	0		0

Michael Marks 35226 CITIC Square 1168 Nanjing Road West Shanghai, China 200041	16,000	(3)	*

All directors and executive officers as a group (6 persons)	2,283,592		58.07%

Other 5% Shareholders
Pope Investment II, LLC (4) 5100 Poplar Avenue, Suite 805 Memphis, Tennessee 38137	921,635	(5)	23.54%

Guerrilla Capital Management, LLC (6) The Chrysler Building 405 Lexington Ave., 39th Floor New York, NY 10174	215,482	(7)	5.50%

* less than 1%.

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

(2)	Including 6,000 shares of common stock issuable upon exercise of stock options, which were transferred from George Wung and Wei Zhang as a gift on January 6, 2012.
(3)
Represents 12,000 shares of common stock issuable upon exercise of vested stock options, which were granted to Mr. Michael Marks pursuant to a non-qualified stock option agreements dated June 10, 2009 and March 17, 2011 and 4,000 restricted shares granted pursuant to a director agreement dated June 10, 2011.

(4)	William P. Wells is the managing member of Pope Investment II, LLC, acting alone, has voting and dispositive power over the shares beneficially owned by Pope Investment II, LLC.
(5)	Based on a Schedule 13G filed with the SEC by Pope Asset Management, LLC on February 14, 2013.
(6)	Peter Siris is the managing member of Guerrilla Capital Management, LLC, acting alone, as voting and dispositive power over the shares beneficially owned by Guerrilla Capital Management, LLC.
(7)	Based on a Form 13F filed with the SEC by Guerrilla Capital Management, LLC on November 14, 2012 and reflected the 1-5 reverse split.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than described below, to the best of our knowledge, there were no other related transactions with related persons in the fiscal years ended December 31, 2012 and 2011:

Rental Expense

The Company incurred rental expenses of $386,188 and $153,716 for the years ended December 31, 2012 and 2011, respectively, including $9,518 and $9,282, respectively, paid to Xin Hengji Holding Company Limited, a related party. Xin Hengji Holding Company Limited is the 100% controlling shareholder of Fujian Xin Hengji Advertising Co., Ltd. Our chairman and Chief Executive Officer, Mr. Minhua Chen, is the controlling shareholder of Xin Hengji Holding Company Limited.

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

XHJ assigned the rights of the above contract to the Company to manage the commercial air time of the TV station. Under the terms of the assignment, XHJ was responsible for paying RMB 5,000,000 ($792,000) to purchase the TV programs and is entitled to any revenue generated other than the commercial revenue. Any commercial revenue is the revenue generated from the sale of air time. The Company is responsible for paying for the air time in an amount equal to RMB 5,000,000 ($792,000), provided, however, if the Company purchased the TV programs and paid RMB 5,000,000 ($792,000) for the purchase of the TV programs, then the Company did not have to pay RMB 5,000,000 ($792,000) for the purchase of the air time. The amount paid over the air time of RMB 5,000,000 ($792,000) by the Company was the Company’s advertising costs incurred and charged as cost of sales against specific airtime segments and this will not be reimbursed by XHJ.  The above agreement expired on July 31, 2010 and was not renewed. Accordingly, after July 31, 2010, XHJ is no longer making payments to FETV. XHJ was originally a party to this agreement because at the time it was executed, August 1, 2003, China Yida and its subsidiaries were not incorporated or operating. However, after it was assigned to the Company, Fuzhou Fuyu Advertising Co., Ltd. conducted the advertising and other media activities. These activities were within the business scope of Fuyu’s business license.

In lieu of the agreement with XHJ, on July 30, 2010, Fuzhou Fuyu Advertising Co., Ltd. entered into a similar agreement with FETV, pursuant to which, FETV granted Fuyu exclusive management rights for the FETV station. This agreement is for a period of 5 years. From August 1, 2010 to July 31, 2011, Fuyu shall pay to FETV an annual payment of RMB 12,000,000 ($1,893,000). From August 1, 2011 to the end of the contract on July 31, 2015, annual payment to FETV will be increased by 20% for each year.

The revenue from FETV media business in 2011 was RMB 191.9 million ($29.7 million), and the cost associated with purchasing the programs was RMB 13.3 million ($2.1 million). There is no need to pay the contract fees to XHJ. The revenue from FETV media business in 2012 was RMB 104.1 million ($16.5 million), and the cost associated with purchasing the programs was RMB 11.4 million ($1.8 million) in 2012. XHJ no longer pays any amounts to FETV and has no income from the FETV business. XHJ, however, does generate other income from other businesses, unrelated to the listed company, including news broadcasts, education program broadcasting and English TV lectures.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board of Directors appointed KCCW Accountancy Corp. as the independent registered public accounting firm to conduct the audit of our consolidated financial statements for the 2013 fiscal year and to report on our consolidated balance sheets, statements of income and other related statements. KCCW Accountancy Corp. has served as our independent registered public accounting firm since April 13, 2012. The Audit Committee Charter includes the procedures for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and audit-related fees paid to the auditors with respect to the 2012 fiscal year were pre-approved by the Audit Committee of the Board of Directors.

Friedman LLP served as our independent auditors for the year ended December 31, 2011. The Audit Committee pre-approves all services performed by our principal auditor.

Fees and Services

The following table shows the fees that were billed for the audit and other services provided by KCCW Accountancy Corp. and Friedman LLP for the years ended December 31, 2012 and 2011.

	Fiscal 2012	Fiscal 2011
Audit Fees	$120,000	$211,500
Audit Related Fees	—	—
Tax Fees	5,000	23,000
All Other Fees	—	—
Total	$125,000	$234,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

* Filed herewith. All other exhibits have been filed with the Original Report filed with the SEC on March 25, 2013.
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

CHINA YIDA HOLDING, CO.

Date: April 30, 2013	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Minhua Chen	Chief Executive Officer, President and Chairman	April 30, 2013
Minhua Chen	(Principal Executive Officer)

/s/ Yongxi Lin	Chief Financial Officer	April 30, 2013
Yongxi Lin	(Principal Financial Officer; Principal Accounting Officer)

/s/ Yanling Fan	Chief Operating Officer, Secretary and Director	April 30, 2013
Yanling Fan

/s/ Michael Marks	Director	April 30, 2013
Michael Marks

/s/ Fucai Huang	Director	April 30, 2013
Fucai Huang

/s/ Chunyu Yin	Director	April 30, 2013
Chunyu Yin