Form 10-Q
period 2013-03-31
CHINA YIDA HOLDING, CO.
filed 2013-05-14
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 14, 2013
Common stock, $.001 par value	3,914,580

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	F-2
Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013 and 2012	F-3
Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	F-4
Notes to the Consolidated Financial Statements	F-5 - F-24

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$9,458,701	$6,572,995
Accounts receivable	245,921	179,699
Other receivables, net	309,687	176,548
Advances and prepayments	2,982,964	1,824,420
Prepayment - current portion	459,279	397,690
Total current assets	13,456,552	9,151,352

Property and equipment, net	142,476,641	142,928,290
Construction in progress	45,412,279	-
Intangible assets, net	61,387,110	61,638,361
Long-term prepayments	5,669,871	5,061,734
Total assets	$268,402,453	$218,779,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,595,762	$1,586,294
Long-term debt, current portion	7,886,254	6,808,376
Accounts payable	28,839	48,798
Current obligation under airtime rights commitment	885,133	1,545,582
Accrued expenses and other payables	1,174,081	1,101,228
Due to related parties	638,305	-
Taxes payable	15,943	312,464
Total current liabilities	12,224,317	11,402,742

Long-term debt	99,440,116	48,643,945
Total liabilities	111,664,433	60,046,687

Commitments and contingencies

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	14,771,444	13,791,374
Retained earnings	84,521,278	87,435,678
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	151,009,672	152,944,002
Non-controlling interest	5,728,348	5,789,048
Total equity	156,738,020	158,733,050
Total liabilities and equity	$268,402,453	$218,779,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended March 31,
	2013	2012
Net revenue
Advertisement	$1,599,811	$6,194,519
Tourism	2,098,237	1,536,190

Total net revenue	3,698,048	7,730,709

Cost of revenue
Advertisement	919,144	1,559,000
Tourism	1,469,626	1,267,593

Total cost of revenue	2,388,770	2,826,593

Gross profit	1,309,278	4,904,116

Operating expenses
Selling expenses	2,391,508	1,142,965
General and administrative expenses	1,662,661	1,279,748

Total operating expenses	4,054,169	2,422,713

(Loss) Income from operations	(2,744,891)	2,481,403

Other income (expense)
Other expense, net	(48,013)	(38,709)
Interest income	10,175	6,714
Interest expense	(23,597)	(64,260)

Total other expenses	(61,434)	(96,255)

(Loss) Income before income tax and non-controlling interest	(2,806,325)	2,385,148

Less: Provision for income tax	130,926	1,286,188

Net (loss) income	(2,937,251)	1,098,960

Net loss attributed to non-controlling interest	22,851	67,303

Net (loss) income attributable to China Yida Holding Co.	$(2,914,400)	$1,166,263

Net (loss) income	$(2,937,251)	$1,098,960

Other comprehensive income
Foreign currency translation gain	1,359,722	1,150,317

Comprehensive (loss) income	(1,577,529)	2,249,277

Comprehensive loss attributable to non-controlling interest	60,700	22,666

Comprehensive (loss) income attributable to China Yida Holding Co.	$(1,516,829)	$2,271,943

(Losses) Earnings per share
- Basic	$(0.74)	$0.30
- Diluted	$(0.74)	$0.30

Weighted average shares outstanding
- Basic	3,914,580	3,910,357
- Diluted	3,914,580	3,910,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,937,251)	$1,098,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,463,033	1,035,896
Amortization	618,101	616,069
Stock based compensation	-	18,250
Deferred tax expense	-	130,871
Amortization of financing costs	55,655	49,340
Changes in operating assets and liabilities:
Accounts receivable	(65,043)	(90,210)
Other receivables, net	(131,869)	(1,043,985)
Advances and prepayments	(1,145,772)	25,882
Accounts payable	(20,217)	(18,438)
Accrued expenses and other payables	66,210	(39,282)
Taxes payable	(297,896)	4,556
Net cash (used in) provided by operating activities	(2,395,049)	1,787,909

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(160,508)	(129,857)
Additions to Construction in progress	(45,337,760)	(2,539,415)
Additions to intangible asset	-	(1,441,611)
Increase in refundable deposits – land use rights	-	(3,065,788)
Increase in long-term prepayments for acquisition of property, equipment and land use rights	(691,752)	(485,074)
Net cash used in investing activities	(46,190,020)	(7,661,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	(668,574)	(552,047)
Deferred financing costs	-	(675,813)
Proceeds from long-term loans	52,573,723	6,113,440
Repayment of long-term loans	(1,115,200)	(595,465)
Proceeds from loans from related parties	637,257	-
Net cash provided by financing activities	51,427,206	4,290,115

EFFECT OF EXCHANGE RATE CHANGES ON CASH	43,569	40,311

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,885,706	(1,543,410)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,572,995	5,684,847
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$9,458,701	$4,141,437
	9,458,701	4,141,437
SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Capitalized interest in construction in progress	$1,625,100	$610,903
Transfer from advances and prepayments to intangible assets	$-	$9,558,997

Cash paid during the period for:
Income tax	$389,114	$1,183,552
Interest	$1,625,100	$610,903

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

The unaudited consolidated financial statements of China Yida Holding, Co. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

a. Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The functional currency is the Chinese Renminbi, however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Fujian Yida, Tulou, Anhui Yida, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Bengbu Yida, Zhangshu Development, Zhangshu Investment, Bengbu Investment,  Yida Arts and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation

Consolidation of Variable Interest Entities

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2013	December 31, 2012
Total current assets *	$11,945,597	$12,317,151
Total assets	$11,953,098	$12,324,608
Total current liabilities #	$10,587,209	$10,829,647
Total liabilities	$10,587,209	$10,829,647

* Including intercompany receivables of $11,940,552 and $12,312,288 as at March 31, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

# Including intercompany payables of $10,541,606 and $10,785,266 as at March 31, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2013 and December 31, 2012, the Company has uninsured deposits in banks of approximately $9,447,000 and $6,501,000.

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

h. Intangible assets

Intangible assets consist of acquisition of management right of tourist resort, commercial airtime rights and land use rights for tourism resorts.  They are amortized on the straight line basis over their respective lease periods. The lease period of management right, commercial airtime rights, and land use rights is 30 years, 3 years, and 40 years, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2013 and December 31, 2012.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the three months ended March 31, 2013

	Fujian Jintai	Tulou
Gross receipts	$547,220	$184,674

Profit sharing costs	80,540	-
Nature resource compensation expenses	44,711	17,178
Total paid to the local governments	125,251	17,178

Net receipts	$421,969	$167,496

For the three months ended March 31, 2012

	Fujian Jintai	Tulou
Gross receipts	$525,697	$522,650

Profit sharing costs	76,766	-
Nature resource compensation expenses	43,093	60,615
Total paid to the local governments	119,859	60,615

Net receipts	$405,838	$462,035

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2013 and 2012 were $247,380 and $152,822, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $76,210 and $53,506 for the three months ended March 31, 2013 and 2012, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of March 31, 2013 and December 31, 2012.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of March 31, 2013, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

u. Reclassification

Certain reclassifications have been made to the 2012 consolidated financial statements to conform to the 2013 consolidated financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

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

The Company does not believe any other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-05 , if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	March 31, 2013	December 31, 2012

Refundable deposits – Tulou Sales Center	$79,788	$79,315
Ticket revenue deposited in special treasury account assigned by government	104,091	-
Other	146,806	118,107
	330,685	197,422
Less: Allowance	(20,998)	(20,874)
	$309,687	$176,548

As of March 31, 2013 and December 31, 2012, the ticket revenue collected by Fujian Jintai of $104,091 and $0 were deposited in the special treasury account assigned by government according to the tourism management revenue sharing agreement between Fujian Jintai and Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) in 2001 (See Note 15) and usually they are collectible within 30 days after profit sharing process is completed by the government.

4.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	March 31, 2013	December 31, 2012
Advance payments related to land use rights	$898,595	$829,812
Advance payments related to hotel facilities of Yunding resort	1,137,721	793,492
Advance payments related to construction cost of Emperor Ming Taizu Cultural and Ecological Resort	580,826	-
Advance payments related to construction cost of Great Golden Lake	55,804	55,473
Other	313,162	148,768
	2,986,108	1,827,545
Less: Allowance	(3,144)	(3,125)
	$2,982,964	$1,824,420

As of March 31, 2013, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai province of $786,072 (RMB4.9million) for the acquisition of land use rights. Fenyi Yida made advance payment of $112,523 (RMB0.7 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province.

As of March 31, 2013 and December 31, 2012, Advance payments related to hotel facilities of Yunding resort were $1,137,721 and $793,492.

As of March 31, 2013 and December 31, 2012, Advance payments related to construction cost of Emperor Ming Taizu Cultural and Ecological Resort were $580,826 and $0.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011

Buildings, Improvements and Attractions	$153,374,916	$152,459,176
Electronic Equipment	871,389	743,362
Transportation Equipment	2,632,418	2,585,646
Office Furniture	77,194	76,737
	156,955,917	155,864,921
Less: Accumulated Depreciation	(14,479,276)	(12,936,631)
Property and equipment, net	$142,476,641	$142,928,290

Depreciation expense for the three months ended March 31, 2013 and 2012 were $1,463,033 and $1,035,896 respectively.

6.	CONSTRUCTION IN PROGRESS

The construction in progress consists of the projects related to the construction of the following:

	March 31, 2013	December 31, 2012

China Yang-sheng Paradise	45,412,279	-
	$45,412,279	$-

The construction in progress mainly related to the construction of new tourist resorts which the Company has developed. As of March 31, 2013, China Yang-sheng Paradise had been built for 6 months. The amount of capitalized interest included in construction in progress for the three months ended March 31, 2013 and 2012 amounted to $1,625,100 and $610,903, respectively.

Construction in progress of $0 and $0 were transferred to property and equipment during the three months ended March 31, 2013 and 2012, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2013	December 31, 2012

Management right of tourist resort	$5,585,167	$5,552,031
Commercial airtime rights	6,713,037	6,673,210
Land use right	57,359,601	57,019,303
	69,657,805	69,244,544
Accumulated amortization	(8,270,695)	(7,606,183)
Intangible assets, net	$61,387,110	$61,638,361

Commercial airtime rights

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $159,576 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011. The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $191,491 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $229,790 (RMB1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,713,037 (RMB42,067,917) as commercial airtime rights as an intangible asset, $6,970,287 (RMB43,680,000) as an obligation under airtime rights commitment, and $257,250 (RMB1,612,083) as deferred interest at inception (See Note 10).

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INTANGIBLE ASSETS, NET(CONTINUED)

Land use right

For the three months ended March 31, 2013 and 2012, amortization expense amounted to $618,101 and $616,069, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,	Amounts
2014	$984,297
2015	238,404
2016	238,404
2017	238,404
2018	238,404
Thereafter	59,449,197
$61,387,110

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2013	December 31, 2012

Prepayments for project planning, assessments and consultation fees	$3,998,860	$3,594,900
Deferred financing costs	880,065	927,540
Others	790,946	539,294
	$5,669,871	$5,061,734

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Anhui province and Jiangxi province.

For the three months ended March 31, 2013, the Company paid approximately $319,152(RMB 2.0 million) of fees to Yongtai County People’s Government based on the Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park (see Note 15), and amortize this prepayment over the remaining life of the cooperative development.

As of December 31, 2012, the Company paid approximately $675,800 (RMB 4.3 million) to obtain additional debts used to construct various resort projects.  These fees are deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of March 31,	Amounts
2014	$264,018
2015	212,042
2016	212,042
2017	212,042
2018	212,042
Thereafter	31,897
Total minimum payments	$1,144,083
Current portion recorded under prepayments – current portion	(264,018)

Long term portion	$880,065

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	March 31, 2013	December 31, 2012

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.4% per annum, due August 16, 2013, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd.	$1,595,762	$1,586,294
Total	$1,595,762	$1,586,294

The Company borrowed the loan of $1,595,762 (RMB 10 million) in August 2012 from Fujian Haixia Bank and the due date to be August 16, 2013, with the interest rate at 8.4%.

Interest expense for the three months ended March 31, 2013 and 2012 amounted to $33,456 and $22,118, respectively. The interest expense for the three months ended March 31, 2013 and 2012 of $33,456 and $22,118, respectively was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:
	March 31, 2013	December 31, 2012

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$52,660,135	$23,794,416

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (b))	11,899,823	11,829,224

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (c))	9,255,417	9,676,396

Loan from China Minsheng Banking Corp, Ltd , interest rate at 12.50 % per annum, final installment due March 6, 2015, secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (d))	23,936,425	-

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	9,574,570	10,152,285
	107,326,370	55,452,321
Less: current portion	(7,886,254)	(6,808,376)
Total	$99,440,116	$48,643,945

Note:

(a)
$7,978,808 (RMB 50,000,000), $7,978,808 (RMB 50,000,000), $12,766,093 (RMB 80,000,000) and $23,936,425 (RMB 150,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019 and 2020 respectively.

(b)
$1,981,936 (RMB 12,420,000) will be due in each twelve-month period as of March 31, 2014, 2015, 2016, 2017 and 2018 respectively, and $1,990,144 (RMB 12,480,000) will be due in the twelve-month period as of March 31, 2019. In November 2011 and in March 2012, $478,728 and $223,327 of financing costs were paid in connection with this loan and subject to amortization, with $313,453 and $153,537 recorded in Long-Term Prepayments as of March 31, 2013, respectively.

(c)
$1,755,338 (RMB 11,000,000), $1,914,914 (RMB 12,000,000), $2,234,066 (RMB 14,000,000), $2,393,642 (RMB 15,000,000), and $957,457 (RMB 6,000,000) will be due in each twelve-month period as of March 31, 2014, 2015, 2016, 2017 and 2018, respectively..  In January 2011 and in March 2012, $388,089 and $382,983 of financing costs were paid in connection with this loan and subject to amortization, with $207,905 and $205,169 recorded in Long-Term Prepayments as of March 31, 2013, respectively.

(d)	$23,936,425 (RMB 150,000,000) will be due in twelve-month period as of March 31, 2015.
(e)	$4,148,980 (RMB 26,000,000) and $5,425,590 (RMB 34,000,000) will be due in each twelve-month period as of March 31, 2014 and 2015, respectively.

Interest expense for the three months ended March 31, 2013 and 2012 amounted to $1,591,644 and $588,785, respectively. The interest expense for the three months ended March 31, 2013 and 2012 of $1,591,644 and $588,785, respectively was capitalized as part of construction in progress.

10.	OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See Note 7) consists of the following:

Due as of March 31, 2014	$919,159
Less: Deferred interest	(34,026)
$885,133

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31, 2013	December 31, 2012

Unearned revenue	$13,105	$24,795
Accrued payroll	474,119	381,995
Welfare payables	12,963	12,886
Other	673,894	681,552
	$1,174,081	$1,101,228

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

12.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company was 35% for the each of the three months ended March 31, 2013 and 2012. Net operating loss at March 31, 2013, which can be used to offset future taxable income, was approximately $3,345,500. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary was 16.5% for each of the three months ended March 31, 2013 and 2012.

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

Provision for income tax consists of the following:

	For The three months Ended March 31,
	2013	2012

Current
USA	$-	$-
China	130,926	1,155,317
	130,926	1,155,317

Deferred
USA
Deferred tax asset for NOL carry forwards	29,135	67,936
Valuation allowance	(29,135)	(67,936)
	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	-
Allowance for doubtful accounts for other receivables	-	-
Net deferred income tax liabilities under current liabilities	-	-

Non current portion
Deferred tax asset for NOL carry forwards	840,594	658,559
Temporary difference from airtime rights expenses	-	104,078
Temporary difference from capitalized interest	-	26,793
Valuation allowance	(840,594)	(658,559)
Net deferred income tax assets under non current assets	-	130,871

Net deferred income tax expenses	-	130,871

Provision for income tax	$130,926	$1,286,188

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

The change in total allowance for the three months ended March 31, 2013 and 2012 was an increase of $869,729 and $726,495, respectively.

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

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 4,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 4,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of March 31, 2013 and December 31, 2012 was approximately $0 and $18,250, respectively. On May 24, 2012, the 4,000 restricted shares were issued.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2012	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of March 31, 2013	18,000

For the three months ended March 31, 2013 and 2012, the Company recognized approximately $0 and $18,250, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida had not commenced operations as of December 31, 2012.  Non-controlling interest consisted of the following:

	March 31, 2013	December 31, 2012

Beginning balance	$5,789,048	$6,064,267
Net loss attributed to non-controlling interest	(22,851)	(327,683)
Other comprehensive income attributable to non-controlling interest	(37,849)	52,464
	5,728,348	5,789,048
Add: Repayment from non-controlling interest	-	-
Ending balance	$5,728,348	$5,789,048

15.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of March 31,	Amounts
2014	$286,518
2015	275,095
2016	267,607
2017	273,400
2018	264,537
Thereafter	12,418,069
Total minimum payments	$13,785,226

The Company incurred rental expenses of $92,327 and $88,225 for the three months ended March 31, 2013 and 2012, respectively, including $2,390 and $2,382, respectively, paid to Xin Hengji Holding Company Limited, a related party.

2) Capital commitments

China Yang-sheng Paradise

As of March 31, 2013, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $68,241,200 (RMB 427.64 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $45,412,300 (RMB 284.58 million), including capitalized interest. As of March 31, 2013, China Yang-sheng Paradise had been built for 6 months. The remaining will be completed and paid for by the end of 2013.

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

The Company paid approximately $80,540 and $76,766 to the Taining government for the three months ended March 31, 2013 and 2012, respectively, and recorded as cost of revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(4) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $44,711 and $43,093 to the Taining government for the three months ended March 31, 2013 and 2012, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $17,178 and $60,615 to the Hua’an government for the three months ended March 31, 2013 and 2012, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of March 31, 2013, the Company has paid to the Yongtai County local government 5 million RMB, or $0.80 million.

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

	For The Three Months Ended March 31,
	2013	2012
BASIC
Numerator for basic earnings per share attributable to the Company’s common stockholders:
Net income used in computing basic earnings per share	$(2,914,400)	$1,166,263

Basic earnings per share	$(0.74)	$0.30

Basic weighted average shares outstanding	3,914,580	3,910,357

	For The Three Months Ended March 31,
	2013	2012
DILUTED
Numerator for diluted earnings per share attributable to the Company’s common stockholders:
Net income used in computing diluted earnings per share	$(2,914,400)	$1,166,263

Diluted earnings per share	$(0.74)	$0.30

Weighted average outstanding shares of common stock	3,914,580	3,910,357
Warrants	-	-
Options	-	-
Diluted weighted average shares outstanding	3,914,580	3,910,357

Potential common shares outstanding as of March 31:
Warrants outstanding	-	-
Options outstanding	18,000	18,000

For the three months ended March 31, 2013 and 2012, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

17.	RELATED PARTY TRANSACTIONS

Due to related parties

As of March 31, 2013 and December 31, 2012, the Company had $638,305 (or RMB 4,000,000) and $0 due to a related party, Anhui Xingguang Investment Group Ltd., the non-controlling shareholder of Anhui Yida, respectively. Those advances as of March 31, 2013 are unsecured, bore no interest and no due date is specified.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

18.	BUSINESS SEGMENTS

During the three months ended March 31, 2013 and 2012, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

For The Three Months Ended March 31,
	2013	2012

Revenues:
Advertisement	$1,599,811	$6,194,519
Tourism	2,098,237	1,536,190
Total	$3,698,048	$7,730,709

Operating income (loss):
Advertisement	$519,239	$4,473,703
Tourism	(3,181,310)	(1,784,740)
Other	(82,820)	(207,560)
Total	$(2,744,891)	$2,481,403

Net income (loss):
Advertisement	$365,083	$3,169,670
Tourism	(3,219,090)	(1,862,640)
Other	(83,244)	(208,070)
Total	$(2,937,251)	$1,098,960

Capital expenditure:
Advertisement	$-	$-
Tourism	45,498,268	2,669,272
Total	$45,498,268	$2,669,272

Intangible assets:	March 31, 2013	December 31, 2012
Advertisement	$745,893	$1,297,569
Tourism	60,641,217	60,340,792
Total	$61,387,110	$61,638,361

Identifiable assets:
Advertisement	$866,701	$1,692,232
Tourism	267,524,095	217,015,604
Others	11,657	71,901
	$268,402,453	$218,779,737

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 25, 2013 (the “Annual Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We were formed on June 4, 1999 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On November 19, 2007, we consummated the acquisition of Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Minhua Chen, Yanling Fan, Xinchen Zhang, Extra Profit International Limited, and Lucky Glory International Limited, received newly issued shares of our common stock.

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

We expect our tourism business to be our primary source of revenue over the next few years. Although Ming Dynasty, Yang-Sheng Paradise, and City of Caves are not yet operating, we expect them to be opened by the 3rd quarter of 2013 and to start generating revenue by the 4th quarter of 2013. Also, we expect Yunding to continue to grow and Great Golden Lake to recover completely from the flooding.

Results of Operations

Results of Operations for the three months ended March 31, 2013 and 2012

The Company is organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the three months ended March 31, 2013 and 2012:

				Increase/
(All amounts, other than	For The Three Months Ended March 31,		Increase/	(Decrease)
percentage, in U.S.			(Decrease)	Percentage
Dollar)	2013	2012	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$1,599,811	$6,194,519	$(4,594,708)	(74.17)
Tourism	2,098,237	1,536,190	562,047	36.59
Total net revenue	3,698,048	7,730,709	(4,032,661)	(52.16)

Cost of revenue
Advertisement	919,144	1,559,000	(639,856)	(41.04)
Tourism	1,469,626	1,267,593	202,033	15.94
Total cost of revenue	2,388,770	2,826,593	(437,823)	(15.49)

Gross profit	1,309,278	4,904,116	(3,594,838)	(73.30)

Selling expenses	2,391,508	1,142,965	1,248,543	109.24
General and administrative expenses	1,662,661	1,279,748	382,913	29.92
Income from operations	(2,744,891)	2,481,403	(5,226,294)	(210.62)
Other expense, net	(48,013)	(38,709)	(9,304)	24.04
Interest income	10,175	6,714	3,461	51.55
Interest expense	(23,597)	(64,260)	40,663	(63.28)
Less: Provision for income tax	130,926	1,286,188	(1,155,262)	(89.82)
Net income	(2,937,251)	1,098,960	(4,036,211)	(367.28)
Net loss attributable to non-controlling interest	22,851	67,303	(44,452)	(66.05)
Net income attributable to China Yida Holding Co.	$(2,914,400)	$1,166,263	$(4,080,663)	(349.89)

Net Revenue

Net revenue decreased by approximately $4.03 million or approximately 52.16%, from approximately $7.73 million for the three months ended March 31, 2012 to approximately $3.7 million for the three months ended March 31, 2013. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement.

Advertisement

Advertisement revenue decreased by approximately $4.6 million or approximately 74.17%, from approximately $6.2 million for the three months ended March 31, 2012 to approximately $1.6 million for the three months ended March 31, 2013.

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

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $47,873 or RMB 300,000 to Railway Media Center for the first three years and approximately $55,852 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.06 million from the “Journey through China on the Train” program for the three months ended March 31, 2013 as compared to approximately $0.14 million for the three months ended March 31, 2012.

During this period, advertisement revenue from FETV also has experienced a decrease of 74.51% from $6.05 million to $1.54 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. The new restricting content of TV advertising included shopping programs, mini ads and certain medical advertisements. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fujian Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism

Tourism revenue increased by approximately $0.56 million or approximately 36.59% from approximately $1.54 million for the three months ended March 31, 2012 to approximately $2.1 million for the three months ended March 31, 2013, including approximately $0.55 million from Great Golden Lake resort, $1.37 million from Yunding Park, and $0.18 million from Hua’an Tulou. The primary resources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists.

Cost of Revenue

Cost of revenues decreased by approximately $0.44 million or approximately 15.49%, from approximately $2.83 million for the three months ended March 31, 2012 to approximately $2.39 million for the three months ended March 31, 2013. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $0.64 million or approximately 41.04%, from approximately $1.56 million for the three months ended March 31, 2012 to approximately $0.92 million for the three months ended March 31, 2013. The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $0.2 million or approximately 15.94%, from approximately $1.27 million for the three months ended March 31, 2012 to approximately $1.47 million for the three months ended March 31, 2013. The increase was primarily due to the increase in depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $3.59 million, or approximately 73.3%, from approximately $4.9 million for the three months ended March 31, 2012 to approximately $1.31 million for the three months ended March 31, 2013. Our gross profit margin was approximately 35.4% for the three months ended March 31, 2013, compared to approximately 63.44% for the three months ended March 31, 2012, representing a decrease of approximately 28 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $3.95 million, or approximately 85.32%, from approximately $4.64 million for the three months ended March 31, 2012 to approximately $0.68 million for the three months ended March 31, 2013. Gross profit margin from advertisement was approximately 42.55% for the three months ended March 31, 2013, compared to approximately 74.83% for the three months ended March 31, 2012. This decrease was primarily attributable to the instability of revenue generated from the railway media broadcasts during the three months ended March 31, 2013, as compared with that of the three months ended March 31, 2012 and that the fixed costs associated with FETV’s commercial airtime remained constant.

Tourism

Gross profit from tourism increased by approximately $0.36 million, or approximately 134.03%, from approximately $0.27 million for the three months ended March 31, 2012 to approximately $0.63 million for the three months ended March 31, 2013. Gross profit margin from tourism was approximately 29.96% for the three months ended March 31, 2013, compared to approximately 17.48% for the three months ended March 31, 2012. The increase of gross profit margin was primarily attributable to the significant revenue increase at Yunding Park which offset the decrease of the revenue of Tulou.

Selling Expenses

Selling expenses were approximately $2.39 million for the three months ended March 31, 2013, compared to approximately $1.14 million for the three months ended March 31, 2012, which represents an increase of approximately $1.25 million, or approximately 109.24%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park during the three months ended March 31, 2013.

General and Administrative Expenses

General and administrative expenses were approximately $1.66 million for the three months ended March 31, 2013, compared to approximately $1.28 million for the three months ended March 31, 2012, which represents an increase of approximately $0.38 million, or approximately 29.92%. This increase was due to the increase of administrative expenses for the operation of new tourism destinations.

Income Tax

Income tax was approximately $0.13 million for the three months ended March 31, 2013, representing a decrease of approximately $1.16 million or approximately 89.82%, compared to the approximately $1.29 million income tax for the three months ended March 31, 2012. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease in the railway media revenue for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012.  The provision for income tax for the three months ended March 31, 2013 was mainly derived from the net income before tax of the advertisement segment.

Net Income

As a result of the above factors, we have net loss of approximately $2.91 million for the three months ended March 31, 2013 as compared to net income of approximately $1.17 million for the three months ended March 31, 2012, representing a decrease of approximately $4.08 million or approximately 349.89%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease of the railway media revenue for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity the three months ended March 31, 2013, include cash from operations and proceeds from long-term loans.

As of March 31, 2013, we had cash and cash equivalents of approximately $9.46 million as compared to approximately $6.57 million as of December 31, 2012, representing an increase of $2.89 million. Our principal sources of liquidity during the three months ended March 31, 2013 include cash from operations and proceeds from loans.  Net proceeds from long-term loans for the three months ended March 31, 2013 and 2012 were approximately $51.46 million and $5.52 million, respectively.

As of March 31, 2013, our working capital was approximately $1.23 million, compared to the working capital deficit of approximately $2.25 million as of December 31, 2012.

The following table sets forth a summary of our cash flows for the years indicated:

	For the Three Months Ended March 31,
	2013	2012

Net cash provided by (used in) operating activities	$(2,395,049)	$1,787,909
Net cash used in investing activities	$(46,190,020)	$(7,661,745)
Net cash provided by financing activities	$51,427,206	$4,290,115

Net cash used in operating activities was approximately $2.4 million for the three months ended March 31, 2013, compared to net cash provided by operating activities of approximately $1.8 million for the three months ended March 31, 2012.  The decrease of $4.2 million was primarily due to the net loss of $2.94 million for the three months ended March 31, 2013 as compared to the net income of $1.1 million for the three months ended March 31, 2012.

Net cash used in investing activities was approximately $46.19 million for the three months ended March 31, 2013, compared to approximately $7.66 million for the three months ended March 31, 2012.  The increase of $38.53 million in net cash used in investing activities was primarily due to the increase in the construction cost related to China Yang-sheng Paradise.

Net cash provided by financing activities amounted to approximately $51.43 million for the three months ended March 31, 2013, compared to approximately $4.29 million for the three months ended March 31, 2012, representing an increase of approximately $47.14 million.  The increase in net cash provided by financing activities was mainly because of the higher amount of bank loans obtained during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Bank loans

As of March 31, 2013, the Company had six bank loans from three institutional lenders for the development of the tourism destinations.

1.
A loan for approximately $1.6 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.4% per annum, and is due August 16, 2013.  It is guaranteed by Fujian Jintai Tourism Development Co. Ltd. and Yida Travel Service Co., Ltd.

2.
A loan for approximately $52.66 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $7,978,808 (RMB 50,000,000), $7,978,808 (RMB 50,000,000), $12,766,093 (RMB 80,000,000) and $23,936,425 (RMB 150,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019 and 2020 respectively. It is secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors.

3.
A loan for approximately $11.9 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $1,981,936 (RMB 12,420,000) will be due in each twelve-month period as of March 31, 2014, 2015, 2016, 2017 and 2018 respectively and $1,990,144 (RMB 12,480,000) will be due in the twelve-month period as of March 31, 2019. It is collateralized by the right to collect ticket sales at the Great Golden Lake.

4.
A loan for approximately $9.26 million from Industrial and Commercial Bank of China Limited.  It bears interest at 6.40% per annum. $1,755,338 (RMB 11,000,000), $1,914,914 (RMB 12,000,000), $2,234,066 (RMB 14,000,000), $2,393,642 (RMB 15,000,000), and $957,457 (RMB 6,000,000) will be due in each twelve-month period as of March 31, 2014, 2015, 2016, 2017 and 2018 respectively. It is secured by credit guarantee of Fujian Jintai and the right to collect ticket sales at Yunding Park as additional collateral.

5.
A Loan for approximately $23.94 million from China Minsheng Banking Corp, Ltd. The loan bears interest rate at 12.50% per annum. $23,936,425 (RMB 150,000,000) will be due in twelve-month period as of March 31, 2015. It is secured by secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral.

6.
A loan for approximately $9.57 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 11.97% per annum. $4,148,980 (RMB 26,000,000) and $5,425,590 (RMB 34,000,000) will be due in each twelve-month period as of March 31, 2014 and 2015, respectively. It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the coming 12 months, we have approximately $9.48 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange capitals or funds for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of March 31, 2013:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$108,922,132	$9,482,016	$37,474,867	$23,272,587	$38,692,662
Operating Lease Obligations	13,785,226	286,518	542,702	537,937	12,418,069
Obligation under airtime rights	885,133	885,133	-	-	-
Total	$123,592,491	$10,653,667	$38,017,569	$23,810,524	$51,110,731

Capital commitments

China Yang-sheng Paradise

As of March 31, 2013, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $68,241,200 (RMB 427.64 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $45,412,300 (RMB 284.58 million), including capitalized interest.  As of March 31, 2013, China Yang-sheng Paradise had been built for 6 months. The remaining will be completed and paid for by the end of 2013.

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

The Company paid approximately $80,540 and $76,766 to the Taining government for the three months ended March 31, 2013 and 2012, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $44,711 and $43,093 to the Taining government for the three months ended March 31, 2013 and 2012, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $17,178 and $60,615 to the Hua’an government for the three months ended March 31, 2013 and 2012, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of March 31, 2013, the Company has paid to the Yongtai County local government 5 million RMB, or $0.80 million.

2013-2014 Outlook

In 2013, we will continue constructing and developing the three new tourism projects, the Ming Dynasty Entertainment World in Bengbu City, Anhui province, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside of Fujian province and throughout China. The construction was in line with our schedule. We expect to complete the first phase construction of these three new projects and open them to the public by 3rd quarter of 2013. In 2012, we had completed Yunding Park’s second phase of construction. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. From May to July 2012, we further established five new wholly-owned subsidiaries, including Zhangshu (Yida) Real Estate Development Co., Ltd., Bengbu (Yida) Real Estate Development Co., Ltd., Zhangshu (Yida) Investment Co., Ltd., Fenyi (Yida) Property Development Co., Ltd., Bengbu (Yida) Investment Co., Ltd., the primary business focus of which will be in tourism-related real estate investment, project management, and consulting in China. On July 30, 2012, we established Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd., the primary business focus of which will be to operate Yunding performance and show events. Over the next few years, we will mainly focus on developing our six tourist destinations.

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

In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the  Annual Report.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2013	December 31, 2012
Total current assets *	$11,945,597	$12,317,151
Total assets	$11,953,098	$12,324,608
Total current liabilities #	$10,587,209	$10,829,647
Total liabilities	$10,587,209	$10,829,647

* Including intercompany receivables of $11,940,552 and $12,312,288 as at March 31, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

# Including intercompany payables of $10,541,606 and $10,785,266 as at March 31, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2013 and December 31, 2012.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the three months ended March 31, 2013
	Fujian Jintai	Tulou

Gross receipts	$547,220	$184,674

Profit sharing costs	80,540	-
Nature resource compensation expenses	44,711	17,178
Total paid to the local governments	125,251	17,178

Net receipts	$421,969	$167,496

For the three months ended March 31, 2012
	Fujian Jintai	Tulou

Gross receipts	$525,697	$522,650

Profit sharing costs	76,766	-
Nature resource compensation expenses	43,093	60,615
Total paid to the local governments	119,859	60,615

Net receipts	$405,838	$462,035

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of March 31, 2013 and December 31, 2012.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The Company does not believe any other recently issued but not yet effective accounting standards from ASU 2013-03 to ASU 2013-05 , if currently adopted, would have a material effect of the consolidated financial position, results of operation and cash flows.

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

Item 4. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following reason:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There has been no material change to our risk factors from those presented in our Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) *
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
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

CHINA YIDA HOLDING, CO.

Date: May 14, 2013	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)