Form 10-Q
period 2013-06-30
CHINA YIDA HOLDING, CO.
filed 2013-08-14
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 001-34567

CHINA YIDA HOLDING, CO.
(Exact name of registrant as specified in its charter)

Delaware	50-0027826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28/F Yifa Building, No. 111 Wusi Road Fuzhou, Fujian, P. R. China	350003
(Address of principal executive offices)	(Zip Code)

+ 86 (591) 28082230
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 7, 2013
Common stock, $.001 par value	3,914,580

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “our Company,” or “the Company” are to the combined business of China Yida Holding, Co. and its subsidiaries.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	F-2

Consolidated Statements of Income and Comprehensive Income for the six months and three months ended June 30, 2013 and 2012	F-3

Consolidated Statements of Cash Flows for the six months and three months ended June 30, 2013 and 2012	F-4

Notes to the Consolidated Financial Statements	F-5 - F-25

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,961,576	$5,658,319
Accounts receivable	498,975	179,699
Other receivables, net	544,180	154,657
Advances and prepayments	3,221,964	1,821,279
Prepayment - current portion	473,489	397,690
Current assets of discontinued operations	-	939,708
Total current assets	7,700,184	9,151,352

Property and equipment, net	143,332,083	142,847,661
Construction in progress	46,099,363	-
Intangible assets, net	51,281,876	51,448,730
Long-term prepayments	3,670,803	3,052,731
Non-current assets of discontinued operations	-	12,279,263
Total assets	$252,084,309	$218,779,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,619,905	$1,586,294
Long-term debt, current portion	6,871,639	6,808,376
Accounts payable	31,382	48,798
Current obligation under airtime rights commitment	218,719	1,545,582
Accrued expenses and other payables	1,078,387	766,816
Due to related parties	1,302,270	-
Taxes payable	-	311,306
Current liabilities of discontinued operations	-	335,570
Total current liabilities	11,122,302	11,402,742

Long-term debt	90,866,511	48,643,945
Total liabilities	101,988,813	60,046,687

Commitments and contingencies

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	16,971,699	13,791,374
Retained earnings	81,406,847	87,435,678
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	150,095,496	152,944,002
Non-controlling interest	-	5,789,048
Total equity	150,095,496	158,733,050
Total liabilities and equity	$252,084,309	$218,779,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net revenue
Advertisement	$2,581,410	$10,957,060	$981,599	$4,762,541
Tourism	6,140,564	4,188,339	4,042,327	2,652,149

Total net revenue	8,721,974	15,145,399	5,023,926	7,414,690

Cost of revenue
Advertisement	1,766,983	2,990,408	847,839	1,431,408
Tourism	3,152,029	2,759,334	1,682,403	1,491,741

Total cost of revenue	4,919,011	5,749,742	2,530,241	2,923,149

Gross profit	3,802,962	9,395,657	2,493,684	4,491,541

Operating expenses
Selling expenses	4,965,717	2,647,120	2,574,209	1,504,155
General and administrative expenses	3,011,374	2,091,284	1,406,653	980,367

Total operating expenses	7,977,091	4,738,404	3,980,862	2,484,522

(Loss) Income from operations	(4,174,129)	4,657,253	(1,487,178)	2,007,019

Other income (expense)
Other expense, net	(85,910)	(112,882)	(38,134)	(74,247)
Interest income	75,688	16,350	66,504	10,284
Interest expense	(2,558,423)	(119,491)	(2,534,826)	(55,231)

Total other expenses	(2,568,645)	(216,023)	(2,506,456)	(119,194)

(Loss) Income from continuing operations before income tax and non-controlling interest	(6,742,774)	4,441,230	(3,993,634)	1,887,825

Less: Provision for income tax	131,869	2,006,321	943	720,133

Net (loss) income from continuing operations	(6,874,643)	2,434,909	(3,994,577)	1,167,692

Discontinued Operation
Loss from discontinued operations, net of income taxes	(255,536)	(330,078)	(198,351)	(161,821)
Gain on Disposal of Subsidiary	999,133	-	999,133	-

Net income (loss) from discontinued operations, net of income taxes	743,597	(330,078)	800,782	(161,821)

Net (loss) Income	(6,131,046)	2,104,831	(3,193,795)	1,005,871

Net loss attributed to non-controlling interest:
Net loss from discontinued operation	102,215	131,214	79,364	63,911

Net (loss) income attributable to China Yida Holding Co.	$(6,028,831)	$2,236,045	$(3,114,431)	$1,069,782

Net (loss) income	$(6,131,046)	$2,104,831	$(3,193,795)	$1,005,871

Other comprehensive income
Foreign currency translation gain	2,891,810	1,234,044	1,532,088	83,727

Comprehensive (loss) income	(3,239,236)	3,338,875	(1,661,707)	1,089,598

Comprehensive loss attributable to non-controlling interest	390,730	83,409	330,030	60,743

Comprehensive (loss) income attributable to China Yida Holding Co.	$(2,848,506)	$3,422,284	$(1,331,677)	$1,150,341

Amounts attributable to common stockholders:
Net loss (income) from continuing operations, net of income taxes	(6,874,643)	2,434,909	(3,994,577)	1,167,692
Net loss (income) from discontinued operations, net of income taxes	845,812	(198,864)	880,146	(97,910)
Net loss (income) attributable to common stockholders	(6,028,831)	2,236,045	(3,114,431)	1,069,782

Net loss (income) attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(1.76)	$0.62	$(1.02)	$0.30
- Basic & diluted earnings/(loss) per share from discontinued operations	$0.22	$(0.05)	$0.22	$(0.03)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(1.54)	$0.57	$(0.80)	$0.27

Weighted average shares outstanding
- Basic	3,914,580	3,911,188	3,914,580	3,911,188
- Diluted	3,914,580	3,911,188	3,914,580	3,911,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(6,131,046)	$2,104,831
Loss on discontinued operations attributable to China Yida Holding Co.	255,536	330,078
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operation	(999,133)	-
Depreciation	2,866,169	2,021,182
Amortization	1,243,612	1,231,142
Stock based compensation	-	36,500
Deferred tax expense	-	36,434
Amortization of financing costs	111,976	115,032
Changes in operating assets and liabilities:
Accounts receivable	(312,117)	(79,674)
Other receivables, net	(290,300)	4,589,787
Advances and prepayments	(1,347,622)	286,737
Accounts payable	(18,255)	(35,018)
Accrued expenses and other payables	292,429	108,828
Taxes payable	(406,366)	(447,728)
Net cash used in (provided by) continuing operations	(4,735,117)	10,298,131
Net cash used in discontinued operations	(1,910,479)	(300,197)
Net cash (used in) provided by operating activities	(6,645,596)	9,997,934

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(350,897)	(163,777)
Additions to Construction in progress	(45,609,518)	(5,178,448)
Additions to intangible asset	-	(4,643,516)
Change in long-term prepayments for acquisition of property, equipment and land use rights	(722,937)	652,911
Net cash used in continued operations	(46,683,352)	(9,332,830)
Net cash used in discontinued operations	(569,859)	(1,476,364)
Net cash used in investing activities	(47,253,211)	(10,809,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	(1,345,163)	(1,103,201)
Proceed from disposal of discontinued entity	9,616,155	-
Proceeds from Anhui Yida	2,239,627	812,850
Repayment to Anhui Yida	(3,838,409)	(3,579,546)
Payment of deferred financing costs	-	(675,266)
Proceeds from short-term loans	-	1,586,622
Proceeds from long-term loans	52,888,853	9,519,730
Repayment of long-term loans	(12,214,807)	(2,096,607)
Proceeds from loans from related parties	1,289,515	-
Net cash provided by continuing operations	48,635,771	4,464,582
Net cash provided by discontinued operations	1,602,653	2,766,696
Net cash provided by financing activities	50,238,424	7,231,278

EFFECT OF EXCHANGE RATE CHANGES ON CASH	99,149	33,113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,561,234)	6,453,131
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(864,491)	994,729
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(2,696,743)	5,458,402

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,658,319	5,141,855
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$2,961,576	$10,600,257

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Capitalized interest in construction in progress	$1,634,840	$1,479,846
Transfer from advances and prepayments to intangible assets	$-	$9,565,542

Cash paid during the period for:
Income tax	$523,158	$2,343,855
Interest	$4,157,557	$1,479,846

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

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Purchaser”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to the Purchaser for 60 million RMB, or $9.72 million and assume all the assets and liabilities of Anhui Yida.

On June 26, 2013, Fujian Yida formed a wholly owned subsidiary, Yunding Hotel Management Co., Ltd. (“Yunding Hotel”). The total paid-in capital of Fenyi Development was $4,860,000 (RMB 30 million). Its primary business is to operate and manage the hotel and its facilities at Yunding Park.

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

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Fujian Yida, Tulou, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment,  Yida Arts, Yunding hotel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation

Consolidation of Variable Interest Entities

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2013	December 31, 2012
Total current assets *	$12,154,168	$12,317,151
Total assets	$12,161,783	$12,324,608
Total current liabilities #	$10,919,530	$10,829,647
Total liabilities	$10,919,530	$10,829,647

* Including intercompany receivables of $12,147,392 and $12,312,288 as at June 30, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

# Including intercompany payables of $10,872,529 and $10,785,266 as at June 30, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2013 and December 31, 2012, the Company has uninsured deposits in banks of approximately $2,956,000 and $6,501,000.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2013 and December 31, 2012.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the six months ended June 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,865,491	$335,212

Profit sharing costs	268,693	-
Nature resource compensation expenses	153,781	30,315
Total paid to the local governments	422,474	30,315

Net receipts	$1,443,018	$304,897

For the six months ended June 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$1,898,112	$787,884

Profit sharing costs	272,988	-
Nature resource compensation expenses	156,563	84,483
Total paid to the local governments	429,551	84,483

Net receipts	$1,468,561	$703,401

For the three months ended June 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,318,271	$150,538

Profit sharing costs	188,153	-
Nature resource compensation expenses	109,070	13,137
Total paid to the local governments	297,223	13,137

Net receipts	$1,021,049	$137,401

For the three months ended June 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$1,372,415	$265,234

Profit sharing costs	196,222	-
Nature resource compensation expenses	113,470	23,868
Total paid to the local governments	309,692	23,868

Net receipts	$1,062,723	$241,366

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2013 and 2012 were $807,510 and $365,934, respectively. Advertising costs for the three months ended June 30, 2013 and 2012 were $560,130 and $213,112, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $142,710 and $124,843 for the six months ended June 30, 2013 and 2012, respectively, and were$66,500 and $71,337 for the three months ended June 30, 2013 and 2012 respectively. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of June 30, 2013 and December 31, 2012.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of June 30, 2013, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

u. Discontinued operations

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2011 presentation of discontinued operations of the VIE Group for the deep processed grain business. See Note 1 and 3 for additional information.

v. Reclassifications

Except for the classification for discontinued operations, certain classifications have been made to the prior year financial statements to conform to the current year presentation.  The reclassifications have no impact on the Company’s 2012 Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

w. Recent accounting pronouncements

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	June 30, 2013	December 31, 2012

Refundable deposits – Tulou Sales Center	$80,995	$79,315
Ticket revenue deposited in special treasury account assigned by government	220,383	-
Other	264,117	96,216
	565,496	175,531
Less: Allowance	(21,316)	(20,874)
	$544,180	$154,657

As of June 30, 2013 and December 31, 2012, the ticket revenue collected by Fujian Jintai of $220,383 and $0 were deposited in the special treasury account assigned by government according to the tourism management revenue sharing agreement between Fujian Jintai and Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) in 2001 (See Note 15) and usually they are collectible within 30 days after profit sharing process is completed by the government.

4.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	June 30, 2013	December 31, 2012
Advance payments related to land use rights	$912,190	$829,812
Advance payments related to hotel facilities of Yunding resort	1,305,578	793,492
Advance payments related to facilities of Yang-Sheng Paradise	839,861	-
Advance payments related to construction cost of Great Golden Lake	51,788	55,473
Other	115,738	145,627
	3,225,155	1,824,404
Less: Allowance	(3,191)	(3,125)
	$3,221,964	$1,821,279

As of June 30, 2013, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai province of $797,965 (RMB4.9million) for the acquisition of land use rights. Fenyi Yida made advance payment of $114,225 (RMB0.7 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province.

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

As of June 30, 2013 and December 31, 2012, Advance payments related to hotel facilities of Yunding resort were $1,305,578 and $793,492.

As of June 30, 2013 and December 31, 2012, Advance payments related to facilities of Yang-Sheng Paradise were $839,861 and $0.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012

Buildings, Improvements and Attractions	$155,800,305	$152,459,176
Electronic Equipment	950,784	712,422
Transportation Equipment	2,590,479	2,520,946
Office Furniture	64,958	59,191
	159,406,526	155,751,735
Less: Accumulated Depreciation	(16,074,443)	(12,904,074)
Property and equipment, net	$143,332,083	$142,847,661

Depreciation expense for the six months ended June 30, 2013 and 2012 were $2,866,169 and $2,034,363, respectively.

Depreciation expense for the three months ended June 30, 2013 and 2012 were $1,403,136 and $1,037,179, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	CONSTRUCTION IN PROGRESS

The construction in progress consists of the projects related to the construction of the following:

	June 30, 2013	December 31, 2012

China Yang-sheng Paradise	46,099,363	-
	$46,099,363	$-

The construction in progress mainly related to the construction of new tourist resorts which the Company has developed. As of June 30, 2013, China Yang-sheng Paradise had been built for 9 months. The amount of capitalized interest included in construction in progress for the six months ended June 30, 2013 and 2012 amounted to $1,634,840 and $1,479,846 respectively, and the amount of capitalized interest included in construction in progress for the three months ended June 30, 2013 and 2012 amounted to $0 and $868,943, respectively.

Construction in progress of $0 and $0 were transferred to property and equipment during the six months ended June 30, 2013 and 2012, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012

Management right of tourist resort	$5,669,668	$5,552,030
Commercial airtime rights	6,814,605	6,673,210
Land use right	47,821,917	46,829,673
	60,306,190	59,054,914
Accumulated amortization	(9,024,314)	(7,606,183)
Intangible assets, net	$51,281,876	$51,448,730

Commercial airtime rights

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $161,991 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011. The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $194,389 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $233,266 (RMB1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,814,605 (RMB42,067,917) as commercial airtime rights as an intangible asset, $7,075,747 (RMB43,680,000) as an obligation under airtime rights commitment, and $261,142 (RMB1,612,083) as deferred interest at inception (See Note 10).

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

Land use right

Amortization expense for the six months ended June 30, 2013 and 2012 amounted to $1,243,612 and $1,231,142, respectively.

Amortization expense for the three months ended June 30, 2013 and 2012 amounted to $625,511 and $615,073, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of June 30,	Amounts
2014	$429,127
2015	239,832
2016	239,832
2017	239,832
2018	239,832
Thereafter	49,893,421
$51,281,876

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	June 30, 2013	December 31, 2012

Prepayments for project planning, assessments and consultation fees	$2,087,924	$1,585,897
Deferred financing costs	839,563	927,540
Others	743,315	539,294
	$3,670,803	$3,052,731

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Jiangxi province.

For the six months ended June 30, 2013, the Company paid approximately $323,980 (RMB 2.0 million) of fees to Yongtai County People’s Government based on the Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park (see Note 15), and amortize this prepayment over the remaining life of the cooperative development.

As of December 31, 2012, the Company paid approximately $675,800 (RMB 4.3 million) to obtain additional debts used to construct various resort projects.  These fees are deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of June 30,	Amounts
2014	265,234
2015	215,249
2016	215,249
2017	215,249
2018	193,816
Total minimum payments	$1,104,797
Current portion recorded under prepayments – current portion	(265,234)

Long term portion	$839,563

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	June 30, 2013	December 31, 2012

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.4% per annum, due August 16, 2013, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd.	$1,619,905	$1,586,294
Total	$1,619,905	$1,586,294

The Company borrowed the loan of $1,586,294 (RMB 10 million) in August 2012 from Fujian Haixia Bank and the due date to be August 16, 2013, with the interest rate at 8.4%.

Interest expense for the six months ended June 30, 2013 and 2012 amounted to $68,061 and $108,846, respectively. Interest expense for the three months ended June 30, 2013 and 2012 amounted to $34,605 and $86,728, respectively. The interest expense for the six months ended June 30, 2013 and 2012 of $33,657 and $108,846, respectively was capitalized as part of construction in progress. The interest expense for the three months ended June 30, 2013 and 2012 that amounted to $0 and $86,728, was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	June 30, 2013	December 31, 2012

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$53,456,878	$23,794,416

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (b))	11,073,211	11,829,224

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (c))	-	9,676,396

Loan from China Minsheng Banking Corp, Ltd , interest rate at 12.50 % per annum, final installment due March 6, 2015, secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (d))	24,298,581	-

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	8,909,480	10,152,285
	97,738,150	55,452,321
Less: current portion	(6,871,639)	(6,808,376)
Total	$90,866,511	$48,643,945

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note:

(a)
$8,099,527 (RMB 50,000,000), $8,099,527 (RMB 50,000,000), $12,959,243 (RMB 80,000,000) and $24,298,581 (RMB 150,000,000) will be due in each twelve-month period as of June 30, 2017, 2018, 2019 and 2020 respectively.

(b)
$2,011,923 (RMB 12,420,000) will be due in each twelve-month period as of June 30, 2014, 2015, 2016, 2017 and 2018 respectively, and $1,013,598 (RMB 6,270,000) will be due in the twelve-month period as of June 30, 2019. In November 2011 and in March 2012, $478,728 and $223,327 of financing costs were paid in connection with this loan and subject to amortization, with $300,838 and $147,358 recorded in Long-Term Prepayments as of June 30, 2013, respectively.

(c)	For the six months ended June 30, 2013, the Company repaid the loan of $9,881,423 (RMB 61 million).

(d)	$24,298,581 (RMB 150,000,000) will be due in twelve-month period as of June 30, 2015.

(e)	$4,859,716 (RMB 30,000,000) and $4,049,764 (RMB25,000,000) will be due in each twelve-month period as of June 30, 2014 and 2015, respectively.

Interest expense for the six months ended June 30, 2013 and 2012 amounted to $4,089,496 and $1,371,001 respectively. Interest expense for the three months ended June 30, 2013 and 2012 amounted to $2,497,852 and $782,216, respectively. The interest expense for the six months ended June 30, 2013 and 2012 of $1,601,184 and $1,371,001, respectively was capitalized as part of construction in progress. The interest expense for the three months ended June 30, 2013 and 2012 that amounted to $0 and $782,216, was capitalized as part of construction in progress.

10.	OBGLIATION UNDER AIRTIME RIGHTS COMMITMENT

Obligation under airtime rights commitment (See Note 7) consists of the following:

Due as of June 30, 2014	$233,266
Less: Deferred interest	(14,547)
$218,719

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30, 2013	December 31, 2012

Unearned revenue	$13,873	$24,795
Accrued payroll	511,068	358,585
Welfare payables	13,159	12,886
Other	540,287	370,550
	$1,078,387	$766,816

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

12.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company was 35% for the each of the three months ended June 30, 2013 and 2012. Net operating loss at June 30, 2013, which can be used to offset future taxable income, was approximately $3,536,700. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary was 16.5% for each of the three months ended June 30, 2013 and 2012.

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

Provision for income tax consists of the following:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2013	2012	2013	2012

Current
USA	$-	$-	$-	$-
China	131,869	1,969,887	943	814,570
	131,869	1,969,887	943	814,570
Deferred
USA
Deferred tax asset for NOL carry forwards	66,941	128,883	37,806	60,947
Valuation allowance	(66,941)	(128,883)	(37,806)	(60,947)
	-	-	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	-	-	-
Net changes in deferred income tax under current portion	-	-	-	-

Non current portion
Deferred tax asset for NOL carry forwards	1,909,293	865,061	1,068,699	206,502
Temporary difference from airtime rights expenses	-	104,078	-	-
Temporary difference from capitalized interest	-	(67,644)	-	(94,437)
Valuation allowance	(1,909,293)	(865,061)	(1,068,699)	(206,502)
Net changes in deferred income tax under non-current portion	-	36,434	-	(94,437)

Net deferred income tax expenses (benefit)	-	36,434	-	(94,437)

Total provision for income tax	$131,869	$2,006,321	$943	$720,133

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

The change in total allowance for the six months ended June 30, 2013 and 2012 was an increase of $1,976,234 and $993,944 respectively.

The change in total allowance for the three months ended June 30, 2013 and 2012 was an increase of $1,106,505 and $267,449 respectively.

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

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 4,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 4,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of June 30, 2013 and December 31, 2012 was approximately $0 and $18,250, respectively. On May 24, 2012, the 4,000 restricted shares were issued.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2012	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of June 30, 2013	18,000

For the six months ended June 30, 2012 and 2011, the Company recognized approximately $0 and $36,500, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

For the three months ended June 30, 2012 and 2011, the Company recognized approximately $0 and $18,250, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	DISCONTINUED OPERATIONS

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Purchaser”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to the Purchaser for 60 million RMB, or $9.72 million and assume all the assets and liabilities of Anhui Yida.

The Company has reclassified the assets and liabilities of the discontinued entity in the accompanied financial statements.

Following table summarizes the classification of assets and liabilities of the discontinued entity as at December 31, 2012.

Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida")

Current assets
Cash	$914,676
Other receivable	$21,891
Others	$3,141
Current assets of discontinued operations	$939,708
Add back: Intercompany receivable elimination	$2,525,133
Current assets of discontinued operations before intercompany elimination	$3,464,841

Non-current asset
Property, plant & equipment	$80,630
Long-term prepayments	$2,009,003
Intangible assets	$10,189,630
Non-current assets of discontinued	$12,279,263
Add back: Long term investment elimination	$2,062,183
Non-current assets of discontinued operations before intercompany elimination	$14,341,446

Current liabilities
Accrued expenses	$334,412
Tax payable	$1,158
Current liabilities of discontinued operations	$335,570
Add back: Intercompany receivable elimination	$2,998,096
Current liabilities of discontinued operations before intercompany elimination	3,333,666

At the date of disposal June 3, 2013, the Company recorded $255,536 as loss from operations of discontinued entity and $999,133 as gain on disposal of discontinued entity.

 Following is the Gain/Loss Calculation for disposal of Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida") & its subsidiaries

Anhui Yida Gain/Loss calculation

Net assets of the Company as of December 31, 2012	$14,472,621

Loss from discontinued operations through June 30, 2013	(255,536)
Other Comprehensive income through June 30, 2013	311,611
Net assets of the Company as of June 30, 2013	14,528,696
Less: Non-controlling interest	(5,808,396)
Proceeds from disposal	9,719,432

Gain on Disposal of 60% interest of Anhui Yida & its subsidiaries	$999,133

Total Gain on Discontinued Operations	$743,597

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida had not commenced operations as of December 31, 2012.  Non-controlling interest consisted of the following:

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Purchaser”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to the Purchaser for 60 million RMB, or $9.72 million and assume all the assets and liabilities of Anhui Yida.

	June 30, 2013	December 31, 2012

Beginning balance	$5,789,048	$6,064,267
Net loss attributed to non-controlling interest	(102,215)	(327,683)
Other comprehensive income attributable to non-controlling interest	(288,515)	52,464
	5,938,318	5,789,048
Deconsolidation of Anhui Yida (Transfer 60% interest to Anhui Xinguang)	5,938,318	-
Ending balance	$0	$5,789,048

16.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of June 30,	Amounts
2014	$82,233
2015	72,320
2016	63,611
2017	65,070
2018	66,616
Thereafter	1,168,363
Total minimum payments	$1,518,213

The Company incurred rental expenses of $166,917 and $177,420 for the six months ended June 30, 2013 and 2012, respectively and which included $4,808 and $4,764, respectively, paid to Xin Hengji Holding Company Limited, a related party.

The Company incurred rental expenses of $74,590 and $89,195 for the three months ended June 30, 2013 and 2012, respectively and which included $2,418 and $2,382, respectively, paid to Xin Hengji Holding Company Limited, a related party.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(2) Capital commitments

China Yang-sheng Paradise

As of June 30, 2013, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $69,273,600 (RMB 427.64 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $46,099,400 (RMB 284.58 million), including capitalized interest. As of June 30, 2013, China Yang-sheng Paradise had been built for 9 months. The remaining will be completed and paid for by the end of 2013.

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

The Company paid approximately $268,693 and $272,988 to the Taining government for the six months ended June 30, 2013 and 2012, respectively, and recorded as cost of revenue.

The Company paid approximately $188,153 and $196,222 to the Taining government for the three months ended June 30, 2013 and 2012, respectively, and recorded as cost of revenue.

(4) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $153,781 and $156,563 to the Taining government for the six months ended June 30, 2013 and 2012, respectively, and recorded as selling expenses.

The Company paid approximately $109,070 and $113,470 to the Taining government for the three months ended June 30, 2013 and 2012, respectively, and recorded as selling expenses.

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

The Company paid approximately $30,315 and $84,483 to the Hua’an government for the six months ended June 30, 2013 and 2012, respectively, and recorded as selling expenses.

The Company paid approximately $13,137 and $23,868 to the Hua’an government for the three months ended June 30, 2013 and 2012, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of June 30, 2013, the Company has paid to the Yongtai County local government 5 million RMB, or $0.80 million.

(5) Litigation

The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

 CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	RELATED PARTY TRANSACTIONS

Due to related parties

As of June 30, 2013, the Company had $1,200,350 (or RMB 7,410,000) and $101,920 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advitisement Co., Ltd. Those loans as of June 30, 2013 are unsecured, bore no interest and no due date is specified.

As of December 31, 2012, the Company had zero due to related parties.

18.	EARNINGS PER SHARE

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

Basic and diluted:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2013	2012	2013	2012
Amounts attributable to common stockholders:
Net loss (income) from continuing operations, net of income taxes	$(6,874,643)	$2,434,909	$(3,994,577)	$1,167,692
Net loss (income) from discontinued operations, net of income taxes	845,812	(198,864)	880,146	(97,910)
Net loss (income) attributable to common stockholders	$(6,028,831)	$2,236,045	$(3,114,431)	$1,069,782
Net loss (income) attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continued operations	$(1.76)	$0.62	$(1.02)	$0.30
- Basic & diluted earnings/(loss) per share from discontinued operations	0.22	(0.05)	0.22	(0.03)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(1.54)	$0.57	$(0.80)	$0.27

Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,911,188	3,914,580	3,911,188
Potential common shares outstanding as of June 30, 2013:
Warrants outstanding	-	-	-	-
Options outstanding	18,000	18,000	18,000	18,000

For the three months and six months ended June 30, 2013 and 2012, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

19.	BUSINESS SEGMENTS

During the six months ended June 30, 2013 and 2012, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Advertisement	$2,581,410	$10,957,060	$981,599	$4,762,541
Tourism	6,140,564	4,188,339	4,042,327	2,652,149
Total	$8,721,974	$15,145,399	$5,023,926	$7,414,690

Operating income:
Advertisement	$502,522	$7,600,479	$(16,716)	$3,126,776
Tourism	(4,486,454)	(2,575,724)	(1,363,084)	(959,815)
Other	(190,197)	(367,502)	(107,378)	(159,942)
Total	$(4,174,129)	$4,657,253	$(1,487,178)	$2,007,019

Net income (loss):
Advertisement	$335,709	$5,506,793	$(29,374)	$2,337,123
Tourism	(7,019,091)	(2,703,645)	(3,857,186)	(1,009,262)
Other	(191,261)	(368,239)	(108,017)	(160,169)
Net (loss) income from continuing operations	(6,874,643)	2,434,909	(3,994,577)	1,167,692
Net (loss) income from discontinued operations	743,597	(330,078)	800,782	(161,821)
Total	$(6,131,046)	$2,104,831	$(3,193,795)	$1,005,871

Capital expenditure:
Advertisement	$-	$-	$-	$-
Tourism	45,960,415	5,342,832	462,147	2,673,560
Total	$45,960,415	$5,342,832	$462,147	$2,673,560

Intangible assets:	June 30, 2013	December 31, 2012
Advertisement	$189,295	$1,297,569
Tourism	51,092,581	50,151,161
Total	$51,281,876	$51,448,730

Identifiable assets:
Advertisement	$236,513	$1,692,232
Tourism	251,842,236	203,796,633
Others	5,560	71,901
Asset of continuing operations	$252,084,309	$205,560,766
Asset of discontinued operations	-	13,218,971
Total	$252,084,309	$218,779,737

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

We were formed on June 4, 1999 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On November 19, 2007, we consummated the acquisition of Keenway Limited, Hong Kong Yi Tat International Investment Co., Ltd (“Hong Kong Yi Tat”), and the then shareholders of Keenway Limited, including Minhua Chen, Yanling Fan, Xinchen Zhang, Extra Profit International Limited, and Lucky Glory International Limited, received shares of our common stock.

We currently operate the Great Golden Lake tourist destination (Global Geo-park, World Nature Heritage), Hua’An Tulou cluster (or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total. Our media business provides media management service, including channel and advertisement management for the FETV since 2004 and the “Journey through China on the Train” on-board railway program (“Railway Media”). As of June 30, 2013, through our wholly owned subsidiaries in China, we have entered into three additional cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, (ii) the Fenyi County, Xinyu City, Jiangxi Province Government, and (iii) the Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education Television Station (“FETV”). Under these agreements, we have obtained (i) the right to construction and development of the Royal Hot Spring World project, (ii) the right to invest in construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Nourishing Life”) (including the projects: (a) Salt Water Hot Spring SPA & Health Center, (b) Yang-sheng Holiday Resort, (c) World Yang-sheng Cultural Museum, (d) International Camphor Tree Garden, (e) Chinese Medicine and Herb Museum, (f) Yang-sheng Sports Club, (g) Old Town of Chinese Traditional Medicine, and (h) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”), and (iii) the five years (three year agreement with two year renewal) of exclusive management rights for the operation of the FETV channel (“FETV”).

We expect that our tourism business will be the primary source of our revenue over the next few years. Advertising business has been our primary source of revenue for the last two years because the tourism business has experienced serious disruptions from flooding and weather while the new advertisement regulatory restriction was not enforced by the local government. The revenue from advertising will decrease as the new advertisement regulatory restriction is enforced and we expect that the revenue from tourism will increase. However, any increase in revenue will depend on the recovery of Great Golden Lake and the progress we make in developing our existing and new projects in our other tourist destinations. Our advertising and tourism businesses are not seasonal. We have visitors to our parks throughout the year. In 2013, at Great Golden Lake and at Hua’an Tulou, we do not anticipate significant new construction as we are focusing on maintaining and restoring our existing operations. We do not expect any construction or restoration to affect our existing operations.

We are subject to risks common to companies operating in China, including risks inherent in our distribution and commercialization efforts, uncertainty of regulatory approvals and laws, the need for future capital, and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

Factors Affecting Our Performance

Advertising Business

For the advertising business, our revenue is driven by the popularity of our television programs and the number of viewers of our television station. The more people tune into our station, the more advertisers we will be able to attract and the higher we can charge for each advertising spot. We strive to keep a high audience rating in order to be able to sell our advertising air time.

We generate our advertising revenue by selling air time to sponsors and companies that are interested in marketing their products to our television viewers. We incur administrative fees, business traveling fees, salaries, depreciation, automobile, and interest costs in operating the advertising business.

The new PRC regulations set forth by the State Administration for Radio, Film and Television, which bans certain television and radio advertisements, has had a negative effect on our revenues and certain clients have chosen to discontinue their advertisement with us. As a result of the new regulations, we expect our revenues from the advertising business to decline.

Tourism Business

For the tourism business, our revenue is driven by the reputation of our tourist destinations. We strive to present quality tourist attractions that offer our visitors diverse entertainment, including catering, hotel, transportation, and shopping. We generate our revenue from our visitors and tourists. We incur many costs associated with operating the tourist business, including, administration fees, business traveling fees, land use rights fees, and revenue sharing fees.

We entered into tourism management revenue sharing agreement with the Taining government with respect to the Great Golden Lake resort. We have contracted to share the revenue over the course of the agreement as follows: (i) from 2001 to 2006 we received 92% of the revenue and the Taining government received 8% of the revenue; (ii) from 2006 to 2012 we received 90% of the revenue and the Taining government received 10% of the revenue; (iii) from 2012 to 2016 we will receive 88% of the revenue and the Taining government will receive 12% of the revenue; (iv) from 2016 to 2022 we will receive 86% of the revenue and the Taining government will receive 14% of the revenue; (v) from 2022 to 2026 we will receive 84% of the revenue and the Taining government will receive 16% of the revenue; and (vi) from 2026 to 2032 we will receive 82% of the revenue and the Taining government will receive 18% of the revenue. Due to our decreasing revenue share in the Great Golden Lake resort, combing with the fact that the resort has not been fully recovered to the state before the flood, we may not be able to maintain our revenues from Great Golden Lake at the same level as comparable periods.

However, as the Great Golden Lake resort recovers and we begin to generate revenue after the grand openings of three new tourism projects in the future, we believe that we will be able to maintain the high gross profit margins in the tourism segment.

We expect our tourism business to be our primary source of revenue over the next few years. Although Yang-Sheng Paradise and City of Caves have yet to begin their operations, we expect to open these two attractions by the third quarter of 2013 and start to generate revenue by the fourth quarter of 2013. Also, we expect Yunding to continue to grow and Great Golden Lake to recover completely from the flooding.

Discontinued Operation

On June 3, 2013, Fujian Yunding Tourism Industrial Co., Ltd. (“Fujian Yida”), our subsidiary, entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Anhui Xingguang”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida Tourism Development Co. Ltd. (“Anhui Yida”) to Anhui Xingguang for 60 million RMB, or $9.72 million. Anhui Xingguang also assumed all the assets and liabilities of Anhui Yida.

Net income from discontinued operation was $743,597 for the six months ended June 30, 2013. During the same period in 2012, net loss from discontinued operation was $330,078.

Net income from discontinued operation was $800,782 for the three months ended June 30, 2013. During the same period in 2012, net loss fromdiscontinued operation was $161,821.

As a result of the share transfer described above, the Results of Operation set forth below does not reflect the operations for Anhui Yida and its wholly owned subsidiaries: Bengbu (Yida) Real Estate Development Co., Ltd. (“Bengbu Yida”) and Bengbu (Yida) Investment Co., Ltd. (“Bengbu Investment”). The results of operations of Anhui Yida and its subsidiaries have been presented as discontinued operations. Therefore, management’s discussion and analysis set forth herein below are based on the results of continuing operations.

Results of Operations

Results of Operations for the Three Months ended June 30, 2013 as Compared to the Three Months ended June 30, 2012

During the three months ended June 30, 2013 and 2012, we have two main business segments – tourism and advertisement. The following table presents a summary of operating information for the three months ended June 30, 2013 and 2012:

				Increase/
	For The Three Months Ended June 30,		Increase/	(Decrease)
			(Decrease)	Percentage
(All amounts, other than percentage, in U.S.Dollar)	2013	2012	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$981,599	$4,762,541	$(3,780,942)	(79.39)
Tourism	4,042,327	2,652,149	1,390,178	52.42
Total net revenue	5,023,926	7,414,690	(2,390,764)	(32.24)

Cost of revenue
Advertisement	847,839	1,431,408	(583,569)	(40.77)
Tourism	1,682,403	1,491,741	190,662	12.78
Total cost of revenue	2,530,241	2,923,149	(392,908)	(13.44)

Gross profit	2,493,684	4,491,541	(1,997,857)	(44.48)

Selling expenses	2,574,209	1,504,155	1,070,054	71.14
General and administrative expenses	1,406,653	980,367	426,286	43.48
Loss (Income) from operations	(1,487,178)	2,007,019	(3,494,197)	(174.10)
Other expense, net	(38,134)	(74,247)	36,113	(48.64)
Interest income	66,504	10,284	56,220	546.67
Interest expense	(2,534,826)	(55,231)	(2,479,595)	4489.50
Less: Provision for income tax	943	720,133	(719,190)	(99.87)
Net (loss) income from continuing operations	(3,994,577)	1,167,692	(5,162,269)	(442.09)
Net income (loss) from discontinued operations	800,782	(161,821)	962,603	(594.86)

Net (loss) Income	(3,193,795)	$1,005,871	(4,199,666)	(417.52)
Net loss attributed to non-controlling interest	79,364	63,911	15,453	24.18
Net (loss) income attributable to China Yida Holding Co.	$(3,114,431)	1,069,782	$(4,184,213)	(391.13)

Net Revenue

Net revenue decreased by approximately $2.39 million or approximately 32.24%, from approximately $7.41 million for the three months ended June 30, 2012 to approximately $5.02 million for the three months ended June 30, 2013. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement.

Advertisement

Advertisement revenue decreased by approximately $3.78 million or approximately 79.39%, from approximately $4.76 million for the three months ended June 30, 2012 to approximately $0.98 million for the three months ended June 30, 2013.

This decrease was primarily due to the instability of the railway media broadcast revenue. The program is broadcasted manually by the train attendant, and therefore we cannot monitor or whether he/she has inserted the program tape or not and how he/she broadcasts the tape. Railway program is a 20 minute infomercial program with the content of tourism news and information. Advertising clients choose the length of the advertisement during the program, and the period of time they want the advertisement to be broadcasted.  Due to the instability of the railway program, recently some clients decided to purchase less advertisement from the company, and they may consider discontinue the railway promotion and terminate the cooperation with the company. The advertisers were concerned with our lack of control over the frequency of program broadcasting and therefore have purchased fewer advertising spots from us which resulted in the decrease of revenue from railway media broadcast.

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produce so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focusing on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $47,873 or RMB 300,000 to Railway Media Center for the first three years and approximately $55,852 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We did not generate income from the “Journey through China on the Train” program for the three months ended June 30, 2013 as compared to approximately $0.13 million for the three months ended June 30, 2012.

During this period, advertisement revenue from FETV also has experienced a decrease of 78.83% from $4.63 million to $0.98 million due to actions taken by domestic media authorities to regulate the broadcasting manner and content of TV advertising. Under the new regulatory measures, shopping programs, mini ads and certain medical advertisements have become restricted. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fujian Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focusing on tourism, successfully promote our own tourist attractions, improve the image of the FETV station around the tourism theme, and create a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism

Tourism revenue increased by approximately $1.39 million or approximately 52.42% from approximately $2.65 million for the three months ended June 30, 2012 to approximately $4.04 million for the three months ended June 30, 2013, including approximately $1.32 million from Great Golden Lake resort, $2.57 million from Yunding Park, and $0.15 million from Hua’an Tulou. The primary resources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists.

Cost of Revenue

Cost of revenues decreased by approximately $0.39 million or approximately 13.44%, from approximately $2.92 million for the three months ended June 30, 2012 to approximately $2.53 million for the three months ended June 30, 2013. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $0.58 million or approximately 40.77%, from approximately $1.43 million for the three months ended June 30, 2012 to approximately $0.85 million for the three months ended June 30, 2013. The decrease in cost of media businesses was primarily due to the decrease of railway program productions, because the Railway media clients have chosen to use less broadcast programs due to the instability associated with the railway broadcasting. Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $0.19 million or approximately 12.78%, from approximately $1.49 million for the three months ended June 30, 2012 to approximately $1.68 million for the three months ended June 30, 2013. The increase was primarily due to the increase in depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $2 million, or approximately 44.48%, from approximately $4.49 million for the three months ended June 30, 2012 to approximately $2.49 million for the three months ended June 30, 2013. Our gross profit margin was approximately 49.64% for the three months ended June 30, 2013, compared to approximately 60.58% for the three months ended June 30, 2012, representing a decrease of approximately 11 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $3.2 million, or approximately 95.98%, from approximately $3.33 million for the three months ended June 30, 2012 to approximately $0.13 million for the three months ended June 30, 2013. Gross profit margin from advertisement was approximately 13.63% for the three months ended June 30, 2013, compared to approximately 69.94% for the three months ended June 30, 2012. This decrease was primarily attributable to the decrease in revenue during the three months ended June 30, 2013 due to the instability of the railway media broadcasts while the fixed costs associated with FETV’s commercial airtime leveled.

Tourism

Gross profit from tourism increased by approximately $1.2 million, or approximately 103.37%, from approximately $1.16 million for the three months ended June 30, 2012 to approximately $2.36 million for the three months ended June 30, 2013. Gross profit margin from tourism was approximately 58.38% for the three months ended June 30, 2013, compared to approximately 43.75% for the three months ended June 30, 2012. The increase of gross profit margin was primarily attributable to the significant revenue increase from Yunding Park which offset the decrease of the revenue of Tulou.

Selling Expenses

Selling expenses were approximately $2.57 million for the three months ended June 30, 2013, compared to approximately $1.5 million for the three months ended June 30, 2012, which represents an increase of approximately $1.07 million, or approximately 71.14%. The increase in selling expense was primarily due to the increase in various costs associated with the expansions at Yunding Park during the three months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses were approximately $1.41 million for the three months ended June 30, 2013, compared to approximately $0.98 million for the three months ended June 30, 2012, which represents an increase of approximately $0.43 million, or approximately 43.48%. This increase was due to the increase of administrative expenses for the operation of new tourism destinations.

Income Tax

Income tax was approximately $0.001 million for the three months ended June 30, 2013, representing a decrease of approximately $0.719 million or approximately 99.87%, compared to the approximately $0.72 million income tax for the three months ended June 30, 2012. The decrease was primarily attributable to the decrease in revenue generated from the Tulou tourism destination, as well as the decrease in the railway media revenue for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012.  The provision for income tax for the three months ended June 30, 2013 was mainly derived from the net income before tax of the advertisement segment.

Net Income (Loss)

As a result of the above factors, we have net loss of approximately $3.19 million for the three months ended June 30, 2013 as compared to net income of approximately $1.01 million for the three months ended June 30, 2012, representing a decrease of approximately $4.20 million or approximately 417.52%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease of the railway media revenue for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012.

Results of Operations for the Six Months ended June 30, 2013 as Compared to the Six Months ended June 30, 2012

The following table presents a summary of operating information for the six months ended June 30, 2013 and 2012:

				Increase/
	For The Six Months Ended June 30,		Increase/	(Decrease)
			(Decrease)	Percentage
(All amounts, other than percentage, in U.S. Dollar)	2013	2012	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$2,581,410	$10,957,060	$(8,375,650)	(76.44)
Tourism	6,140,564	4,188,339	1,952,225	46.61
Total net revenue	8,721,974	15,145,399	(6,423,425)	(42.41)

Cost of revenue
Advertisement	1,766,983	2,990,408	(1,223,425)	(40.91)
Tourism	3,152,029	2,759,334	392,695	14.23
Total cost of revenue	4,919,011	5,749,742	(830,731)	(14.45)

Gross profit	3,802,962	9,395,657	(5,592,695)	(59.52)

Selling expenses	4,965,717	2,647,120	2,318,597	87.59
General and administrative expenses	3,011,374	2,091,284	920,090	44.00
Loss (Income) from operations	(4,174,129)	4,657,253	(8,831,382)	(189.63)
Other expense, net	(85,910)	(112,882)	26,972	(23.89)
Interest income	75,688	16,350	59,338	362.92
Interest expense	(2,558,423)	(119,491)	(2,438,932)	2041.10
Less: Provision for income tax	131,869	2,006,321	(1,874,452)	(93.43)
Net (loss) income from continuing operations	(6,874,643)	2,434,909	(9,309,552)	(382.34)
Gain(loss) on Discontinued Operations	743,597	(330,078)	1,073,675	(325.28)

Net (loss) Income	(6,131,046)	$2,104,831	(8,235,877)	(391.28)
Net loss attributed to non-controlling interest:	102,215	131,214	(28,999)	(22.10)
Net (loss) income attributable to China Yida Holding Co.	$(6,028,831)	2,236,045	$(8,264,876)	(369.62)

Net Revenue

Net revenue decreased by approximately $6.42 million or approximately 42.41%, from approximately $15.14 million for the six months ended June 30, 2012 to approximately $8.72 million for the six months ended June 30, 2013. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement.

Advertisement

Advertisement revenue decreased by approximately $8.38 million or approximately 76.44%, from approximately $10.96 million for the six months ended June 30, 2012 to approximately $2.58 million for the six months ended June 30, 2013.

This decrease was primarily due to the instability of the railway media broadcast revenue. The program is broadcasted manually by the train attendant, and therefore we cannot monitor or whether he/she has inserted the program tape or not and how he/she broadcasts the tape. Railway program is a 20 minute infomercial program with the content of tourism news and information. Advertising clients choose the length of the advertisement during the program, and the period of time they want the advertisement to be broadcasted.  Due to the instability of the railway program, recently some clients decided to purchase less advertisement from the company, and they may consider discontinue the railway promotion and terminate the cooperation with the company. The advertisers were concerned with our lack of control over the frequency of program broadcasting and therefore have purchased fewer advertising spots from us which resulted in the decrease of revenue from railway media broadcast.

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produce so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focusing on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $47,873 or RMB 300,000 to Railway Media Center for the first three years and approximately $55,852 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.06 million income from the “Journey through China on the Train” program for the six months ended June 30, 2013 as compared to we generated approximately $0.27 million for the six months ended June 30, 2012.

During this period, advertisement revenue from FETV also has experienced a decrease of 76.43% from $10.69 million to $2.52 million due to actions taken by domestic media authorities to regulate the broadcasting manner and content of TV advertising. Under the new regulatory measures, shopping programs, mini ads and certain medical advertisements have become restricted. On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fujian Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focusing on tourism, successfully promote our own tourist attractions, improve the image of the FETV station around the tourism theme, and create a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

Tourism

Tourism revenue increased by approximately $1.95 million or approximately 46.61% from approximately $4.19 million for the six months ended June 30, 2012 to approximately $6.14 million for the six months ended June 30, 2013, including approximately $1.87 million from Great Golden Lake resort, $3.94 million from Yunding Park, and $0.33 million from Hua’an Tulou. The primary resources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at Yunding Park benefiting from effective marketing promotion activities and advertisement in China that led to an increase in number of tourists.

Cost of Revenue

Cost of revenues decreased by approximately $0.83 million or approximately 14.45%, from approximately $5.75 million for the six months ended June 30, 2012 to approximately $4.92 million for the six months ended June 30, 2013. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $1.22 million or approximately 40.91%, from approximately $2.99 million for the six months ended June 30, 2012 to approximately $1.77 million for the six months ended June 30, 2013. The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $0.39 million or approximately 14.23%, from approximately $2.76 million for the six months ended June 30, 2012 to approximately $3.15 million for the six months ended June 30, 2013. The increase was primarily due to the increase in depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $5.6 million, or approximately 59.52%, from approximately $9.4 million for the six months ended June 30, 2012 to approximately $3.8 million for the six months ended June 30, 2013. Our gross profit margin was approximately 43.6% for the six months ended June 30, 2013, compared to approximately 62.04% for the six months ended June 30, 2012, representing a decrease of approximately 18 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $7.16 million, or approximately 89.78%, from approximately $7.97 million for the six months ended June 30, 2012 to approximately $0.81 million for the six months ended June 30, 2013. Gross profit margin from advertisement was approximately 31.55% for the six months ended June 30, 2013, compared to approximately 72.71% for the six months ended June 30, 2012. This decrease was primarily attributable to the decrease in revenue during the six months ended June 30, 2013 due to the instability of the railway media broadcasts while the fixed costs associated with FETV’s commercial airtime leveled.

Tourism

Gross profit from tourism increased by approximately $1.56 million, or approximately 109.13%, from approximately $1.43 million for the six months ended June 30, 2012 to approximately $2.99 million for the six months ended June 30, 2013. Gross profit margin from tourism was approximately 48.67% for the six months ended June 30, 2013, compared to approximately 34.12% for the six months ended June 30, 2012. The increase of gross profit margin was primarily attributable to the significant revenue increase from Yunding Park which offset the decrease of the revenue of Tulou.

Selling Expenses

Selling expenses were approximately $4.97 million for the six months ended June 30, 2013, compared to approximately $2.65 million for the six months ended June 30, 2012, which represents an increase of approximately $2.32 million, or approximately 87.59%. The increase in selling expense was primarily due to the increase in various costs associated with the expansions at Yunding Park during the six months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses were approximately $3.01 million for the six months ended June 30, 2013, compared to approximately $2.09 million for the six months ended June 30, 2012, which represents an increase of approximately $0.92 million, or approximately 44%. This increase was due to the increase of administrative expenses for the operation of new tourism destinations.

Income Tax

Income tax was approximately $0.13 million for the six months ended June 30, 2013, representing a decrease of approximately $1.87 million or approximately 93.43%, compared to the approximately $2 million income tax for the six months ended June 30, 2012. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease in the railway media revenue for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012.  The provision for income tax for the six months ended June 30, 2013 was mainly derived from the net income before tax of the advertisement segment.

Net Income (Loss)

As a result of the above factors, we have net loss of approximately $6.13 million for the six months ended June 30, 2013 as compared to net income of approximately $2.10 million for the six months ended June 30, 2012, representing a decrease of approximately $8.24 million or approximately 391.28%. The decrease was primarily attributable to the lower revenue generated from the Tulou tourism destination, as well as the decrease of the railway media revenue for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity the six months ended June 30, 2013 were primarily the proceeds from long-term loans.

As of June 30, 2013, we had cash and cash equivalents of approximately $2.96 million as compared to approximately $5.66 million as of December 31, 2012, representing a decrease of $2.70 million. Our principal sources of liquidity during the six months ended June 30, 2013 were primarily the proceeds from loans.  Net proceeds from long-term loans for the six months ended June 30, 2013 was approximately $40.67 million.

As of June 30, 2013, our working capital deficit was approximately $3.42 million, compared to the working capital deficit of approximately $2.25 million as of December 31, 2012.

The following table sets forth a summary of our cash flows for the years indicated:

	For the Six Months Ended June 30,
	2013	2012

Net cash used in (provided by) operating activities in of continuing operations	$(4,735,117)	$10,298,131
Net cash used in investing activities of continuing operations	$(46,683,352)	$(9,332,830)
Net cash provided by financing activities of continuing operations	$48,635,771	$4,464,582
Net cash used in (provided by) discontinued operations	$(864,491)	$994,729

Net cash used in operating activities of continuing operations was approximately $4.74 million for the six months ended June 30, 2013, compared to approximately $10.3 million for the six months ended June 30, 2012.  The decrease of $15.04 million was primarily due to the net loss of $6.13 million for the six months ended June 30, 2013 as compared to the net income of $2.1 million for the six months ended June 30, 2012.

Net cash used in investing activities of continuing operations was approximately $46.68 million for the six months ended June 30, 2013, compared to approximately $9.33 million for the six months ended June 30, 2012.  The increase of $37.35 million in net cash used in investing activities was primarily due to the increase of $45.61 million in the construction cost related to China Yang-sheng Paradise.

Net cash provided by financing activities of continuing operations amounted to approximately $48.64 million for the six months ended June 30, 2013, compared to approximately $4.46 million for the six months ended June 30, 2012, representing an increase of approximately $44.18 million.  The increase in net cash provided by financing activities was mainly because of the higher amount of bank loans obtained during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net cash used in discontinued operations was approximately $0.86 million for the six months ended June 30, 2013, compared to net cash provided by discontinued operations of approximately $0.99 million for the six months ended June 30, 2012.

Bank loans

As of June 30, 2013, the Company had five bank loans from three institutional lenders for the development of the tourism destinations.

1.
A loan for approximately $1.6 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.4% per annum, and is due August 16, 2013.  It is guaranteed by Fujian Jintai Tourism Development Co. Ltd. and Yida Travel Service Co., Ltd.

2.
A loan for approximately $53.46 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $8,099,527 (RMB 50,000,000), $8,099,527 (RMB 50,000,000), $12,959,243 (RMB 80,000,000) and $24,298,581 (RMB 150,000,000) will be due in each twelve-month period as of June 30, 2017, 2018, 2019 and 2020 respectively. It is secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors.

3.
A loan for approximately $11.07 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $2,011,923 (RMB 12,420,000) will be due in each twelve-month period as of June 30, 2014, 2015, 2016, 2017 and 2018 respectively, and $1,013,598 (RMB 6,270,000) will be due in the twelve-month period as of June 30, 2019. It is collateralized by the right to collect ticket sales at the Great Golden Lake.

4.
A Loan for approximately $24.3 million from China Minsheng Banking Corp, Ltd. The loan bears interest rate at 12.50% per annum. $24,298,581 (RMB 150,000,000) will be due in twelve-month period as of June 30, 2015. It is secured by secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral.

5.
A loan for approximately $8.91 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 11.97% per annum. $4,859,716 (RMB 30,000,000) and $4,049,764 (RMB25,000,000) will be due in each twelve-month period as of June 30, 2014 and 2015, respectively. It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the next 12 months, we have approximately $8.49 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe that we can manage our capital need for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of June 30, 2013:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$99,358,055	$8,491,544	$32,372,191	$20,222,900	$38,271,420
Operating Lease Obligations	1,518,213	82,233	135,931	131,686	1,168,363
Obligation under airtime rights	218,719	218,719	-	-	-
Total	$101,094,987	$8,792,496	$32,508,122	$20,354,586	$39,439,783

Capital commitments

China Yang-sheng Paradise

As of June 30, 2013, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $69,273,600 (RMB 427.64 million, excluding interest to be capitalized) of which the Company has completed and paid for approximately $46,099,400 (RMB 284.58 million), including capitalized interest. As of June 30, 2013, China Yang-sheng Paradise has been under construction for 9 months. The remaining will be completed and paid for by the end of 2013.

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

The Company paid approximately $268,693 and $272,988 to the Taining government for the six months ended June 30, 2013 and 2012, respectively, and recorded as cost of revenue.

The Company paid approximately $188,153 and $196,222 to the Taining government for the three months ended June 30, 2013 and 2012, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $153,781 and $156,563 to the Taining government for the six months ended June 30, 2013 and 2012, respectively, and recorded as selling expenses.

The Company paid approximately $109,070 and $113,470 to the Taining government for the three months ended June 30, 2013 and 2012, respectively, and recorded as selling expenses.

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

The Company paid approximately $30,315 and $84,483 to the Hua’an government for the six months ended June 30, 2013 and 2012, respectively, and recorded as selling expenses.

The Company paid approximately $13,137 and $23,868 to the Hua’an government for the three months ended June 30, 2013 and 2012, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of June 30, 2013, the Company has paid to the Yongtai County local government 5 million RMB, or $0.80 million.

2013-2014 Outlook

In 2013, we will continue constructing and developing two new tourism projects, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. The constructions were in line with our schedule. We expect to complete the first phase construction of these two new projects and open them to the public by the third quarter of 2013. In 2012, we had completed Yunding Park’s second phase of construction. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. From May to July 2012, we further established five new wholly-owned subsidiaries, including Zhangshu (Yida) Real Estate Development Co., Ltd., Zhangshu (Yida) Investment Co., Ltd., Fenyi (Yida) Property Development Co., Ltd., the primary business focus of which will be in tourism-related real estate investment, project management, and consulting in China. On July 30, 2012, we established Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd., the primary business focus of which will be to operate Yunding performance and show events. On June 26, 2013, we formed a wholly owned subsidiary, Yunding Hotel Management Co., Ltd. (“Yunding Hotel”), the primary business of which is to operate and manage the hotel and its facilities at Yunding Park. Over the next few years, we will focus on developing our six tourist destinations.

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang, pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to Anhui Xingguang for 60 million RMB, or $9.72 million and assume all the assets and liabilities of Anhui Yida. The primary business of Anhui Yida focuses on developing the Ming Dynasty Entertainment World. All the rights and ownership interest of Bengbu (Yida) Real Estate Development Co., Ltd. and Bengbu (Yida) Investment Co., Ltd., the wholly owned subsidiaries of Anhui Yida, shall also be transferred to the Anhui Xingguang. We no longer engage in the construction and development of Ming Dynasty Entertainment World.

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

In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the six and three months ended June 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Fujian Yida, Tulou, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment,  Yida Arts, Yunding hotel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation

Consolidation of Variable Interest Entities

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2013	December 31, 2012
Total current assets *	$12,154,168	$12,317,151
Total assets	$12,161,783	$12,324,608
Total current liabilities #	$10,919,530	$10,829,647
Total liabilities	$10,919,530	$10,829,647

* Including intercompany receivables of $12,147,392 and $12,312,288 as at June 30, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

# Including intercompany payables of $10,872,529 and $10,785,266 as at June 30, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2013 and December 31, 2012.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights:

For the six months ended June 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,865,491	$335,212

Profit sharing costs	268,693	-
Nature resource compensation expenses	153,781	30,315
Total paid to the local governments	422,474	30,315

Net receipts	$1,443,018	$304,897

For the six months ended June 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$1,898,112	$787,884

Profit sharing costs	272,988	-
Nature resource compensation expenses	156,563	84,483
Total paid to the local governments	429,551	84,483

Net receipts	$1,468,561	$703,401

For the three months ended June 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,318,271	$150,538

Profit sharing costs	188,153	-
Nature resource compensation expenses	109,070	13,137
Total paid to the local governments	297,223	13,137

Net receipts	$1,021,049	$137,401

For the three months ended June 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$1,372,415	$265,234

Profit sharing costs	196,222	-
Nature resource compensation expenses	113,470	23,868
Total paid to the local governments	309,692	23,868

Net receipts	$1,062,723	$241,366

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of June 30, 2013 and December 31, 2012.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following reason:

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

In an effort to remedy this material weakness in the future, we plan to:
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
●
implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we intend to continue to improve our ongoing review and supervision of our internal control over financial reporting.

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

10.1
Share Transfer Agreement between Yida (Fujian) Tourism Group Ltd. and Anhui Xingguang Investment Group, Ltd., dated June 3, 2013, incorporated by referenced to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2013.

10.2	Director Agreement between the Company and Renjiu Pei dated June 10, 2013, incorporated by referenced to Exhibit 10.2 to the Current Report on Form 8-K filed on June 7, 2013.
10.3	Entrusted Loan agreement among Yida (Fujian) Tourism Group, Ltd., Minsheng Royal Fund Management Co., Ltd., and China Minsheng Banking Corp., Ltd., Fuzhou Branch, dated March 6, 2013*
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) *
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
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

CHINA YIDA HOLDING, CO.

Date: August 14, 2013	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)