Form 10-Q
period 2013-09-30
CHINA YIDA HOLDING, CO.
filed 2013-11-14
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 14, 2013
Common stock, $.001 par value	3,914,580

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	F-2

Consolidated Statements of Income and Comprehensive Income for the nine months and three months ended September 30, 2013 and 2012	F-3

Consolidated Statements of Cash Flows for the six months and three months ended September 30, 2013 and 2012	F-4

Notes to the Consolidated Financial Statements	F-5 - F-25

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$1,995,082	$5,658,319
Accounts receivable	587,345	179,699
Other receivables, net	2,601,518	154,657
Advances and prepayments	5,462,704	1,821,279
Prepayment - current portion	349,058	397,690
Current assets of discontinued operations	-	939,708
Total current assets	10,995,707	9,151,352

Property and equipment, net	214,661,412	142,847,661
Intangible assets, net	51,275,351	51,448,730
Long-term prepayments	3,294,190	3,052,731
Non-current assets of discontinued operations	-	12,279,263
Total assets	$280,226,660	$218,779,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$4,069,077	$1,586,294
Long-term debt, current portion	7,555,462	6,808,376
Accounts payable	150,015	48,798
Current obligation under airtime rights commitment	-	1,545,582
Accrued expenses and other payables	4,239,620	766,816
Due to related parties	27,391,411	-
Taxes payable	-	311,306
Current liabilities of discontinued operations	-	335,570
Total current liabilities	43,405,585	11,402,742

Long-term debt	89,672,218	48,643,945
Total liabilities	133,077,803	60,046,687

Commitments and contingencies

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	17,653,238	13,791,374
Retained earnings	77,778,669	87,435,678
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	147,148,857	152,944,002
Non-controlling interest	-	5,789,048
Total equity	147,148,857	158,733,050
Total liabilities and equity	$280,226,660	$218,779,737

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net revenue
Advertisement	$2,899,844	$14,126,023	$318,434	$3,168,963
Tourism	10,498,161	7,340,957	4,357,597	3,152,618

Total net revenue	13,398,005	21,466,980	4,676,031	6,321,581

Cost of revenue
Advertisement	2,038,196	4,227,122	271,213	1,236,714
Tourism	5,045,873	4,377,807	1,893,844	1,618,473

Total cost of revenue	7,084,069	8,604,929	2,165,057	2,855,187

Gross profit	6,313,936	12,862,051	2,510,974	3,466,394

Operating expenses
Selling expenses	7,721,371	4,751,736	2,755,654	2,104,616
General and administrative expenses	4,917,226	2,931,207	1,905,852	839,923

Total operating expenses	12,638,597	7,682,943	4,661,506	2,944,539

(Loss) Income from operations	(6,324,661)	5,179,108	(2,150,532)	521,855

Other income (expense)
Other expense, net	(640,274)	(190,006)	(554,364)	(77,124)
Interest income	82,687	25,036	6,999	8,686
Interest expense	(3,487,742)	(990,189)	(929,319)	(870,698)

Total other expenses	(4,045,329)	(1,155,159)	(1,476,684)	(939,136)

(Loss) Income from continuing operations before income tax and non-controlling interest	(10,369,990)	4,023,949	(3,627,216)	(417,281)

Less: Provision for income tax	132,830	2,457,792	961	451,471

Net (loss) income from continuing operations	(10,502,820)	1,566,157	(3,628,177)	(868,752)

Discontinued Operation

Loss from discontinued operations, net of income taxes	(255,536)	(507,136)	-	(177,058)
Gain on Disposal of Subsidiary	999,133	-	-	-

Net income (loss) from discontinued operations, net of income taxes	743,597	(507,136)	-	(177,058)

Net (loss) Income	(9,759,223)	1,059,021	(3,628,177)	(1,045,810)

Net loss attributed to non-controlling interest:
Net loss from discontinued operation	102,215	201,613	-	70,399

Net (loss) income attributable to China Yida Holding Co.	$(9,657,008)	$1,260,634	$(3,628,177)	$(975,411)

Net (loss) income	$(9,759,223)	$1,059,021	$(3,628,177)	$(1,045,810)

Other comprehensive income
Foreign currency translation gain (loss)	3,573,349	980,614	681,539	(253,430)

Comprehensive (loss) income	(6,185,874)	2,039,635	(2,946,638)	(1,299,240)

Comprehensive loss attributable to non-controlling interest	390,730	163,371	-	79,962

Comprehensive (loss) income attributable to China Yida Holding Co.	$(5,795,144)	$2,203,006	$(2,946,638)	$(1,219,278)

Amounts attributable to common stockholders:
Net loss (income) from continuing operations, net of income taxes	(10,502,820)	1,566,157	(3,628,177)	(868,752)
Net loss (income) from discontinued operations, net of income taxes	845,812	(305,523)	-	(106,659)
Net loss (income) attributable to common stockholders	(9,657,008)	1,260,634	(3,628,177)	(975,411)

Net loss (income) attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(2.68)	$0.40	$(0.93)	$(0.22)
- Basic & diluted earnings/(loss) per share from discontinued operations	$0.22	$(0.08)	$(0.00)	$(0.03)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(2.46)	$0.32	$(0.93)	$(0.25)

Weighted average shares outstanding
- Basic	3,914,580	3,912,248	3,914,580	3,914,357
- Diluted	3,914,580	3,912,248	3,914,580	3,914,357

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,759,223)	$1,059,021
Loss on discontinued operations attributable to China Yida Holding Co.	255,536	507,136
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operation	(999,133)	-
Depreciation	4,366,630	3,033,626
Amortization	1,496,175	1,845,015
Stock based compensation	-	36,500
Deferred tax expense	-	36,434
Amortization of financing costs	111,976	180,597
Changes in operating assets and liabilities:
Accounts receivable	(398,206)	(97,174)
Other receivables, net	(2,298,129)	(458,807)
Advances and prepayments	(3,554,220)	254,323
Accounts payable	98,765	(58,993)
Accrued expenses and other payables	3,413,373	1,346,432
Taxes payable	(436,094)	(836,599)
Net cash used in (provided by) continued operations	(7,702,550)	6,847,512
Net cash used in (provided by) discontinued operations	(1,910,479)	3,772,464
Net cash used in (provided by) operating activities	(9,613,029)	10,619,976

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(71,654,206)	(9,085,049)
Additions to construction in progress	-	(416,744)
Additions to intangible asset	-	(4,639,247)
Change in long-term prepayments for acquisition of property,equipment and land use rights	(212,378)	304,148
Net cash used in continued operations	(71,866,584)	(13,836,892)
Net cash used in discontinued operations	(569,859)	(1,507,793)
Net cash used in investing activities	(72,436,443)	(15,344,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	(1,567,134)	(1,729,368)
Proceeds from disposal of discontinued entity	9,616,155	-
Proceeds from Anhui Yida	2,235,756	-
Repayment to Anhui Yida	(3,838,409)	1,764,000
Payment of deferred financing costs	-	(674,645)
Proceeds from short-term loans	4,021,038	3,170,326
Repayment of short-term loans	(1,608,415)	-
Proceeds from long-term loans	53,077,703	9,510,977
Repayment of long-term loans	(13,223,471)	(2,847,632)
Proceeds from loans from related parties	27,117,207	-
Net cash provided by continued operations	75,830,430	9,193,658
Net cash provided by (used in) discontinued operations	1,602,653	(1,764,000)
Net cash provided by financing activities	77,433,083	7,429,658

EFFECT OF EXCHANGE RATE CHANGES ON CASH	88,662	26,457

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,527,728)	2,731,406
NET INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(864,491)	503,234
NET INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(3,663,237)	2,228,172

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,658,319	5,141,855
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$1,995,082	$7,370,027

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from construction in progress to property and equipment	$70,772,638	$23,165,538
Transfer from advances and prepayments to intangible assets	$-	$9,556,747

Cash paid during the period for:
Income tax	$525,184	$3,199,743
Interest	$5,870,390	$2,303,355

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30, 2013	December 31, 2012
Total current assets *	$12,205,265	$12,317,151
Total assets	$12,212,916	$12,324,608
Total current liabilities #	$11,077,825	$10,829,647
Total liabilities	$11,077,825	$10,829,647

* Including intercompany receivables of $12,187,373 and $12,312,288 as at September 30, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

# Including intercompany payables of $11,031,669 and $10,785,266 as at September 30, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2013 and December 31, 2012, the Company has uninsured deposits in banks of approximately $1,989,000 and $6,501,000.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2013 and December 31, 2012.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the nine months ended September 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$3,606,706	$512,986

Profit sharing costs	512,852	-
Nature resource compensation expenses	298,853	45,953
Total paid to the local governments	811,705	45,953

Net receipts	$2,795,001	$467,033

For the nine months ended September 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$3,926,123	$1,033,337

Profit sharing costs	556,418	-
Nature resource compensation expenses	325,749	107,296
Total paid to the local governments	882,167	107,296

Net receipts	$3,043,956	$926,041

For the three months ended September 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,741,215	$177,774

Profit sharing costs	244,159	-
Nature resource compensation expenses	145,072	15,638
Total paid to the local governments	389,231	15,638

Net receipts	$1,351,984	$162,136

For the three months ended September, 2012
	Fujian Jintai	Tulou

Gross receipts	$2,028,011	$245,453

Profit sharing costs	283,430	-
Nature resource compensation expenses	169,186	22,813
Total paid to the local governments	452,616	22,813

Net receipts	$1,575,395	$222,640

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2013 and 2012 were $1,105,970 and $676,920, respectively. Advertising costs for the three months ended September 30, 2013 and 2012 were $298,460 and $310,986, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $210,370 and $182,125 for the nine months ended September 30, 2013 and 2012, respectively, and were $67,660 and $57,282 for the three months ended September 30, 2013 and 2012 respectively. Other than the above, neither the Company nor its subsidiary provides any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of September 30, 2013 and December 31, 2012.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of September 30, 2013, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	September 30, 2013	December 31, 2012

Refundable deposits – Tulou and Zhangshu	$2,006,869	$79,315
Ticket revenue deposited in special treasury account assigned by government	247,902	-
Other	368,165	96,216
	2,622,936	175,531
Less: Allowance	(21,418)	(20,874)
	$2,601,518	$154,657

As of September 30, 2013 and December 31, 2012, the ticket revenue collected by Fujian Jintai of $247,902 and $0 were deposited in the special treasury account assigned by government according to the tourism management revenue sharing agreement between Fujian Jintai and Fujian Taining Great Golden Lake Tourism Economic Development Zone Management Committee (“Taining government”) in 2001 (See Note 14) and usually they are collectible within 30 days after profit sharing process is completed by the government.

4.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	September 30, 2013	December 31, 2012
Advance payments related to facilities of Yang-Sheng Paradise	$3,063,085	$-
Advance payments related to hotel facilities of Yunding resort	1,317,961	793,492
Advance payments related to land use rights	916,541	829,812
Advance payments related to construction cost of Great Golden Lake	56,918	55,473
Other	111,405	145,627
	5,465,910	1,824,404
Less: Allowance	(3,206)	(3,125)
	$5,462,704	$1,821,279

As of September 30, 2013, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai province of $801,771 (RMB 4.9 million) for the acquisition of land use rights. Fenyi Yida made advance payment of $114,770 (RMB 0.7 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province.

As of December 31, 2012, advance payments related to land use rights represents the payment made by Fuijian Yida and Fenyi Yida. Fuijian Yida made advance payments to the local government of Yongtai province of $717,957 (RMB 4.5 million) for the acquisition of land use rights. Fenyi Yida made advance payment of $111,855 (RMB 0.7 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province.

As of September 30, 2013 and December 31, 2012, Advance payments related to hotel facilities of Yunding resort were $1,317,961 and $793,492.

As of September 30, 2013 and December 31, 2012, Advance payments related to facilities of Yang-Sheng Paradise were $3,063,085 and $0.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012

Buildings, Improvements and Attractions	$228,161,455	$152,459,176
Transportation Equipment	2,631,587	2,520,946
Electronic Equipment	1,428,638	712,422
Office Furniture	98,820	59,191
	232,320,500	155,751,735
Less: Accumulated Depreciation	(17,659,088)	(12,904,074)
Property and equipment, net	$214,661,412	$142,847,661

Depreciation expense for the nine months ended September 30, 2013 and 2012 were $4,366,630 and $3,033,626, respectively.

Depreciation expense for the three months ended September 30, 2013 and 2012 were $1,500,461 and $1,012,444, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012

Land use right	$48,049,977	$46,829,673
Commercial airtime rights	6,847,104	6,673,210
Management right of tourist resort	5,696,707	5,552,030
	60,593,788	59,054,914
Accumulated amortization	(9,318,437)	(7,606,183)
Intangible assets, net	$51,275,351	$51,448,730

Commercial airtime rights

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $162,763 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011. The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $195,316 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $234,379 (RMB1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,847,104 (RMB42,067,917) as commercial airtime rights as an intangible asset, $7,109,491 (RMB43,680,000) as an obligation under airtime rights commitment, and $262,388 (RMB1,612,083) as deferred interest at inception.

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

As of September 30, 2013, the commercial airtime rights have been fully amortized.

Amortization expense for the nine months ended September 30, 2013 and 2012 amounted to $1,496,175 and $1,845,015, respectively.

Amortization expense for the three months ended September 30, 2013 and 2012 amounted to $252,563 and $613,873, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of September 30,	Amounts
2014	$240,684
2015	240,684
2016	240,684
2017	240,684
2018	240,684
Thereafter	50,071,931
$51,275,351

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	September 30, 2013	December 31, 2012

Prepayments for project planning, assessments and consultation fees	$2,040,209	$1,585,897
Deferred financing costs	424,355	927,540
Others	829,626	539,294
	$3,294,190	$3,052,731

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of other tourism destinations in Jiangxi province.

For the nine months ended September 30, 2013, the Company paid approximately $325,526 (RMB 2.0 million) of fees to Yongtai County People’s Government based on the Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park (see Note 15), and amortize this prepayment over the remaining life of the cooperative development.

For the nine months ended September 30, 2013 and 2012, the Company paid $0 and approximately $674,645 (RMB 4.3 million) of fees in order to obtain additional debt used to construct various resort projects.  These fees were deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of September 30,	Amounts
2014	$103,924
2015	103,924
2016	103,924
2017	103,924
2018	112,583
Total minimum payments	528,279
Current portion recorded under prepayments – current portion	(103,924)

Long term portion	$424,355

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	September 30, 2013	December 31, 2012

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.4% per annum, due August 16, 2013, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd.	$-	$1,586,294

Loan from China Minsheng Banking Corp, Ltd., interest rate at 10% per annum, due July 22, 2014,	2,034,538	-

Loan from China Minsheng Banking Corp, Ltd., interest rate at 10% per annum, due July 25, 2014,	2,034,539		-
Total	$4,069,077	$1,586,294

The Company borrowed the loan of $1,586,294 (RMB 10 million) in August 2012 from Fujian Haixia Bank and the due date to be August 16, 2013, with the interest rate at 8.4%, and the Company repaid in full in August 2013.

In July 2013 the Company borrowed two loans of $2,034,538 (RMB 12.5 million) due July 22, 2014 and $2,034,539 (RMB 12.5 million) due July 25, 2014 from China Minsheng Banking Corp, Ltd with the interest rate at 10%.

Interest expense for the nine months ended September 30, 2013 and 2012 amounted to $173,713 and $134,882, respectively. Interest expense for the three months ended September 30, 2013 and 2012 amounted to $105,652 and $26,036, respectively. The interest expense for the nine months ended September 30, 2013 and 2012 of $62,675 and $108,745, respectively was capitalized as part of construction in progress. The interest expense for the three months ended September 30, 2013 and 2012 that amounted to $29,018 and $0, was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	September 30, 2013	December 31, 2012

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$53,711,812	$23,794,416

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (b))	11,126,018	11,829,224

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (c))	-	9,676,396

Loan from China Minsheng Banking Corp, Ltd , interest rate at 12.50 % per annum, final installment due March 6, 2015, secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (d))	24,414,460	-

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	7,975,390	10,152,285
	97,227,680	55,452,321
Less: current portion	(7,555,462)	(6,808,376)
Total	$89,672,218	$48,643,945

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note:

(a)
$8,138,153 (RMB 50,000,000), $8,138,153 (RMB 50,000,000), $13,021,046 (RMB 80,000,000) and $24,414,460 (RMB 150,000,000) will be due in each twelve-month period as of September 30, 2017, 2018, 2019 and 2020 respectively.

(b)
$2,021,517 (RMB 12,420,000) will be due in each twelve-month period as of September 30, 2014, 2015, 2016, 2017 and 2018 respectively, and $1,018,432 (RMB 6,270,000) will be due in the twelve-month period as of September 30, 2019. In November 2011 and in March 2012, $478,728 and $223,327 of financing costs were paid in connection with this loan and subject to amortization, with $284,835 and $139,519 recorded in Long-Term Prepayments as of September 30, 2013, respectively.

(c)	For the nine months ended September 30, 2013, the Company repaid the loan of $9,881,423 (RMB 61 million).

(d)	$24,414,460 (RMB 150,000,000) will be due in twelve-month period as of September 30, 2015.

(e)	$5,533,944 (RMB 34,000,000) and $2,441,446 (RMB15,000,000) will be due in each twelve-month period as of September 30, 2014 and 2015, respectively.

Interest expense for the nine months ended September 30, 2013 and 2012 amounted to $6,607,691 and $2,168,472 respectively. Interest expense for the three months ended September 30, 2013 and 2012 amounted to $2,518,195 and $797,471, respectively. The interest expense for the nine months ended September 30, 2013 and 2012 of $3,275,991 and $1,369,740, respectively was capitalized as part of construction in progress. The interest expense for the three months ended September 30, 2013 and 2012 that amounted to $1,674,807 and $0, was capitalized as part of construction in progress.

9.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30, 2013	December 31, 2012

Security deposits payable	$2,040,107	$-
Accrued interest	921,898	-
Accrued payroll	561,050	358,585
Unearned revenue	120,805	24,795
Welfare payable	13,222	12,886
Other	582,538	370,550
	$4,239,620	$766,816

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

10.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company was 35% for the each of the nine months ended September 30, 2013 and 2012. Net operating loss at September 30, 2013, which can be used to offset future taxable income, was approximately $3,576,000. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the nine months ended September 30, 2013 and 2012.

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

Provision for income tax consists of the following:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2013	2012	2013	2012

Current
USA	$-	$-	$-	$-
China	132,830	2,421,358	961	451,471
	132,830	2,421,358	961	451,471
Deferred
USA
Deferred tax asset for NOL carry forwards	80,682	150,907	13,741	22,024
Valuation allowance	(80,682)	(150,907)	(13,741)	(22,024)
	-	-	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	-	-	-
Net changes in deferred income tax under current portion	-	-	-	-

Non current portion
Deferred tax asset for NOL carry forwards	2,828,063	1,414,498	918,770	549,437
Temporary difference from airtime rights expenses	-	104,078	-	-
Temporary difference from capitalized interest	-	(67,644)	-
Valuation allowance	(2,828,063)	(1,414,498)	(918,770)	(549,437)
Net changes in deferred income tax under non-current portion	-	36,434	-	-

Net deferred income tax expenses (benefit)	-	36,434	-	-

Total provision for income tax	$132,830	$2,457,792	$961	$451,471

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

The change in total allowance for the nine months ended September 30, 2013 and 2012 was an increase of $2,908,745 and $1,565,405 respectively.

The change in total allowance for the three months ended September 30, 2013 and 2012 was an increase of $932,511 and $571,461 respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	EQUITY

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	EQUITY (CONTINUED)

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

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 4,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 4,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of September 30, 2013 and December 31, 2012 was approximately $0 and $18,250, respectively. On May 24, 2012, the 4,000 restricted shares were issued.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2012	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding As of September 30, 2013	18,000

For the nine months ended September 30, 2013 and 2012, the Company recognized approximately $0 and $36,500, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

For the three months ended September 30, 2013 and 2012, the Company recognized approximately $0 and $0, respectively, as stock-based compensation expense for its stock option plan, which is included in general and administrative expenses.

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

Following table summarizes the classification of assets and liabilities of the discontinued entity as at December 31, 2012.

Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida")

Current assets
Cash	$914,676
Other receivable	21,891
Others	3,141
Current assets of discontinued operations	939,708
Add back: Intercompany receivable elimination	2,525,133
Current assets of discontinued operations before intercompany elimination	3,464,841

Non-current asset
Property, plant & equipment	80,630
Long-term prepayments	2,009,003
Intangible assets	10,189,630
Non-current assets of discontinued	12,279,263
Add back: Long term investment elimination	2,062,183
Non-current assets of discontinued operations before intercompany elimination	14,341,446

Current liabilities
Accrued expenses	334,412
Tax payable	1,158
Current liabilities of discontinued operations	335,570
Add back: Intercompany receivable elimination	2,998,096
Current liabilities of discontinued operations before intercompany elimination	$3,333,666

At the date of disposal of June 3, 2013, the Company recorded $255,536 as loss from operations of discontinued entity and $999,133 as gain on disposal of discontinued entity.

 Following is the Gain/Loss Calculation for disposal of Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida") & its subsidiaries at the date of disposal of June 3, 2013:

Anhui Yida Gain/Loss calculation

Net assets of the Company as of December 31, 2012	$14,472,621

Loss from discontinued operations through June 3, 2013	(255,536)
Other Comprehensive income through June 3, 2013	311,611
Net assets of the Company As of June 3, 2013	14,528,696
Less: Non-controlling interest	(5,808,396)
Proceeds from disposal	9,719,432

Gain on Disposal of 60% interest of Anhui Yida & its subsidiaries	$999,133

Total Gain on Discontinued Operations	$743,597

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	NON-CONTROLLING INTEREST

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

	September 30, 2013	December 31, 2012

Beginning balance	$5,789,048	$6,064,267
Net loss attributed to non-controlling interest	(102,215)	(327,683)
Other comprehensive income attributable to non-controlling interest	(288,515)	52,464
	5,398,318	5,789,048
Deconsolidation of Anhui Yida (Transfer 60% interest to Anhui Xinguang)	(5,398,318)	-
Ending balance	$-	$5,789,048

14.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of September 30,	Amounts
2014	$82,051
2015	64,933
2016	64,287
2017	65,775
2018	67,352
Thereafter	1,153,522
Total minimum payments	$1,497,920

The Company incurred rental expenses of $220,354 and $291,181 for the nine months ended September 30, 2013 and 2012, respectively and which included $7,238 and $7,133, respectively, paid to Xin Hengji Holding Company Limited, a related party.

The Company incurred rental expenses of $53,437 and $113,761 for the three months ended September 30, 2013 and 2012, respectively and which included $2,430 and $2,369, respectively, paid to Xin Hengji Holding Company Limited, a related party.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(2) Capital commitments

China Yang-sheng Paradise

As of September 30, 2013, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $69,603,997 (RMB 427.64 million excluding interest to be capitalized)) of which the Company has completed and paid for approximately $68,239,592 (RMB 419.26 million). As of September 30, 2013, China Yang-sheng Paradise had been completed.

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

The Company paid approximately $512,852 and $556,418 to the Taining government for the nine months ended September 30, 2013 and 2012, respectively, and recorded as cost of revenue.

The Company paid approximately $244,159 and $283,430 to the Taining government for the three months ended September 30, 2013 and 2012, respectively, and recorded as cost of revenue.

(4) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $298,853 and $325,749 to the Taining government for the nine months ended September 30, 2013 and 2012, respectively, and recorded as selling expenses.

The Company paid approximately $145,072 and $169,186 to the Taining government for the three months ended September 30, 2013 and 2012, respectively, and recorded as selling expenses.

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

The Company paid approximately $45,953 and $107,296 to the Hua’an government for the nine months ended September 30, 2013 and 2012, respectively, and recorded as selling expenses.

The Company paid approximately $15,638 and $22,813 to the Hua’an government for the three months ended September 30, 2013 and 2012, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of September 30, 2013, the Company has paid to the Yongtai County local government 5 million RMB, or $0.80 million.

(5) Litigation

The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

 CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	RELATED PARTY TRANSACTIONS

Due to related parties

As of September 30, 2013, the Company had $23,226,289 (or RMB 142,700,000) and $4,165,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advitisement Co., Ltd. Those loans are unsecured, bear no interest and no due date is specified.

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

Basic and diluted:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2013	2012	2013	2012
Amounts attributable to common stockholders:
Net loss (income) from continuing operations, net of income taxes	$(10,502,820)	$1,566,157	$(3,628,177)	$(868,752)
Net loss (income) from discontinued operations, net of income taxes	845,812	(305,523)	-	(106,659)
Net loss (income) attributable to common stockholders	$(9,657,008)	$1,260,634	$(3,628,177)	$(975,411)
Net loss (income) attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continued operations	$(2.68)	$0.40	$(0.93)	$(0.22)
- Basic & diluted earnings/(loss) per share from discontinued operations	0.22	(0.08)	-	(0.03)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(2.46)	$0.32	$(0.93)	$(0.25)
Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,912,248	3,914,580	3,914,357
Potential common shares outstanding As of September 30, 2013:
Warrants outstanding	-	-	-	-
Options outstanding	18,000	18,000	18,000	18,000

For the three months and nine months ended September 30, 2013 and 2012, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	BUSINESS SEGMENTS

During the nine months ended September 30, 2013 and 2012, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Advertisement	$2,899,844	$14,126,023	$318,434	$3,168,963
Tourism	10,498,161	7,340,957	4,357,597	3,152,618
Total	$13,398,005	$21,466,980	$4,676,031	$6,321,581

Operating income(loss):
Advertisement	$432,016	$9,384,135	$(70,506)	$1,783,656
Tourism	(6,527,588)	(3,774,947)	(2,041,134)	(1,199,223)
Other	(229,089)	(430,080)	(38,892)	(62,578)
Total	$(6,324,661)	$5,179,108	$(2,150,532)	$521,855

Net income (loss):
Advertisement	$255,844	$6,777,264	$(79,865)	$1,270,471
Tourism	(10,528,106)	(4,779,944)	(3,509,015)	(2,076,299)
Other	(230,558)	(431,163)	(39,297)	(62,924)
Net (loss) income from continuing operations	(10,502,820)	1,566,157	(3,628,177)	(868,752)
Net (loss) income from discontinued operations	743,597	(507,136)	-	(177,058)
Total	$(9,759,223)	$1,059,021	$(3,628,177)	$(1,045,810)

Capital expenditure:
Advertisement	$-	$-	$-	$-
Tourism	71,654,206	9,501,793	25,693,791	4,158,961
Total	$71,654,206	$9,501,793	$25,693,791	$4,158,961

Intangible assets:	September 30, 2013	December 31, 2012
Advertisement	$-	$1,297,569
Tourism	51,275,351	50,151,161
Total	$51,275,351	$51,448,730

Identifiable assets:
Advertisement	$121,105	$1,692,232
Tourism	280,099,189	203,796,633
Others	6,366	71,901
Asset of continuing operations	$280,226,660	$205,560,766
Asset of discontinued operations	-	13,218,971
Total	$280,226,660	$218,779,737

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein. The unaudited interim consolidated financial statements furnished in this report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto and the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

Certain statements in this section contain “forward-looking statements.”  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

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

We currently operate the Great Golden Lake tourist destination (Global Geo-park, World Nature Heritage), Hua’An Tulou cluster (“Hua’An Tulou” or the “Earth Buildings”) tourist destination (World Culture Heritage), and Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total. Our media business provides media management service, including channel and advertisement management for the FETV since 2004 and the “Journey through China on the Train” on-board railway program (“Railway Media”). As of September 30, 2013, through our wholly owned subsidiaries in China, we have entered into three additional cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, (ii) the Fenyi County, Xinyu City, Jiangxi Province Government, and (iii) the Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education Television Station (“FETV”). Under these agreements, we have obtained:

(i)	the right to construction and development of the Royal Hot Spring World project,
(ii)
the right to invest in construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Yang-sheng Paradise”) (including the projects: (a) Salt Water Hot Spring SPA & Health Center, (b) Yang-sheng Holiday Resort, (c) World Yang-sheng Cultural Museum, (d) International Camphor Tree Garden, (e) Chinese Medicine and Herb Museum, (f) Yang-sheng Sports Club, (g) Old Town of Chinese Traditional Medicine, and (h) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”), and

(iii)	the five years (three year agreement with two year renewal) of exclusive management rights for the operation of the FETV channel (“FETV”).

Advertising business had been our primary source of revenue for the last two years before January 2013 because the tourism business has experienced serious disruptions from flooding and severe weather while the new advertisement regulatory restriction was not enforced by the local government. Our tourism business has become the primary source of our revenue since first quarter of 2013. The revenue from advertising has decreased as the new advertisement regulatory restriction is enforced and the revenue from tourism has been increased. However, any increase in revenue will depend on the recovery of Great Golden Lake from flooding and the progress we make in developing our existing and new projects in our other tourist destinations. Our advertising and tourism businesses are not seasonal. We have visitors to our parks throughout the year. In 2013, we do not anticipate significant new construction as we are focusing on maintaining and restoring our existing operations at Great Golden Lake and at Hua’an Tulou. We do not expect any construction or restoration to affect our existing operations.

We are subject to risks common to companies operating in China, including risks inherent in our commercialization efforts, uncertainty of regulatory approvals and laws, the need for future capital, and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

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

The new PRC regulations set forth by the State Administration for Radio, Film and Television, which bans certain television and radio advertisements, has had a negative effect on our revenues and certain clients have chosen to discontinue their advertisement with us. As a result of the new regulations, our revenues from the advertising business have declined significantly and the agreement with FETV expired in July 2013.  We expect the advertising business will continue to decline and eventually discontinue as we will focus on the tourism business only as discussed below.

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

However, as the Great Golden Lake resort continues to recover and we begin to generate revenue after the grand openings of three new tourism projects in the future, we believe that we will be able to maintain the high gross profit margins in the tourism segment.

Our tourism business has become the primary source of our revenue since first quarter of 2013. Yang-Sheng Paradise had grand opening and trial operation in October 2013 and we expect to open City of Caves by the second quarter of 2014. Also, we expect Yunding to continue to grow and Great Golden Lake to recover completely from the flooding.

Discontinued Operation

On June 3, 2013, Fujian Yunding Tourism Industrial Co., Ltd. (“Fujian Yida”), our subsidiary, entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Anhui Xingguang”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida Tourism Development Co. Ltd. (“Anhui Yida”) to Anhui Xingguang for RMB 60 million, or $9.72 million. Anhui Xingguang also assumed all the assets and liabilities of Anhui Yida.

Net income from discontinued operation was $743,597 for the nine months ended September 30, 2013. During the same period in 2012, net loss from discontinued operation was $507,136.

Net loss from discontinued operation was $0 and $177,058 for the three months ended September 30, 2013 and 2012.

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

Our corporate structure chart has changed to the following:

China Yida Holding Co., a Nevada corporation (CNYD)
100%
Keenway Limited, a Cayman Islands company
100%
Hong Kong Yi Tat International Limited, a Hong Kong company
Off Shore
On Shore
100%
Contractual Agreement
Fujian Jiaoguang Media Co. (VIE)
100%
Fujian Yida Tulou Tourism Development Co., Ltd
100%
Fujian Jintai Tourism Developments Co., Ltd ("WFOE")
Yida (Fujian) Tourism Group Limited
100%
Fuzhou Fuyu Advertising Co., Ltd
98%
2%
Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd
100%
Zhangshu(Yida) Investment Co., Ltd
100%
Zhangshu(Yida) Real Estate Development Co.,Ltd
100%
Fujian Yida Travel Service Co., Ltd.
100%
Jiangxi Fenyi (Yida) Tourism Development Co., Ltd
100%
Fenyi(Yida)Property Development Co.,Ltd
100%
Yongtai Yunding Resort Management Co.
100%
Yongtai Yunding Hotel Co.,Ltd
100%
Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd

Results of Operations

Results of Operations for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

During the three months ended September 30, 2013 and 2012, we have two main business segments – tourism and advertisement. The following table presents a summary of operating information for the three months ended September 30, 2013 and 2012:

				Increase/
(All amounts, other than	For The Three Months Ended September 30,		Increase/	(Decrease)
percentage, in U.S.			(Decrease)	Percentage
Dollar)	2013	2012	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$318,434	$3,168,963	$(2,850,529)	(89.95)
Tourism	4,357,597	3,152,618	1,204,979	38.22
Total net revenue	4,676,031	6,321,581	(1,645,550)	(26.03)

Cost of revenue
Advertisement	271,213	1,236,714	(965,501)	(78.07)
Tourism	1,893,844	1,618,473	275,371	17.01
Total cost of revenue	2,165,057	2,855,187	(690,130)	(24.17)

Gross profit	2,510,974	3,466,394	(955,420)	(27.56)

Selling expenses	2,755,654	2,104,616	651,038	30.93
General and administrative expenses	1,905,852	839,923	1,065,928	126.91
Loss (Income) from operations	(2,150,532)	521,855	(2,672,387)	(512.09)
Other expense, net	(554,364)	(77,124)	(477,240)	(618.80)
Interest income	6,999	8,686	(1,687)	(19.42)
Interest expense	(929,319)	(870,698)	(58,621)	(6.73)
Less: Provision for income tax	961	451,471	(450,510)	(99.79)
Net (loss) income from continuing operations	(3,628,177)	(868,752)	(2,759,425)	317.63
Gain(loss) on Discontinued Operations	-	(177,058)	177,058	(100.00)

Net (loss) Income	(3,628,177)	(1,045,810)	(2,582,367)	246.93
Net loss attributed to non-controlling interest:	-	70,399	(70,399)	(100.00)
Net (loss) income attributable to China Yida Holding Co.	$(3,628,177)	$(975,411)	$(2,652,766)	271.96

Net Revenue

Net revenue decreased by approximately $1.65 million or approximately 26.03%, from approximately $6.32 million for the three months ended September 30, 2012 to approximately $4.67 million for the three months ended September 30, 2013. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement and partially offset by increase in net revenue from tourism.

Advertisement

Advertisement revenue decreased by approximately $2.85 million or approximately 89.95%, from approximately $3.17 million for the three months ended September 30, 2012 to approximately $0.32 million for the three months ended September 30, 2013.

This decrease was primarily due to the instability of the railway media broadcast revenue. The program is broadcasted manually by the train attendant, and therefore we cannot monitor whether he/she has inserted the program tape or not and how he/she broadcasts the tape. Railway program is a 20 minute infomercial program with the content of tourism news and information. Advertising clients choose the length of the advertisement during the program, and the period of time they want the advertisement to be broadcasted.  Due to the instability of the railway program, recently all the clients decided not to purchase advertisement from the company, and they are considering discontinuing the railway promotion and terminating the cooperation with the Company. The advertisers were concerned with our lack of control over the frequency of program broadcast and therefore the company has lost all the clients which resulted in the decrease of revenue from railway media broadcast. We expect our revenue from railway media broadcast will continue to decline.

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focusing on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agreed to pay an annual fee of approximately $47,873 or RMB 300,000 to Railway Media Center for the first three years and approximately $55,852 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We did not generate income from the “Journey through China on the Train” program for the three months ended September 30, 2013 as compared to approximately $0.11 million for the three months ended September 30, 2012.

During this period, advertisement revenue from FETV also has experienced a decrease of 89.92% from $3.06 million to $0.31 million due to actions taken by domestic media authorities to regulate the broadcasting manner and content of TV advertising. Under the new regulatory measures, shopping programs, mini ads and certain medical advertisements have become restricted. On August 1, 2010, Fuyu, our wholly-owned subsidiary, entered into Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fujian Education Media”), pursuant to which, Fujian Education Media granted to us five years (three year agreement with two year renewal) of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focusing on tourism, successfully promote our own tourist attractions, improve the image of the FETV station around the tourism theme, and create a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts. The three-year management contract expired on July 31, 2013, and we did not renew the management contract with Fujian Education Media for the following two years.

Tourism

Tourism revenue increased by approximately $1.21 million or approximately 38.22% from approximately $3.15 million for the three months ended September 30, 2012 to approximately $4.36 million for the three months ended September 30, 2013, including approximately $1.74 million from Great Golden Lake resort, a decrease of $0.29 million or 14.29%, $2.44 million from Yunding Park, an increase of $1.57 million or 180.46%, and $0.18 million from Hua’an Tulou, a decrease of $0.07 million or 28%, as compared to the same period in 2012. The primary resources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists, partially offset by the decrease in revenue from Great Golden Lake resort and Hua’an Tulou. The revenue from Great Golden Lake resort decreased because we are still recovering from the severe flooding in 2011 and storm in 2012.  The decrease in revenue from Hua’an Tulou was due to strong competition among the homogeneous tourism destinations, including Nanjing Tulou Cluster and Yongding Tulou Cluster. We have to provide deeper ticket discount among the strong completion and the tourist consumption was also decreased. We expect this trend to continue in the future.

Cost of Revenue

Cost of revenues decreased by approximately $0.69 million or approximately 24.17%, from approximately $2.86 million for the three months ended September 30, 2012 to approximately $2.17 million for the three months ended September 30, 2013. The decrease in cost of revenue was primarily due to a decrease in cost of revenue from advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $0.97 million or approximately 78.07%, from approximately $1.24 million for the three months ended September 30, 2012 to approximately $0.27 million for the three months ended September 30, 2013. The decrease in cost of media businesses was primarily due to the decrease of railway program productions, because the Railway media clients have chosen to use less broadcast programs due to the instability associated with the railway broadcasting. Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $0.27 million or approximately 17.01%, from approximately $1.62 million for the three months ended September 30, 2012 to approximately $1.89 million for the three months ended September 30, 2013. The increase was primarily due to the increase in depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $0.96 million, or approximately 27.56%, from approximately $3.47 million for the three months ended September 30, 2012 to approximately $2.51 million for the three months ended September 30, 2013. Our gross profit margin was approximately 53.7% for the three months ended September 30, 2013, compared to approximately 54.83% for the three months ended September 30, 2012, representing a decrease of approximately 1%.

Advertisement

Gross profit from advertisement decreased by approximately $1.89 million, or approximately 97.56%, from approximately $1.93 million for the three months ended September 30, 2012 to approximately $0.04 million for the three months ended September 30, 2013. Gross profit margin from advertisement was approximately 14.83% for the three months ended September 30, 2013, compared to approximately 60.97% for the three months ended September 30, 2012. This decrease was primarily attributable to the decrease in revenue during the three months ended September 30, 2013 due to the instability of the railway media broadcasts while the fixed costs associated with FETV’s commercial airtime stayed the same.

Tourism

Gross profit from tourism increased by approximately $0.93 million, or approximately 60.59%, from approximately $1.53 million for the three months ended September 30, 2012 to approximately $2.46 million for the three months ended September 30, 2013. Gross profit margin from tourism was approximately 56.54% for the three months ended September 30, 2013, compared to approximately 48.66% for the three months ended September 30, 2012. The increase of gross profit was primarily attributable to the significant revenue increase from Yunding Park which offset the decrease of the revenue of Hua’an Tulou.

Selling Expenses

Selling expenses were approximately $2.76 million for the three months ended September 30, 2013, compared to approximately $2.11 million for the three months ended September 30, 2012, which represents an increase of approximately $0.65 million, or approximately 30.93%. The increase in selling expense was primarily due to the increase in various costs associated with the expansions at Yunding Park during the three months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses were approximately $1.91 million for the three months ended September 30, 2013, compared to approximately $0.84 million for the three months ended September 30, 2012, which represents an increase of approximately $1.07 million, or approximately 126.91%. This increase was due to the increase of administrative expenses for the operation of new tourism destinations.

Interest Expense

Interest expense was approximately $0.93 million for the three months ended September 30, 2013, representing an increase of approximately $0.06 million or approximately 6.73%, compared to approximately $0.87 million interest expense for the three months ended September 30, 2012. The increase in interest expense was primarily due to increase in the total amount of loans.

Income Tax

Income tax was approximately $0.001 million for the three months ended September 30, 2013, representing a decrease of approximately $0.45 million or approximately 99.87%, compared to the approximately $0.45 million income tax for the three months ended September 30, 2012. The decrease was primarily attributable to the decrease in revenue generated from Hua’an Tulou, as well as the decrease in the railway media revenue for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.  The provision for income tax for the three months ended September 30, 2013 was mainly derived from the net income before tax of the advertisement segment.

Net Loss

As a result of the above factors, we have net loss of approximately $3.63 million for the three months ended September 30, 2013 as compared to approximately $1.05 million for the three months ended September 30, 2012, representing a decrease of approximately $ 2.58 million or approximately 246.93%. The decrease was primarily attributable to the lower revenue generated from Hua’an Tulou, as well as the decrease of the railway media revenue for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.

Results of Operations for the Nine months ended September 30, 2013 as compared to the Nine months ended September 30, 2012

The following table presents a summary of operating information for the nine months ended September 30, 2013 and 2012:

				Increase/
(All amounts, other than	For The Nine Months Ended September 30,		Increase/	(Decrease)
percentage, in U.S.			(Decrease)	Percentage
Dollar)	2013	2012	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$2,899,844	$14,126,023	$(11,226,179)	(79.47)
Tourism	10,498,161	7,340,957	3,157,204	43.01
Total net revenue	13,398,005	21,466,980	(8,068,975)	(37.59)

Cost of revenue
Advertisement	2,038,196	4,227,122	(2,188,926)	(51.78)
Tourism	5,045,873	4,377,807	668,066	15.26
Total cost of revenue	7,084,069	8,604,929	(1,520,860)	(17.67)

Gross profit	6,313,936	12,862,051	(6,548,115)	(50.91)

Selling expenses	7,721,371	4,751,736	2,969,635	62.50
General and administrative expenses	4,917,226	2,931,207	1,986,019	67.75
Loss (Income) from operations	(6,324,661)	5,179,108	(11,503,769)	(222.12)
Other expense, net	(640,274)	(190,006)	(450,268)	236.98
Interest income	82,687	25,036	57,651	230.27
Interest expense	(3,487,742)	(990,189)	(2,497,553)	252.23
Less: Provision for income tax	132,830	2,457,792	(2,324,962)	(94.60)
Net (loss) income from continuing operations	(10,502,820)	1,566,157	(12,068,977)	(770.61)
Gain(loss) on Discontinued Operations	743,597	(507,136)	1,250,733	(246.63)

Net (loss) Income	(9,759,223)	1,059,021	(10,818,244)	(1021.53)
Net loss attributed to non-controlling interest:	102,215	201,613	(99,398)	(49.30)
Net (loss) income attributable to China Yida Holding Co.	$(9,657,008)	$1,260,634	$(10,917,642)	(866.04)

Net Revenue

Net revenue decreased by approximately $8.07 million or approximately 37.59%, from approximately $21.47 million for the nine months ended September 30, 2012 to approximately $13.40 million for the nine months ended September 30, 2013. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement, partially offset by increase in net revenue from tourism.

Advertisement

Advertisement revenue decreased by approximately $11.23 million or approximately 79.47%, from approximately $14.13 million for the nine months ended September 30, 2012 to approximately $2.90 million for the nine months ended September 30, 2013.

This decrease was primarily due to the instability of the railway media broadcast revenue. The program is broadcasted manually by the train attendant, and therefore we cannot monitor or whether he/she has inserted the program tape or not and how he/she broadcasts the tape. Railway program is a 20 minute infomercial program with the content of tourism news and information. Advertising clients choose the length of the advertisement during the program, and the period of time they want the advertisement to be broadcasted.  Due to the instability of the railway program, recently all the clients decided not to purchase advertisement from the company, and they are considering discontinuing the railway promotion and terminating the cooperation with the company. The advertisers were concerned with our lack of control over the frequency of program broadcast and therefore the company has lost all the clients have purchased fewer advertising spots from us which resulted in the decrease of revenue from railway media broadcast. We expect our revenue from railway media broadcast will continue to decline.

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produce so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focusing on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agreed to pay an annual fee of approximately $47,873 or RMB 300,000 to Railway Media Center for the first three years and approximately $55,852 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.06 million income from the “Journey through China on the Train” program for the nine months ended September 30, 2013 as compared to we generated approximately $0.38 million for the nine months ended September 30, 2012.

During this period, advertisement revenue from FETV experienced a decrease of 79.35% from $13.75 million to $2.84 million due to actions taken by domestic media authorities to regulate the broadcasting manner and content of TV advertising. Under the new regulatory measures, shopping programs, mini ads and certain medical advertisements have become restricted. On August 1, 2010, Fuyu, our wholly-owned subsidiary, entered into Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fujian Education Media”), pursuant to which, Fujian Education Media granted to us five years (three year agreement with two year renewal) of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focusing on tourism, successfully promote our own tourist attractions, improve the image of the FETV station around the tourism theme, and create a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts. The three-year management contract expired on July 31, 2013, and we did not renew the management contract with Fujian Education Media for the following two years.

Tourism

Tourism revenue increased by approximately $3.16 million or approximately 43.01% from approximately $7.34 million for the nine months ended September 30, 2012 to approximately $10.50 million for the nine months ended September 30, 2013, including approximately $3.61 million from Great Golden Lake resort, a decrease of $0.32 million or 8.14%, $6.37 million from Yunding Park, an increase of $3.99 million or 167.65%, and $0.52 million from Hua’an Tulou, a decrease of $0.51 million or 49.51%, as compared to the same period in 2012. The primary resources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at Yunding Park benefiting from effective marketing promotion activities and advertisement in China that led to an increase in number of tourists, partially offset by revenue decrease in Great Golden Lake resort and Hua’an Tulou. The revenue from Great Golden Lake resort decreased because we are still recovering from the severe flooding in 2011 and storm in 2012.  The decrease in revenue from Hua’an Tulou was due to strong competition among the homogeneous tourism destinations, including Nanjing Tulou Cluster and Yongding Tulou Cluster. We have to provide deeper ticket discount among the strong completion and the tourist consumption was also decreased. We expect this trend to continue in the future.

Cost of Revenue

Cost of revenues decreased by approximately $1.52 million or approximately 17.67%, from approximately $8.60 million for the nine months ended September 30, 2012 to approximately $7.08 million for the nine months ended September 30, 2013. The decrease in cost of revenue was primarily due to a decrease in cost of revenue from advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $2.19 million or approximately 51.78%, from approximately $4.23 million for the nine months ended September 30, 2012 to approximately $2.04 million for the nine months ended September 30, 2013. The Railway media clients demanded less broadcast programs due to the instability of the railway broadcasting, so the decrease in cost of media businesses was primarily due to the decrease of railway program productions.  Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $0.67 million or approximately 15.26%, from approximately $4.38 million for the nine months ended September 30, 2012 to approximately $5.05 million for the nine months ended September 30, 2013. The increase was primarily due to the increase in depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $6.55 million, or approximately 50.91%, from approximately $12.86 million for the nine months ended September 30, 2012 to approximately $6.31 million for the nine months ended September 30, 2013. Our gross profit margin was approximately 47.13% for the nine months ended September 30, 2013, compared to approximately 59.92% for the nine months ended September 30, 2012, representing a decrease of approximately 13%.

Advertisement

Gross profit from advertisement decreased by approximately $9.04 million, or approximately 91.3%, from approximately $9.9 million for the nine months ended September 30, 2012 to approximately $0.86 million for the nine months ended September 30, 2013. Gross profit margin from advertisement was approximately 29.71% for the nine months ended September 30, 2013, compared to approximately 70.08% for the nine months ended September 30, 2012. This decrease was primarily attributable to the decrease in revenue during the nine months ended September 30, 2013 due to the instability of the railway media broadcasts while the fixed costs associated with FETV’s commercial airtime stayed the same.

Tourism

Gross profit from tourism increased by approximately $2.49 million, or approximately 84%, from approximately $2.96 million for the nine months ended September 30, 2012 to approximately $5.45 million for the nine months ended September 30, 2013. Gross profit margin from tourism was approximately 51.94% for the nine months ended September 30, 2013, compared to approximately 40.36% for the nine months ended September 30, 2012. The increase of gross profit was primarily attributable to the significant revenue increase from Yunding Park which offset the decrease of the revenue of Hua’an Tulou.

Selling Expenses

Selling expenses were approximately $7.72 million for the nine months ended September 30, 2013, compared to approximately $4.75 million for the nine months ended September 30, 2012, which represents an increase of approximately $2.97 million, or approximately 62.5%. The increase in selling expense was primarily due to the increase in various costs associated with the expansions at Yunding Park during the nine months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses were approximately $4.92 million for the nine months ended September 30, 2013, compared to approximately $2.93 million for the nine months ended September 30, 2012, which represents an increase of approximately $1.99 million, or approximately 68%. This increase was due to the increase of administrative expenses for the operation of new tourism destinations.

Interest Expense

Interest expense was approximately $3.49 million for the nine months ended September 30, 2013, representing an increase of approximately $2.50 million or approximately 252.23%, compared to approximately $0.99 million interest expense for the nine months ended September 30, 2012. The increase in interest expense was primarily due to increase in the total amount of loans

Income Tax

Income tax was approximately $0.13 million for the nine months ended September 30, 2013, representing a decrease of approximately $2.32 million or approximately 94.6%, compared to the approximately 2.46 million income tax for the nine months ended September 30, 2012. The decrease was primarily attributable to the lower revenue generated from Hua’an Tulou, as well as the decrease in the railway media revenue for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.  The provision for income tax for the nine months ended September 30, 2013 was mainly derived from the net income before tax of the advertisement segment.

Net Income (Loss)

As a result of the above factors, we have net loss of approximately $9.76 million for the nine months ended September 30, 2013 as compared to net income of approximately $1.06 million for the nine months ended September 30, 2012, representing a decrease of approximately $10.82 million or approximately 1,021.53%. The decrease was primarily attributable to the lower revenue generated from Hua’an Tulou, as well as the decrease of the railway media revenue for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our principal sources of liquidity for the nine months ended September 30, 2013 were primarily the proceeds from long-term loans.

As of September 30, 2013, we had cash and cash equivalents of approximately $2 million as compared to approximately $5.66 million as of December 31, 2012, representing a decrease of $3.66 million. Our principal sources of liquidity during the nine months ended September 30, 2013 were primarily the proceeds from loans.  Net proceeds from bank loans for the nine months ended September 30, 2013 was approximately $42.27 million.

As of September 30, 2013, our working capital deficit was approximately $32.41 million, compared to the working capital deficit of approximately $2.25 million as of December 31, 2012.

The following table sets forth a summary of our cash flows for the years indicated:

	For the Nine Months Ended September 30,
	2013	2012

Net cash used in (provided by) operating activities in of continuing operations	$(7,702,550)	$6,847,512
Net cash used in investing activities of continuing operations	$(71,866,584)	$(13,836,892)
Net cash provided by financing activities of continuing operations	$75,830,430	$9,193,658
Net cash used in (provided by) discontinued operations	$(864,491)	$503,234

Net cash used in operating activities of continuing operations was approximately $7.7 million for the nine months ended September 30, 2013, compared to net cash provided by operating activities of continuing operations of approximately $6.85 million for the nine months ended September 30, 2012.  The decrease of $14.55 million was primarily due to the net loss of $9.76 million for the nine months ended September 30, 2013 as compared to the net income of $1.06 million for the nine months ended September 30, 2012.

Net cash used in investing activities of continuing operations was approximately $71.87 million for the nine months ended September 30, 2013, compared to approximately $13.84 million for the nine months ended September 30, 2012.  The increase of $58.03 million in net cash used in investing activities was primarily due to the increase of $70.77 million in the construction cost related to China Yang-sheng Paradise, which has been transferred to property and equipment during the nine months ended September 30, 2013. As of September 30, 2013, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $69,603,997 (RMB 427.64 million excluding interest to be capitalized)) of which the Company has completed and paid for approximately $68,239,592 (RMB 419.26 million).

Net cash provided by financing activities of continuing operations amounted to approximately $75.83 million for the nine months ended September 30, 2013, compared to approximately $9.19 million for the nine months ended September 30, 2012, representing an increase of approximately $66.64 million.  The increase in net cash provided by financing activities was mainly because of the higher amount of bank loans obtained during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Net cash used in discontinued operations was approximately $0.86 million for the nine months ended September 30, 2013, compared to net cash provided by discontinued operations of approximately $0.5 million for the nine months ended September 30, 2012.

Bank loans

As of September 30, 2013, the Company had six bank loans from three institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $2.03 million from China Minsheng Banking Corp, Ltd. pursuant to the loan agreement dated July 22, 2013. The loan bears interest at 10% per annum, and is due July 22, 2014.

2.	A loan for approximately $2.03 million from China Minsheng Banking Corp, Ltd. pursuant to the loan agreement dated July 25, 2013. The loan bears interest at 10% per annum, and is due July 25, 2014.

3.
A loan for approximately $53.71 million from China Minsheng Banking Corp, Ltd. pursuant to the loan agreement dated November 23, 2012. It bears interest rate at 9% per annum. $8,138,153 (RMB 50,000,000), $8,138,153 (RMB 50,000,000), $13,021,046 (RMB 80,000,000) and $24,414,460 (RMB 150,000,000) will be due in each twelve-month period as of September 30, 2017, 2018, 2019 and 2020 respectively. It is secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors.

4.
A loan for approximately $11.13 million from Industrial and Commercial Bank of China Limited pursuant to the loan agreement dated January 26, 2011.  The loan bears interest at 7.76% per annum. $2,021,517 (RMB 12,420,000) will be due in each twelve-month period as of September 30, 2014, 2015, 2016, 2017 and 2018 respectively, and $1,018,432 (RMB 6,270,000) will be due in the twelve-month period as of September 30, 2019. It is collateralized by the right to collect ticket sales at the Great Golden Lake.

5.
A Loan for approximately $24.41 million from China Minsheng Banking Corp, Ltd. pursuant to the loan agreement dated March 6, 2013. The loan bears interest rate at 12.50% per annum. $24,414,460 (RMB 150,000,000) will be due in twelve-month period as of September 30, 2015. It is secured by secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral.

6.
A loan for approximately $7.98 million from China Minsheng Banking Corp, Ltd. pursuant to the loan agreement dated February 20, 2012. The loan bears interest at 11.97% per annum. $5,533,944 (RMB 34,000,000) and $2,441,446 (RMB15,000,000) will be due in each twelve-month period as of September 30, 2014 and 2015 respectively. It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the next 12 months, we have approximately $11.62 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts. There is no assurance that we will be able to do this.

We believe that we can manage our capital need for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations. As of September 30, 2013:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$101,296,757	$11,624,538	$30,898,941	$20,319,341	$38,453,937
Operating Lease Obligations	1,497,920	82,051	129,220	133,127	1,153,522
Total	$102,794,677	$11,706,589	$31,028,161	$20,452,468	$39,607,459

Capital commitments

China Yang-sheng Paradise

As of September 30, 2013, the total estimated contract costs to complete China Yang-sheng Paradise are approximately $69,603,997 (RMB 427.64 million excluding interest to be capitalized)) of which the Company has completed and paid for approximately $68,239,592 (RMB 419.26 million). As of September 30, 2013, the initial construction of China Yang-sheng Paradise project had been completed. In the future, we will continue constructing and improving the project which may include parking lot expansion, hotels and restaurants, and additional SPA services.

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

The Company paid approximately $512,852 and $556,418 to the Taining government for the nine months ended September 30, 2013 and 2012, respectively, and recorded as cost of revenue.

The Company paid approximately $244,159 and $283,430 to the Taining government for the three months ended September 30, 2013 and 2012, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $298,853 and $325,749 to the Taining government for the nine months ended September 30, 2013 and 2012, respectively, and recorded as selling expenses.

The Company paid approximately $145,072 and $169,186 to the Taining government for the three months ended September 30, 2013 and 2012, respectively, and recorded as selling expenses.

In December 2008, we entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Hua’an Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.

The Company paid approximately $45,953 and $107,296 to the Hua’an government for the nine months ended September 30, 2013 and 2012, respectively, and recorded as selling expenses.

The Company paid approximately $15,638 and $22,813 to the Hua’an government for the three months ended September 30, 2013 and 2012, respectively, and recorded as selling expenses.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay 5 million RMB, or approximately $0.80 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. As of September 30, 2013, the Company has paid to the Yongtai County local government 5 million RMB, or $0.80 million.

2013-2014 Outlook

In 2013, the Company will continue constructing and developing two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. The constructions were in line with our schedule. Yang-sheng Paradise had trial open to the public in October 2013, and we expect to open City of Caves to the public by the second quarter of 2014. In 2012, we had completed Yunding Park’s second phase of construction. In addition, in June 2011, we announced the establishment of our new subsidiary, Fujian Yida Travel Service Co., Ltd. From May to July 2012, we further established five new wholly-owned subsidiaries, including Zhangshu (Yida) Real Estate Development Co., Ltd., Zhangshu (Yida) Investment Co., Ltd., Fenyi (Yida) Property Development Co., Ltd., the primary business focus of which will be in tourism-related real estate investment, project management, and consulting in China. On July 30, 2012, we established Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd., the primary business focus of which will be to operate Yunding performance and show events. On June 26, 2013, we formed a wholly owned subsidiary, Yunding Hotel Management Co., Ltd. (“Yunding Hotel”), the primary business of which is to operate and manage the hotel and its facilities at Yunding Park. Over the next few years, we will focus on developing our five tourist destinations.

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

In the opinion of the Company’s management, the unaudited consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the nine and three months ended September 30, 2013 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30, 2013	December 31, 2012
Total current assets *	$12,205,265	$12,317,151
Total assets	$12,212,916	$12,324,608
Total current liabilities #	$11,077,825	$10,829,647
Total liabilities	$11,077,825	$10,829,647

* Including intercompany receivables of $12,187,373 and $12,312,288 as at September 30, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

# Including intercompany payables of $11,031,669 and $10,785,266 as at September 30, 2013 and December 31, 2012, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2013 and December 31, 2012.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights:

For the nine months ended September 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$3,606,706	$512,986

Profit sharing costs	512,852	-
Nature resource compensation expenses	298,853	45,953
Total paid to the local governments	811,705	45,953

Net receipts	$2,795,001	$467,033

For the nine months ended September 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$3,926,123	$1,033,337

Profit sharing costs	556,418	-
Nature resource compensation expenses	325,749	107,296
Total paid to the local governments	882,167	107,296

Net receipts	$3,043,956	$926,041

For the three months ended September 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,741,215	$177,774

Profit sharing costs	244,159	-
Nature resource compensation expenses	145,072	15,638
Total paid to the local governments	389,231	15,638

Net receipts	$1,351,984	$162,136

For the three months ended September 30, 2012
	Fujian Jintai	Tulou

Gross receipts	$2,028,011	$245,453

Profit sharing costs	283,430	-
Nature resource compensation expenses	169,186	22,813
Total paid to the local governments	452,616	22,813

Net receipts	$1,575,395	$222,640

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of September 30, 2013 and December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following reason:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
10.1	Loan agreement among Jiangxi Zhangshu Yida Tourism and Development Co., Ltd., Wang Qiaoqia and China Minsheng Banking Corp., Ltd., Fuzhou Branch, dated July 22, 2013
10.2	Loan agreement among Jiangxi Zhangshu Yida Tourism and Development Co., Ltd., Wang Qiaoqia and China Minsheng Banking Corp., Ltd., Fuzhou Branch, dated July 25, 2013
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.
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

CHINA YIDA HOLDING, CO.

Date: November 14, 2013	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)