Form 10-K
period 2013-12-31
CHINA YIDA HOLDING, CO.
filed 2014-03-31
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on NASDAQ Capital Market exchange on such date was $4.1 million.

The number of shares outstanding of the registrant’s common stock as of March 28, 2014 was 3,914,580 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders which the registrant plans to file with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013
Part III

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

Our advertisement segment currently operates and manages the “Journey through China on the Train” programming (“Railway Media”) on China’s high-speed railway networks. Prior to August 2013, we also operated and managed the Fujian Education Television Channel (“FETV”), a province wide television channel in Fujian.

Our tourism segment currently has four destinations that are open to the public. They are (i) the Great Golden Lake tourist destination (the “Great Golden Lake,” titled with Global Geopark and the part of China Danxia – a World Natural Heritage Site granted by the United Nations Educational, Scientific and Cultural Organization (“UNESCO”)) in Taining County, Fujian, (ii) Yunding Recreational Park (a large-scale recreational park, or the “Yunding Park”) in Yongtai County, Fujian, and (iii) Hua’An Tulou Cluster (the “Earth Buildings” or “Tulou,” part of Fujian Tulou – a World Cultural Heritage Site granted by UNESCO) in Hua’An County, Fujian, and (iv) the China Yang-sheng (Nourishing Life) Paradise (“Yang-sheng Paradise”), a theme park style destination featuring a rare salt water hot spring located in Zhangshu, Jiangxi. We also currently have one destination that is under the construction, the City of Caves (“City of Caves”), an underground natural attraction located in Xinyu, Jiangxi.

In 2011, we started to construct and develop Yunding Park’s second phase of construction and new tourism projects, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province. The construction was in line with our schedule. We completed the second phase of construction of Yunding Park by the end of 2012. We completed the first phase construction of Yang-sheng Paradise and open it to the public for trial in October, 2013, We expect to complete the first phase construction of City of Caves  and open it to the public by the 3rd  quarter of 2014.

Our Corporate History and Structure

China Yida Holding Co. was organized as a Delaware Corporation in June 4, 1999, formerly known as Apta Holdings, Inc. (“China Yida Delaware”). On August 1, 2012, our board of directors and majority stockholders adopted written consents to approve an amendment to the Company’s Certificate of Incorporation to effectuate a one-for-five reverse stock split of the Company’s common stock. On November 16, 2012, China Yida Delaware filed a Certificate of Amendment of the Company’s Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effectuate the reverse stock split. Any fractional share was rounded to the next whole share. On November 19, 2012, China Yida Delaware consummated a merger (the “Reincorporation”) with and into its wholly-owned subsidiary, China Yida Holding Co., a Nevada corporation (“China Yida Nevada”), pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by China Yida Nevada and China Yida Delaware on November 19, 2012. As a result of the Reincorporation, we are now a Nevada corporation. In addition, the articles of incorporation and bylaws of China Yida Nevada are now our governing documents.

Share Exchange Transaction and Our subsidiaries

Keenway Limited was incorporated under the laws of the Cayman Islands on May 9, 2007 for the purpose of functioning as an off-shore holding company to obtain ownership interests in Hong Kong Yi Tat International Investment Co., Ltd (“Hong Kong Yi Tat”), a company incorporated under the laws of Hong Kong.  Immediately prior to the Reverse Merger (defined below), Mr. Minhua Chen and his wife, Ms. Yanling Fan, were the majority shareholders of Keenway Limited.

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Minhua Chen, Yanling Fan, Xinchen Zhang, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 18,180,649 newly issued shares (or 90,903,246 shares prior to the reverse stock split on November 16, 2012) of our common stock and 728,359 shares (or 3,641,796 shares prior to the reverse stock split on November 16, 2012) of our common stock which were transferred from some of our then existing shareholders (the “Reverse Merger”). As a result of the closing of the Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

Hong Kong Yi Tat was incorporated under the laws as the holding company of our operating entities, (i) Fujian Jintai Tourism Development, Co, Ltd. (“Fujian Jintai Tourism”), (ii) Yida (Fujian) Tourism Group., Ltd., formerly known as, Fujian Yunding Tourism Industrial Co., Ltd. (“Fujian Yida”), (iii) Fujian Jiaoguang Media, Co., Ltd. (“Fujian Jiaoguang”), and (iv) Fujian Yida Tulou Tourism Development Co. Ltd. (“Tulou”).  Hong Kong Yi Tat does not have any other operations.

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

Moreover, the other reason to use a Cayman Islands company is to facilitate the share transfer with a U.S. public entity at the later date. Transferring equity at both the Hong Kong level or at the PRC level will require complicated governmental filings and/or approval procedures to effect the transfer, as well as tax filings and payment of fees or taxes. Transferring equity of a Cayman Islands company, on the other hand, is subject to a relatively simple governmental procedure for completion of the transfer and generally is free from any taxes under the laws of Cayman Islands.  Accordingly, we decided to use Keeway Limited, a Cayman Islands company as the parent of the Hong Kong company which in turn owned the PRC operating entities.

Fujian Jintai Tourism

Fujian Jintai Tourism was formed on October 29, 2001.  Its primary business is tourism operation at the Great Golden Lake.  The Company offers bamboo rafting, parking lot service, photography services and ethnic cultural communications.

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

On March 16, 2010, Fujian Yida formed a wholly-owned subsidiary, Yongtai Yunding Resort Management Co., Ltd. (“Yunding Resort Management”) with its address at No. 68 Xianfu Road, Zhangcheng Town, Yongtai County, China.  Yunding Resort Management has currently no material business operations.  Yunding Park was opened on September 28, 2010. We plan to develop Yunding Resort Management into a business entity primarily focusing on the management services of Yunding Park when the second phase development of Yunding Park is completed.

On April 12, 2010, our operating subsidiary Fujian Yida, which was called “Fujian Yunding Tourism Industrial Co., Ltd.,” changed its name to “Yida (Fujian) Tourism Group Limited”.  This was to reflect its new role of expanding our business in operations of domestic tourism destinations in China by acquiring new tourism destinations.

On April 15, 2010, Fujian Yida entered into agreement with Anhui Xingguang Group to set up a joint venture – Anhui Yida Tourism Development Co. Ltd. (“Anhui Yida”). Fujian Yida and Anhui Xingguang Group own 60% and 40% of the equity interest of Anhui Yida, respectively.  The primary business of Anhui Yida was development of the Ming Dynasty Entertainment World.  On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Anhui Xingguang”), pursuant to which Anhui Xingguang assumed all the equity interest in Anhui Yida as well as all the assets and liabilities of Anhui Yida., including its two subsidiaries.

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

On June 24, 2011, Fujian Yida formed a wholly owned subsidiary, Fujian Yida Travel Service Co., Ltd. (“Yida Travel”). The total paid-in capital of Yida Travel was $1,546,670 (RMB10 million).  Its primary business is to conduct domestic and international traveling services in China, including operating the direct sales of travel services for our current tourist destinations at the Great Golden Lake, Yunding Recreational Park, and Hua’An Tulou Cluster, China Yang-sheng (Nourishing Life) Paradise, and the City of Caves which is under construction.

On May 11, 2012, Jiangxi Zhangshu formed a wholly owned subsidiary, Zhangshu (Yida) Real Estate Development Co., Ltd. (“Zhangshu Development”). The total paid-in capital of Zhangshu Development was $792,532 (RMB 5 million). Its primary business is to conduct business of real estate development and sales in China.

On May 16, 2012, Anhui Yida formed a wholly owned subsidiary, Bengbu (Yida) Real Estate Development Co., Ltd. (“Bengbu Yida”). The total paid-in capital of Bengbu Yida was $1,268,050 (RMB 8 million). Its primary business is to conduct business of real estate development in China.  As a result of the stock transfer agreement by and between Fujian Yi da and Anhui Xingguang dated June 3, 2013, Anhui Xingguang acquired all the equity interests in Anhui Yida and assumed all the assets and liabilities of Anhui Yida including the equity interests in Bengbu Yida.

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

On July 20, 2012, Anhui Yida formed a wholly owned subsidiary, Bengbu (Yida) Investment Co., Ltd. (“Bengbu Investment”). The total paid-in capital of Bengbu Investment was $792,532 (RMB 5 million). Its primary business is to conduct real estate investment, project management and consulting in China. As a result of the stock transfer agreement by and between Fujian Yi da and Anhui Xingguang dated June 3, 2013, Anhui Xingguang acquired all the equity interests in Anhui Yida and assumed all the assets and liabilities of Anhui Yida including the equity interests in Benhu Investment.

On July 30, 2012, Fujian Yida formed a wholly owned subsidiary, Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd. (“Yida Arts”). The total paid-in capital of Yida Arts was $792,532 (RMB 5 million). Its primary business is to operate Yunding performance and show events.

On June 26, 2013, Fujian Yida formed a wholly owned subsidiary, Yongtai Yunding Hotel Co, Ltd (“Yida Hotel”). The total paid-in capital of  Yida Hotel was $4,860,000 (RMB 30 million). Its primary business is operating Yunding hotel services.

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
Yida (Fujian) Tourism Group Limited
100%
Fuzhou Fuyu Advertising Co., Ltd
100%
100%
Jiangxi Fenyi (Yida) Tourism Development Co., Ltd
100%
Yongtai Yunding Resort Management Co.
100%
Yongtai Yunding Hotel Co.,Ltd
100%
Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd
98%
2%
Jiangxi Zhangshu (Yida) Tourism Development Co., Ltd
Fujian Yida Travel Service Co., Ltd.
100%
Fenyi(Yida)Property Development Co.,Ltd
100%
100%
Zhangshu(Yida) Investment Co., Ltd
Zhangshu(Yida) Real Estate Development Co.,Ltd

* Each of Fujian Jiaoguang and Yunding Resort Management currently has no material business operations.

Our Wholly Foreign Owned Enterprises

We have three wholly foreign owned Enterprises. Fujian Jintai Tourism Development Co., Ltd., Fujian Yida Tulou Tourism Co., Ltd. and Yida (Fujian) Tourism Group, Ltd.

Our Variable Interest Entity Agreements

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

On August 1, 2010, Fuyu, our wholly-owned subsidiary,  entered into a Fujian Education Television Channel Project Management Agreement (the “Management Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fuijan Education Media”), pursuant to which, Fujian Education Media granted to us five years of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015 (the “Term”), with the first three years of the Term, from August 1, 2010 to July 31, 2013, as phase I (the “Phase I”) and the remaining two years of the Term, from August 1, 2013 to July 31, 2015, the phase II (the “Phase II”). At the end of Phase I, we and Fujian Education Media shall conduct full performance review of our cooperation under the Management Agreement. If we and Fujian Education mutually agree that there is no event of violation or breach of contract, the Management Agreement shall be extended to Phase II. Additionally, Fujian Education Media will also review our operations and make an assessment as to whether it would be profitable for them to continue the arrangement. If they determine that the future operations will not be successful, they can terminate the Agreement and not move forward with Phase II. During the Phase I Period and Phase II Phase, we shall pay annual payment of RMB 12,000,000 ($1,893,000 USD) to Fujian Education TV Station for the first year and shall be increased by 20% per year for each of subsequent years during two phases.

Under the Management Agreement, we obtained the full rights to provide programming and content management services and to re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focused on tourism, successfully promoting our own tourist attractions branding the FETV station around the tourism theme and creating a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts.

The scope of Fuyu’s business activities in its business license is for the design, production, distribution and agency of all kinds of domestic advertisement. Fuyu mainly engages in the business of advertisement through television channels and Fuyu does not conduct any operations outside the business scope of its business license. Our advertisement business, however, is not restricted or prohibited by Guideline Catalogue for Foreign Investors. According to Administration Rules of Foreign Invested Advertisement Enterprise, foreign investors are allowed to invest in the business of advertisements. We decided to shift our contractual agreement with FETV from Fujian Jiaoguang to Fuyu since we believe that the wholly-owned, direct subsidiary relationship would provide our shareholders with additional comfort because the income is generated by our direct subsidiary. We structured the transaction in this manner because neither Circular 75 nor Circular 10 covers the issue regarding the daily business operation of Fuyu because Fuyu has obtained business license from the SAIC and is able to conduct its business according to its business license.

FETV is broadcasting 24 hours per day. The maximum advertising minutes is about 20% of daily broadcasting hours. We do not devote any advertising minutes to our own tourist attractions and only introduce our tourist attractions within the TV program. In 2012, we sold an aggregate of 400 hours of advertising, or approximately 40% of the total advertising time available.  In 2013, we sold an aggregate of 200 hours of advertising. We did not have any advertising customers, including advertising agencies, which account for more than 10% of our revenues.

The Management Agreement with FETV expired in July 2013.  As a result, we discontinued the FETV operation.

Railway Media

In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we will produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. The infomercial programs will be broadcast on seven railway lines into Tibet, all high speed motor trains in China with TV panels made available by Ministry of Railways of P.R. China and cable TV channels covering 18 railway bureaus. We will pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. We will generate revenue from selling product placement advertisements. We plan not to renew the agreement with China’s Railway Media center business when the agreement expires in 2015.

Tourism

The Great Golden Lake

The Great Golden Lake is located in Taining County, surrounding Sanming, Nanping of Fujian Province and Nanchang of Jiangxi Province. This tourist attraction covers more than approximately 230 square kilometers, including five main scenic areas: (1) the Golden Lake; (2) Shangqing River; (3) Zhuangyuan Rock; (4) Luohan Mountain; and (5) Taining Old Town.

We charge our visitors to visit our parks and to experience the natural amusements located at the Great Golden Lake. The following is a list of the typical fees we charge our visitors: (i) entrance to the Great Golden Lake is $12.50 per person (RMB 80); (ii) Shangqing River is $15 per person (RMB 95); (iii) Zhuangyuan Rock is $6.25 per person (RMB 40); (iv) Luohan Mountain is $6.25 per person (RMB 40); Dadi Tulou cluster is $14.07 per person (RMB 90); Shangping Tulou cluster is $9.38 per person (RMB 60); and Yunding Park is $18.76 per person (RMB 120). We offer a group discount of between 20 to 60% depending on the group size and time of year/week visiting the park. In 2013, we had approximately 325,000 visitors to the Great Golden Lake, as compared to 339,000 visitors in 2012.

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

Yunding Park

On November 27, 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtai government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement.  As of December 31, 2013, we have invested approximately $82.9 million to build the tourism, transportation and entertainment facilities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida was responsible for the development and operations of Yunding Park. Now we have completed the second phase of Yunding Park. Yunding Resort Management will be responsible for the management services of Yunding Park. We generate revenue from entrance fees, cable cars, restaurants, lodgings and entertainment activities.

Hong Kong Yi Tat incorporated Fujian Yida for handling the business operation and receiving revenues from the ticket sales at Yunding Park. Under the Tourist Destination Cooperative Development Agreement, Hong Kong Yi Tat is entitled to: (1) the ticket sales revenue, provided, that, we are required to pay a total of 5 million RMB ($790,000 USD) to the Yongtai County People’s Government over the course of the first 10 years of the Agreement; (2) the earnings excluding 5% of the actual ticket sales during that time in the second ten years; (3) the earnings excluding 6% of the actual ticket sales during that time in the third ten years and (4) the earnings excluding 7% of the actual ticket sales during that time in the fourth ten years. By the end of 2013, we had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million). Hong Kong Yi Tat contributes the revenue to Fujian Yida, however, there is no agreement between Hong Kong Yi Tat and Fujian Yida regarding payment or entitlement to revenue under the Tourist Destination Cooperative Agreement or any other agreement.

Yunding Park opened to the public on September 28, 2010. In 2013, we had total gross ticket sales of 21.2 million RMB ($3.47 million USD) as compared to 8.3 million RMB ($1.32 million USD) in 2012. In 2013, we had 259,000 visitors to Yunding Park as compared to 165,000 visitors in 2012.

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

In 2012, Hua’an Tulou Cluster had 94,000 visitors and gross ticket sales of approximately $900,000 USD, and we paid the Hua’an County government $128,000 USD). In 2013, Hua’an Tulou Cluster had 53,000 visitors, a decrease of 43%, and gross ticket sales of approximately $421,000, a decrease of 53% as compared to 2012, and we paid the Hua’an County government $61,000 USD. We are facing strong competition among the homogeneous tourism destinations such as Nanjing Tulou Cluster and Yongding Tulou Cluster. The gross ticket sales decrease of 53% because we have to provide deeper ticket discount among the strong consumption and the tourist consumption was also decreased. We expect this trend to continue in the future.

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

On April 20, 2010, Anhui Yida was established with a total registered capital of RMB100 million (approximately $14.6 million USD). Fujian Yida and Anhui Xingguang own 60% and 40% of the equity interest of Anhui Yida. The business scope of Anhui Yida is tourism destination, project development, parking services, photo services and real estate management services. China Yida is required to contribute approximately RMB60 million (approximately $8.78 million) to retain 60% equity of Anhui Yida, and Anhui Xingguang is required to contribute approximately RMB40 million (approximately $5.8 million) to retain 40% equity of Anhui Yida. Anhui Xingguang is a reputable private company with businesses in the real estate and commercial sectors locally. This Project Company is expected to combine the expertise in real estate development, tourism and commerce from both shareholders. China Yida will be responsible for the planning and operation of the Ming Dynasty Entertainment World. For the first phase of construction, Anhui Yida budgeting approximately RMB250 million (approximately $36.6 million), with China Yida and Anhui Xingguang contributing on a pro rata basis, and includes the purchase of the 40-year land use rights for a parcel of approximately 41.185 acres (commercial land use, "Commercial Land") and another parcel of approximately 82.37 acres (industrial land use, "Industrial Land") as well as the construction of the Royal Hot Spring World. Pursuant to the terms of a lease transfer agreement, Anhui Yida will be allowed to lease a larger piece of land with approximately 4,500 Mu (approximately 740 acres, ecological land use, "Ecological Land") for approximately RMB350,000 (approximately $51,300) per annum from the local residents. Copies of the lease transfer agreement and the original lease agreements are attached hereto as Exhibit 10.28 and Exhibits 10.32 to 10.36. This lease transfer agreement is only for the management rights of the property and, therefore, we would not be required to obtain land-use rights from the local PRC government.

As of December 31, 2013, Fujian Yida and Anhui Xingguang contributed a total of RMB 100 million ($15,800,000 USD) to Anhui Yida as the registered capital. Of the RMB 100 million ($15,800,000 USD) that has been contributed, we contributed RMB 65 million ($9,500,000 USD) and Anhui Xingguang contributed RMB 40 million ($6,300,000 USD). Anhui Xingguang is responsible for 40% of profits and losses while Fujian Yida is responsible for 60% of profits and losses. We will receive 60% of the revenue generated from Anhui Yida.

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to Anhui Xingguang for RMB 60 million, or $9.72 million. Anhui Xingguang also assumed all the assets and liabilities of Anhui Yida.

As such, the Ming Dynasty Entertainment World operation was discontinued.

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

The SPA Center and the Resort Hotel was open to the public in October, 2013.

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

The first phase, mainly composed of Altair Cave and Vega Cave, is scheduled to start trial operation by the 3rd quarter of 2014. The second phase is expected to include the Hanmao Cave Cluster and the third phase will include the tourism resources of Dagang Mountain. Investment budget for each phase will be RMB100 million ($14.7 million), with a total budget of RMB300 million ($44.1 million). The City of Caves will attract tourists who are visiting the several nearby world-class tourism destinations, including Sanqing Mountain, Longhu Mountain, Jinggang Mountain, and Lu Mountain, all of which are famous and popular attractions in China. In addition, the Project is approximately a one-hour drive from China Yida's Yang-sheng Paradise, which means the Company can integrate the resources of the two projects and launch a very cost-effective and powerful integrated marketing campaign. The Project will be designed to provide comprehensive cultural background and will feature a high level of interaction between natural views and entertainment experiences, as compared to simple sightseeing of peer caves. We formed a limited liability company and committed RMB 60 million (approximately $9 million) of capital investment.  As of December 31, 2013, the Company has paid RMB 85 million (approximately $13.5 million USD) for the construction of The City of Caves.

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

The City of Caves did not have any visitors in 2013 because this site has not officially opened to the public and we expect to open it to the public by the 3rd quarter of 2014.

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

The principal regulations governing [advertising and tourism businesses tourism China include:

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

Employees

As of March 2014, we have a total of 826 full-time employees in our Creation Division, Management Division and Marketing Division, including 20 executive officers and senior management.

ITEM 1A. RISK FACTORS.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business

The substantial and continuing net losses, and significant on-going working capital deficit incurred in the past few years, may require us to change our business plan or even may cause us not to be able to continue our operations if sufficient funding and/or additional cash from revenues is not realized

We have incurred net losses of $16,354,397 and $607,187 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, our working capital deficits were $43,039,824 and $2,251,390, respectively.

We have incurred significant negative cash flows from operative activities, and continuing net losses and working capital deficits that allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us obtaining adequate capital resources to fund operating losses until we become profitable. Management’s plans to obtain additional capital resources include (1) obtaining capital from the sale of its substantial assets, (2) generating and recovery of tourism revenue, and (3) short-term and long-term borrowings from banks, stockholders or other related party(ies) when needed. However, management cannot provide any assurance that we will be successful in accomplishing any of its plans. If we are unable to secure additional capital, as circumstances require, or do not succeed in meeting our profit objectives we may be required to change or cease our operations.

In order to increase our revenues, we believe we must further expand our business operations. We cannot assure you that our internal growth strategy will be successful which may result in a negative impact on our growth, financial condition, results of operations and cash flow.

In order to maximize the potential growth in our current and potential markets, we believe that we must further expand the scope of our services in the tourism industry. One of our strategies is to grow internally through increasing the customers  and locations where we promote tourism by penetrating existing markets in the PRC and entering new geographic markets in PRC as well as other parts of Asia and globally.  However, many obstacles to this expansion exist, including, but not limited to, increased competition from similar businesses, international trade and tariff barriers, unexpected costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios.  We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our services in any additional markets.  Our inability to implement this internal growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

In addition to our internal growth strategy, we may grow through strategic acquisitions. We cannot assure you that our acquisition growth strategy will be successful resulting in our failure to meet growth and revenue expectations.

We also intend to pursue opportunities to acquire businesses in the PRC that are complementary or related in product lines and business structure to us. However, we may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us.  If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. We may not be able to secure such financing if we want to expand into other propects.  Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.

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

If we are not able to implement our strategies or expand our tourism operations and acquire additional tourist attractions, our business operations and financial performance may be adversely affected.

We expanded our business in 2010 by acquiring the operation rights of additional tourist attractions under various agreements, including the City of Caves, Yang-sheng Paradise, Ming Dynasty Entertainment World and FETV[.  Since 2008, we have entered various agreements for Yongtai Beixi and Jiezhukou Lake, Hua’an Tulou, and the Great Golden Lake, and establishing collaboration with Railway Media Center to produce programs titled “Journey through China on the Train.” Our continuous business development plan is based on a further expansion of our tourism operation and acquisition of additional tourist attractions. There is inherent risks and uncertainties involved throughout these stages of development.  There is no assurance that we will be successful in continuously expanding our media operations or acquiring additional tourist attractions, or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to successfully implement these further development strategies, our business operations and financial performance may be adversely affected.

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

If the land use agreements are terminated, then we will have to cease our tourism business if we cannot renew the agreements. According to tourism development and revenue sharing agreement in respect to Great Golden Lake Resort, the agreement may be terminated before its expiration in case that (i) the purpose of contract is failed due to the material breach of defaulting party or (ii) the occurrence of force majeure. When any above events for termination occurs, the contractual parties shall terminate agreement through friendly negotiation or by initiating a legal proceeding. The termination of revenue sharing agreements will negatively impact our revenues and results of operations. We rely on ticket sales to pay off the loans on the property.

A failure to expand our media operations or government regulations restricting the media industry in china could have a negative impact on our operations.

If our advertising and media operations fail to grow, this would have a negative impact on our future operating results.  Further, government regulations, if enacted, restricting media content would negatively affect our media operations.  Any restriction on media content would limit the potential amount of customers able to use our media services and negatively impact our financial results. Recently, the local government and domestic media authorities has prohibited specialized channels, such as FETV, from broadcasting shopping programs, mini ads and certain medical advertisements which constituted approximately 30% of our advertising revenues. On September 8, 2009, the State Administration for Radio, Film and Television issued Measures for the Administration of the Broadcasting of Radio and Television Commercials (“PRC Broadcasting Measures”), which is effective on January 1, 2010. PRC Broadcasting Measures expressly bans certain TV and radio advertisements, such as advertisement with form of news report; advertisement for tobacco products, advertisement for prescription drugs; advertisement for the drug, food, medical device or medical treatment for the treatment of tumor, live complaint, cypridopathy or for the improvement of sexual abilities; advertisement for name analysis, fate analysis, testing for pre-destination relationship, friends making service or other voice and online services; advertisements for dairy products with wording like “substitution for breast milk” and other advertisements banned by laws and regulations. We do expect the government restrictions to have a negative impact on our ability to sell advertising space on our television channel which would have a negative impact on our gross revenue. We have already experienced some clients refraining from advertising with us due to the PRC Broadcasting Measure and other clients withdrew the banned ad and replaced it with regular advertisements. It is difficult for us to be able to quantify the impact on our operations, and FETV advertising business terminated in July 2013.

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

In accordance with PRC laws and regulations, we are required to maintain various licenses in order to operate our business. The loss, suspension, or failure to renew our business licenses could require us to temporarily or permanently suspend some or all of our operations. We also keep the business licenses, corporate seal s, chops or other controlling nontangible assets under the Company’s Administration Department. Our staff in the Administration Department are responsible to do the document recording and for the use of the corporate seals. The corporate seals and licenses can only be used based on management’s written approval. If we lose the business license, corporate seal and other related documents, the Company may have to file with local government for re-issuance of such documents which could delay or disrupt our operations and adversely affect our revenues and profitability.

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

We took a series of remediation measures plan to to cure the lacks of internal controls:  Although we have rectified the lack of internal controls issue and hired external consultant as a measure to improve our internal controls and strengthen our financial reporting, it is possible that our current auditor may conclude that our controls over financial reporting are not effective which could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of such financial statements.

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

On August 1, 2010, Fuyu, our wholly-owned subsidiary, entered into an agreement with Fujian Education Media, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China, pursuant to which Fujian Education Media granted to us a five year exclusive management right to operate the FETV channel.  The term of the agreement is from August 1, 2010 to July 31, 2015.  At the end of the first three years of the agreement, we and Fujian Education Media are obligated to conduct a full performance review of our cooperation under the agreement, and evaluation of our operating revenue and potential for future operating results. If we and Fujian Education mutually agree that there is no event of violation or breach of contract, the Agreement shall be extended for an additional two years. However, if our operating revenue continually declines, then it is possible that Fujian Education Media may not renew the contract with us. There are no restrictions on Fujian Education Media’s ability to choose not to renew the contract and there is no assurance that the Agreement will be extended for an additional two years until 2015.  The agreement terminated in July 2013, and the company did not extend for an additional two years with FETV. The company plans to transform into a solely tourism company in the near future.

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

Under PRC laws and regulations, our subsidiaries in China, as wholly foreign-owned enterprises, are respectively required to set aside at least 10% of their accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of fund set aside reaches 50% of the registered capital of each of the entities. These reserve funds are not distributable as cash dividends. It is unclear that if and what fine or penalties that a company may be subject to as a result of noncompliance of such requirement.  As of December 31, 2013, each of our subsidiaries subject to the statutory reserve requirement has set aside 50% of its registered capital of the subsidiaries. Such statutory requirement could limit our subsidiaries and variable interest entity ability to pay dividends or make other distributions to us and could materially and adversely limit our ability to grow that could be beneficial to our business, or otherwise fund and conduct our business.

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

Any outbreak of widespread public health problem in the PRC could adversely affect our operations.

There have been recent outbreaks of the highly pathogenic Swine Flu, caused by the H1N1 virus, in certain regions of the world, including parts of China, where all of our facilities are located and where all of our sales occur.  Our business is dependent upon our ability to attract a large volume of visitors to our tourism destinations, and an outbreak of widespread public health problem in China, could have a negative effect on our operations.  Any such outbreak could have an impact on our operations as a result of:

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

The implementation of the new PRC labor contract law and increases in the labor costs in china may hurt our business and profitability.

A new labort contract law became effective on January 1, 2008 in China. It imposes more stringent requirements on employers in relation to entry into fixed-term labort contracts, recruitment of temporary employees and dismissal of employees. In addition, under the newly promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who have worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

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

We currently operate and manage five tourist destinations, including “City of Caves”, “Yang-sheng Paradise”, “the Great Golden Lake,” “Hua’an Tulou Cluster” and “Yunding Park.” Summaries of their respective location are as follows:

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

As of December 31, 2013, summaries and analysis of the property rights of each tourist destination are as follows:

	Land Use Rights	Management Rights
City of Caves	Yes-approximately 10 acres, we are in the process of obtaining more land use right	Yes
Yang-sheng Paradise	Yes – approximately 132 acres. We are in the process of obtaining more land use right.	Yes
Great Golden Lake	No.	Yes
Hua’an Tulou	No.	Yes
Yunding Park	Yes - approximately 32 acres	Yes

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, and City of Caves destinations. By the end of 2013, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park and 132 acres of land use rights (no ownership) for Yang-sheng Paradise.   We expect to be able to obtain all the rights within three years. The cost of the land will vary depending on the location.  We expect the cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre.  The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by classifying the land as for industrial use or commercial use, when possible. However, it is uncertain as to how the PRC government will classify the land.

Land bidding process is usually as follows: the government releases the notice of listed land transfer, announcing such information as the proposed land transfer situation, bidding qualifications and application materials; each bidder is required to pay the deposit and submit bidding application materials which will be reviewed and compared by the government; and finally the government will select the most competitive bidder to confirm the land transaction and sign a “state-owned land use rights transfer contract.” The local governments will refund the deposit after submitting the relatively land documents to governments.

It is anticipated that we will have the land use rights for the tourism property for forty (40) years from the date of acquisition. Even though the application has been submitted to the local government and land authority, the processing time is uncertain. We will provide disclosure once we have officially obtained the land use rights from the local government authorities.

We do not need to obtain the land use rights to manage the Golden Lake, Tulou and Yunding Park. As to Yang-Sheng Paradise and the City of Caves, we started the road construction toward the tourist sites, but have not started the site construction. We do not need to obtain the land use rights to Yang-Sheng Paradise, the City of Caves before we can proceed with our site construction. We anticipate our grand opening for these destinations will occur by the 3rd quarter of 2014 but we do not anticipate that we will have the land-use rights at that time.

Fenyi Yida has made advance payments of $380,000 to the local government of Fenyi County for the acquisition of land use rights relatives to the City of Caves tourist destination. The land-use rights the company obtained from Fenyi belonged to the local farmers.  Pursuant to relevant PRC regulations, Fenyi government should compensate the local farmers before issuing the land use rights to the company, these compensations are part of the Company’s land expenditure.  Fenyi government is willing to reimburse this part of land expenditure for the Company, but the reimbursement procedure takes very long time. Therefore, the Company decided to compensate the local farmers for the Fenyi government first in order to speed up the process of land use rights. The Company did not enter any agreement with Fenyi government about the compensation prepayment. Fenyi government orally agrees to repay the Company by installment. The local government has already reimbursed compensations prepayment to the Company in full amount by December 31, 2013.

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

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2013	6.90	2.57
September 30, 2013	9.40	4.00
June 30, 2013	4.23	4.00
March 31, 2013	4.27	3.29

December 31, 2012	4.70	2.60
September 30, 2012	4.40	2.25
June 30, 2012	7.85	3.00
March 31, 2012	11.89	7.00

Holders

At February 28, 2013, there were approximately 43 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

There are restrictions on how our operating subsidiaries may pay dividends.  Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period. We currently anticipate that we will retain any future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our board of directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

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

We currently operate the Great Golden Lake tourist destination (Global Geo-park, World Nature Heritage), Hua’An Tulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total, and China Yang-Sheng Paradise. Our media business provides media management service, including channel and advertisement management for the FETV since 2004 and the “Journey through China on the Train” on-board railway program (“Railway Media”). As of December 31, 2013, through our wholly owned subsidiaries in China, we have entered into three cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, (ii) the Fenyi County, Xinyu City, Jiangxi Province Government, and (iii) the Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education Television Station (“FETV”). Under these agreements, we have obtained:

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

Advertising business had been our primary source of revenue for the last two years before January 2013 because the tourism business has experienced serious disruptions from flooding and severe weather while the new advertisement regulatory restriction was not enforced by the local government. Our tourism business has become the primary source of our revenue since first quarter of 2013. The revenue from advertising has decreased as the new advertisement regulatory restriction is enforced and the revenue from tourism has been increased. However, any increase in revenue will depend on the recovery of [Great Golden Lake from flooding] and the progress we make in developing our existing and new projects in our other tourist destinations. Our advertising business is not seasonal while our tourism business is seasonal. We have visitors to our parks throughout the year. In 2013, we do not anticipate significant new construction as we are focusing on maintaining and restoring our existing operations at Great Golden Lake and at Hua’an Tulou. We do not expect any construction or restoration to affect our existing operations. [What about City of Caves  and other projects? Are they on hold?]

We are subject to risks common to companies operating in China, including risks inherent in our commercialization efforts, uncertainty of regulatory approvals and laws, the need [for future capital, and retention of key employees. We cannot provide assurance that we will generate revenues or achieve and sustain profitability in the future.

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

The new PRC regulations set forth by the State Administration for Radio, Film and Television, which bans certain television and radio advertisements, has had a negative effect on our revenues and certain clients have chosen to discontinue their advertisement with us. As a result of the new regulations, our revenues from the advertising business have declined significantly and the agreement with FETV expired in July 2013. We [will]mainly focus on the tourism business after the termination of FETV agreement.

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

We entered into tourism management revenue sharing agreement with the Taining government with respect to the Great Golden Lake resort. We have contracted to share the revenue over the course of the agreement as follows: (i) from 2001 to 2006 we received 92% of the revenue and the Taining government received 8% of the revenue; (ii) from 2006 to 2012 we received 90% of the revenue and the Taining government received 10% of the revenue; (iii) from 2012 to 2016 we will receive 88% of the revenue and the Taining government will receive 12% of the revenue; (iv) from 2016 to 2022 we will receive 86% of the revenue and the Taining government will receive 14% of the revenue; (v) from 2022 to 2026 we will receive 84% of the revenue and the Taining government will receive 16% of the revenue; and (vi) from 2026 to 2032 we will receive 82% of the revenue and the Taining government will receive 18% of the revenue. Due to our decreasing revenue share in the Great Golden Lake resort, combing with the fact that the resort has not been fully recovered to the state before the flood in 2010,  we may not be able to maintain our revenues from Great Golden Lake at the same level as comparable periods.

However, as the Great Golden Lake resort continues to recover and we begin to generate revenue after the grand openings Yansheng Paradise opened in October 2013 and City of Caves expected to open in third quarter of 2014, we believe that we will be able to maintain the high gross profit margins in the tourism segment. Also, we expect Yunding to continue to grow and Great Golden Lake to recover completely from the flooding.  Our tourism business has become the primary source of our revenue since first quarter of 2013.

Discontinued Operation

On June 3, 2013, Yida (Fujian) Tourism Group Limited. (“Fujian Yida”), our subsidiary, entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Anhui Xingguang”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida Tourism Development Co. Ltd. (“Anhui Yida”) to Anhui Xingguang for RMB 60 million, or $9.72 million. Anhui Xingguang also assumed all the assets and liabilities of Anhui Yida.

Net income from discontinued operation was $743,597 for the year ended December 31, 2013，and net loss from discontinued operation was $822,171 for the year ended December 31, 2012.

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

Results of Operations

Results of Operations for the years ended December 31, 2013 and 2012

The Company is organized into two main business segments, tourism and [advertisement] [The following table presents a summary of operating information for the years ended December 31, 2013 and 2012:

	For The Years Ended		Increase/	Increase/ (Decrease)
	December 31,		(Decrease)	Percentage
(All amounts, other than percentage, in U.S. Dollar)	2013	2012	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$2,910,612	$16,993,999	$(14,083,387)	(82.87)
Tourism	14,930,274	10,611,890	4,318,384	40.69
Total net revenue	17,840,886	27,605,889	(9,765,003)	(35.37)

Cost of revenue
Advertisement	2,045,765	5,360,780	(3,315,015)	(61.84)
Tourism	6,933,503	6,068,111	865,392	14.26
Total cost of revenue	8,979,268	11,428,891	(2,449,623)	(21.43)

Gross profit	8,861,618	16,176,998	(7,315,380)	(45.22)

Selling expenses	11,217,087	6,691,946	4,525,141	67.62
General and administrative expenses	8,535,974	4,296,548	4,239,426	98.67
Loss (Income) from operations	(10,891,443)	5,188,504	(16,079,947)	(309.91)
Other expense, net	(227,307)	(323,804)	96,497	(29.80)
Interest income	90,717	30,754	59,963	194.98
Interest expense	(5,936,638)	(1,833,196)	(4,103,442)	223.84
Less: Provision for income tax	133,323	2,847,274	(2,713,951)	(95.32)
Net (loss) income from continuing operations	(17,097,994)	214,984	(17,312,978)	(8053.15)
Gain(loss) on Discontinued Operations	743,597	(822,171)	1,565,768	(190.44)

Net (loss) Income	(16,354,397)	(607,187)	(15,747,210)	2593.47
Net loss attributed to non-controlling interest:	102,215	327,683	(225,468)	(68.81)
Net (loss) income attributable to China Yida Holding Co.	$(16,252,182)	$(279,504)	$(15,972,678)	5714.65

Net Revenue

Net revenue decreased by approximately $9.77 million or approximately 35.37%, from approximately $27.61 million for the year ended December 31, 2012 to approximately $17.84 million for the year ended December 31, 2013. The decrease in net revenue was primarily due to a decrease in advertisement revenue which was partially offset by an increase in tourism.

Advertisement

Advertisement revenue decreased by approximately $14.08 million or approximately 82.87%, from approximately $16.99 million for the year ended December 31, 2012 to approximately $2.91 million for the year ended December 31, 2013.

This decrease was primarily due to the instability of the railway media broadcast revenue. The program is broadcasted manually by the train attendant, and therefore we cannot monitor whether he/she has inserted the program tape or not and how he/she broadcasts the tape. Railway program is a 20 minute infomercial program with the content of tourism news and information. Advertising clients choose the length of the advertisement during the program, and the period of time they want the advertisement to be broadcasted.  Due to the instability of the railway program, recently all the clients decided not to purchase advertisement from the company, and they are considering discontinuing the railway promotion and terminating the cooperation with the Company. The advertisers were concerned with our lack of control over the frequency of program broadcast and therefore the company has lost all the clients which resulted in the decrease of revenue from railway media broadcast. We expect our revenue from railway media broadcast will [continueto decline.

We generate revenue from the “Journey through China on the Train” program which is the only railway media broadcast we produced so far. In February 2009, our wholly-owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create an infomercial program named “Journey through China on the Train”, pursuant to which we produce 20-minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements.  The infomercial program is broadcasted on all high speed motor trains in China with TV panels made available by the Ministry of Railways of PRC and cable TV channels.  We agree to pay an annual fee of approximately $47,873 or RMB 300,000 to Railway Media Center for the first three years and approximately $55,852 or RMB 350,000 for the second three years. We generate revenue from selling product placement advertisements.  However, since the program is broadcasted manually by train attendants, we have no control over the frequency of program broadcasting, which results in the substantial instability of our railway media revenue.  We generated approximately $0.06 million from the “Journey through China on the Train” program for the year ended December 31, 2013 as compared to approximately $0.48 million for the year ended December 31, 2012.

During this period, advertisement revenue from FETV also has experienced a decrease of 82.7% from $16.51 million to $2.85 million due to actions by domestic media authorities restricting the broadcasting manner and content of TV advertising. Under the new regulatory measures, shopping programs, mini ads and certain medical advertisements have become restricted. On August 1, 2010, Fuyu, our wholly-owned subsidiary, entered into Fujian Education Television Channel Project Management Agreement (the “Agreement”), with Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China (“Fujian Education Media”), pursuant to which, Fujian Education Media granted to us five years (three year agreement with two year renewal) of exclusive management rights for the FETV channel from August 1, 2010 to July 31, 2015. Under the management contract, we obtained the full rights to provide programming and content management services and re-sell all advertising airtime of FETV.  We have leveraged the FETV assets to produce high quality TV programming focusing on tourism, successfully promote our own tourist attractions, improve the image of the FETV station around the tourism theme, and create a network of potential partners for our tourism business, including hotels, travel agents, and entertainment resorts. [The three-year management contract expired on July 31, 2013, and we did not renew the management contract with Fujian Education Media for the following two years.

Tourism

Tourism revenue increased by approximately $4.32 million or approximately 40.69% from approximately $10.61 million for the year ended December 31, 2012 to approximately $14.93 million for the year ended December 31, 2013, including approximately $5.47 million from Great Golden Lake resort, a decrease of $0.01 million or 0.18%, $8.64 million from Yunding Park, an increase of $4.77 million or 123.36%, $0.68 million from Hua’an Tulou, a decrease of $0.58 million or 46.03%, and $0.14 million from China Yang-sheng paradise, newly-opened in 2013, as compared to the same period in 2012. The primary sources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists, partially offset by the decrease in revenue from Hua’an Tulou. The decrease in revenue from Hua’an Tulou was due to strong competition among the homogeneous tourism destinations, including Nanjing Tulou Cluster and Yongding Tulou Cluster. We have to provide deeper ticket discount among the strong competition and the tourist consumption was also decreased. We expect this trend to continue in the future.

Cost of Revenue

Cost of revenues decreased by approximately $2.45 million or approximately 21.43%, from approximately $11.43 million for the year ended December 31, 2012 to approximately $8.98 million for the year ended December 31, 2013. The decrease in cost of revenue was primarily due to a decrease in cost of revenue of advertisement, partially offset by an increase in cost of revenue of tourism.

Advertisement

Cost of revenue from advertisement decreased by approximately $3.31 million or approximately 61.84%, from approximately $5.36 million for the year ended December 31, 2012 to approximately $2.05 million for the year ended December 31, 2013. The decrease in cost of media businesses was primarily due to the decrease of railway program productions, because the Railway media clients have chosen to use less broadcast programs due to the instability associated with the railway broadcasting. Also the business tax decreased along with the decrease in the Company’s advertising revenue.

Tourism

Cost of revenue from tourism increased by approximately $0.86 million or approximately 14.26%, from approximately $6.07 million for the year ended December 31, 2012 to approximately $6.93 million for the year ended December 31, 2013. The increase was primarily due to the increase in tourists and sales activities at Yunding Park, and [depreciation] cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $7.32 million, or approximately 45.22%, from approximately $16.18 million for the year ended December 31, 2012 to approximately $8.86 million for the year ended December 31, 2013. Our gross profit margin was approximately 49.67% for the year ended December 31, 2013, compared to approximately 58.6% for the year ended December 31, 2012, representing a decrease of approximately 8.93%.

Advertisement

Gross profit from advertisement decreased by approximately $10.77 million, or approximately 92.57%, from approximately $11.63 million for the year ended December 31, 2012 to approximately $0.86 million for the year ended December 31, 2013. Gross profit margin from advertisement was approximately 29.71% for the year ended December 31, 2013, compared to approximately 68.45% for the year ended December 31, 2012. This decrease was primarily attributable to the instability of revenue during the year ended December 31, 2013, due to the instability of the railway media broadcasts while the fixed costs associated with FETV’s commercial airtime stayed the same.

Tourism

Gross profit from tourism increased by approximately $3.45 million, or approximately 75.99%, from approximately $4.54 million for the year ended December 31, 2012 to approximately $7.99 million for the year ended December 31, 2013. Gross profit margin from tourism was approximately 53.56% for the year ended December 31, 2013, compared to approximately 42.82% for the year ended December 31, 2012. The increase of gross profit was primarily attributable to the significant revenue increase from Yunding Park which offset the decrease of the revenue of Hua’an Tulou.

Selling Expenses

Selling expenses were approximately $11.22 million for the year ended December 31, 2013, compared to approximately $6.69 million for the year ended December 31, 2012, which represents an increase of approximately $4.53 million, or approximately 67.62%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park during the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses were approximately $8.54 million for the year ended December 31, 2013, compared to approximately $4.3 million for the year ended December 31, 2012, which represents an increase of approximately $4.24 million, or approximately 98.67%. This increase was due to the increase of administrative expenses for the operation of new tourism destinations.

Interest expense.

Interest expense was approximately $5.93 million for the year ended December 31, 2013, representing an increase of approximately $4.1 million or approximately 223.84%, compared to the approximately $1.83 million for the year ended December 31, 2012. The increase in interest expense was primarily because more interest expenses associated with the bank loans incurred for the year ended December 31, 2013 as compared with the year ended December 31, 2012.

Income Tax

Income tax was approximately $0.13 million for the year ended December 31, 2013, representing a decrease of approximately $2.71 million or approximately 95.32%, compared to the approximately $2.84 million income tax for the year ended December 31, 2012. The decrease was primarily attributable to the decrease in advertisement revenue from FETV and the lower revenue generated from Hua’an Tulou for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  The provision for income tax for the year ended December 31, 2013 was mainly derived from the net income before tax of the advertisement segment.

Net Loss

As a result of the above factors, we have net loss of approximately $16.25 million for the year ended December 31, 2013 as compared approximately $0.28 million for the year ended December 31, 2012, representing a decrease of approximately $15.97 million or approximately 5714.65%. The decrease was primarily attributable to the decrease in advertisement revenue from FETV and the increase in general and administrative expenses for the operation of new tourism destinations for the year ended December 31, 2013 as compared with the same period in 2012.

Liquidity and Capital Resources

Our principal sources of liquidity during the year ended December 31, 2013 were primarily the proceeds from long-term loans.

As of December 31, 2013, we had cash and cash equivalents of approximately $2.42 million as compared to approximately $5.66 million as of December 31, 2012, representing a decrease of $3.24 million. Our principal sources of liquidity during the year ended December 31, 2013 include cash from operations and proceeds from loans.  Net proceeds from short-term and long-term loans for the years ended December 31, 2013 and 2012 were approximately $38.68 million and $26.03 million, respectively.

As of December 31, 2013 and 2012, our working capital deficits were approximately $43.04 million and $2.25 million, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the years ended December 31,
	2013	2012

Net cash (used in) provided by operating activities	$(7,815,952)	$6,898,361
Net cash used in investing activities	$(75,769,232)	$(31,778,483)
Net cash provided by financing activities	$80,184,768)	$25,357,683
Net cash (used in) provided by discontinued operations	$(864,491)	$371,684

Net cash used in operating activities of continuing operations was approximately $7.82 million for the year ended December 31, 2013, compared to net cash provided by operating activities of approximately $6.9 million for the year ended December 31, 2012.  The decrease of $14.72 million was primarily due to the net loss of $16.25 million for the year ended December 31, 2013 as compared to the net loss of $0.28 million for the year ended December 31, 2012.

Net cash used in investing activities of continuing operations was approximately $75.77 million for the year ended December 31, 2013, compared to approximately $31.78 million for the year ended December 31, 2012.  The increase of $43.99 million in the construction cost related to China Yang-sheng Paradise, which has been transferred to property and equipment during the year ended December 31, 2013. As of December 31, 2013, the Company has completed and paid $68,593,507 (RMB 419.26 million) for China Yang-sheng Paradise, which was slightly less than the previously estimated contract cost of $69,964,988 (RMB 427.64 million excluding interest to be capitalized).

Net cash provided by financing activities of continuing operations amounted to approximately $80.18 million for the year ended December 31, 2013, compared to approximately $25.36 million for the year ended December 31, 2012, representing a increase of approximately $54.82 million.  The increase in net cash provided by financing activities was mainly because of Proceeds from loans from related parties of $35.07 million and higher amount of bank loans obtained during the year ended December 31, 2013.

Bank loans

As of December 31, 2013, the Company had five bank loans from three institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $2.45 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.7% per annum, and is due October 16, 2014.

2.
A loan for approximately $53.99 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $8,180,361 (RMB 50,000,000), $8,180,361 (RMB 50,000,000), $13,088,576 (RMB 80,000,000) and $24,541,082 (RMB 150,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018 and 2019 respectively. It is secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors.

3.
A loan for approximately $10.17 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $2,032,002 (RMB 12,420,000) will be due in each twelve-month period as of December 31, 2014, 2015, 2016, and 2017 respectively, and $2,041,818 (RMB 12,480,000) will be due in the twelve-month period as of December 31, 2018.  It is collateralized by the right to collect ticket sales at the Great Golden Lake.

4.
A loan for approximately $24.54 million from China Minsheng Banking Corp, Ltd.  It bears interest at 12.50% per annum. $24,541,082 (RMB 150,000,000) will be due in twelve-month period as of December 31, 2015. It is secured by the land use rights  of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral.

5.
A loan for approximately $6.87 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 11.97% per annum. $6,871,502 (RMB 42,000,000) will be due in each twelve-month period as of December 31, 2014. It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the coming 12 months, we have approximately $11.36 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange capitals or funds for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of December 31, 2013:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$98,024,092	$11,357,612	$36,785,447	$25,339,951	$24,541,082
Operating Lease Obligations	1,457,523	81,185	129,931	134,615	1,111,792
Total	$99,481,615	$11,438,797	$36,915,378	$25,474,566	$25,652,874

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

The Company paid approximately $781,799 and $782,361 to the Taining government for the years ended December 31, 2013 and 2012, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $452,604 and $453,407 to the Taining government for the years ended December 31, 2013 and 2012, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $60,973 and $129,226 to the Hua’an government for the years ended December 31, 2013 and 2012, respectively, and recorded as selling expenses.

2014 Outlook

As we discontinued our advertising business and expect the Railway Media agreement will expire in February 2015, we plan to focus on tourism business only. In 2014, we plan to continue constructing and developing two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. We expect to open City of Caves to the public by the 3rd  quarter of 2014.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2013	December 31, 2012
Total current assets *	$12,244,845	$12,317,151
Total assets	$12,252,536	$12,324,608
Total current liabilities #	$11,193,422	$10,829,647
Total liabilities	$11,193,422	$10,829,647

* Including intercompany receivables of $12,231,075 and $12,312,288 as at December 31, 2013 and 2012, respectively, to be eliminated in consolidation.

# Including intercompany payables of $11,169,092 and $10,785,266 as at December 31, 2013 and 2012, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2013 and 2012.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the year ended December 31, 2013

	Fujian Jintai	Tulou
Gross receipts	$5,472,453	$681,587

Profit sharing costs	781,799	-
Nature resource compensation expenses	452,604	60,973
Total paid to the local governments	1,234,403	60,973

Net receipts	$4,238,050	$620,614

For the year ended December 31, 2012

	Fujian Jintai	Tulou
Gross receipts	$5,480,510	$1,269,097

Profit sharing costs	782,361	-
Nature resource compensation expenses	453,407	129,226
Total paid to the local governments	1,235,768	129,226

Net receipts	$4,244,742	$1,139,871

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of December 31, 2013 and 2012, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2008, and the PRC tax authority for years after 2007.

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

Recent accounting pronouncements

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Audit • Tax • Consulting • F inancial A dvisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
China Yida Holding, Co.

We have audited the accompanying consolidated balance sheets of China Yida Holding, Co. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding, Co. and Subsidiaries as of December 31, 2013  and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 of the consolidated financial statements, the Company has incurred significant negative cash flows from operative activities, and continuing net losses and working capital deficits.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California
March 31, 2014

KCCW Accountancy Corp.
22632 Golden Springs Dr. #230, Diamond Bar, CA 91765, USA
Tel: +1 909 348 7228 • Fax: +1 626 529 1580 • info@kccwcpa.com

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$2,415,576	$5,658,319
Accounts receivable	571,637	179,699
Other receivables, net	410,668	154,657
Advances and prepayments	1,424,224	1,821,279
Prepayment - current portion	783,678	397,690
Current assets of discontinued operations	-	939,708
Total current assets	5,605,783	9,151,352

Property and equipment, net	216,636,688	142,847,661
Intangible assets, net	51,193,862	51,448,730
Long-term prepayments	3,164,950	3,052,731
Non-current assets of discontinued operations	-	12,279,263
Total assets	$276,601,283	$218,779,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$2,454,108	$1,586,294
Long-term debt, current portion	8,903,504	6,808,376
Accounts payable	565,694	48,798
Current obligation under airtime rights commitment	-	1,545,582
Accrued expenses and other payables	1,239,864	766,816
Due to related parties	35,482,437	-
Taxes payable	-	311,306
Current liabilities of discontinued operations	-	335,570
Total current liabilities	48,645,607	11,402,742

Long-term debt	86,666,480	48,643,945
Total liabilities	135,312,087	60,046,687

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	18,388,750	13,791,374
Retained earnings	71,183,496	87,435,678
Statutory reserve	2,549,330	2,549,330
Total China Yida Holding, Co. Stockholders’ equity	141,289,196	152,944,002
Non-controlling interest	-	5,789,048
Total equity	141,289,196	158,733,050
Total liabilities and equity	$276,601,283	$218,779,737

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31

	2013	2012
Net revenue
Advertisement	$2,910,612	$16,993,999
Tourism	14,930,274	10,611,890
Total net revenue	17,840,886	27,605,889

Cost of revenue
Advertisement	2,045,765	5,360,780
Tourism	6,933,503	6,068,111
Total cost of revenue	8,979,268	11,428,891
Gross profit	8,861,618	16,176,998

Operating expenses
Selling expenses	11,217,087	6,691,946
General and administrative expenses	8,535,974	4,296,548
Total operating expenses	19,753,061	10,998,494
(Loss) Income from operations	(10,891,443)	5,188,504

Other income (expense)
Other expense, net	(227,307)	(323,804)
Interest income	90,717	30,754
Interest expense	(5,936,638)	(1,833,196)
Total other expenses	(6,073,228)	(2,126,246)

(Loss) Income from continuing operations before income tax and non-controlling interest	(16,964,671)	3,062,258

Less: Provision for income tax	133,323	2,847,274

Net (loss) income from continuing operations	(17,097,994)	214,984

Discontinued Operation

Loss from discontinued operations, net of income taxes	(255,536)	(822,171)
Gain on Disposal of Subsidiary	999,133	-

Net income (loss) from discontinued operations, net of income taxes	743,597	(822,171)

Net Loss	(16,354,397)	(607,187)

Net loss attributed to non-controlling interest:
Net loss from discontinued operation	102,215	327,683
Net (loss) income attributable to China Yida Holding Co.	$(16,252,182)	$(279,504)

Net Loss	$(16,354,397)	$(607,187)

Other comprehensive income
Foreign currency translation gain	4,308,861	1,359,722
Comprehensive (loss) income	(12,045,536)	752,535
Comprehensive loss attributable to non-controlling interest	390,730	275,219
Comprehensive (loss) income attributable to China Yida Holding Co.	$(11,654,806)	$1,027,754

Amounts attributable to common stockholders:
Net income (loss) from continuing operations, net of income taxes	(17,097,994)	214,984
Net income (loss) from discontinued operations, net of income taxes	845,812	(494,488)
Net Loss attributable to common stockholders	(16,252,182)	(279,504)

Net income (loss) attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(4.37)	$0.06
- Basic & diluted earnings/(loss) per share from discontinued operations	$0.22	$(0.13)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(4.15)	$(0.07)

Weighted average shares outstanding
- Basic	3,914,580	3,913,000
- Diluted	3,914,580	3,913,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional	Accumulated other			Non-
	Number of shares	Par Value	paid-in capital	comprehensive income	Retained earnings	Statutory reserve	controlling interest	Total

Balance at December 31, 2011	3,910,580	3,911	49,127,209	12,484,116	87,715,182	2,549,330	6,064,267	157,944,015
Stock based compensation	4,000	4	36,496	-	-	-	-	36,500
Foreign currency translation	-	-	-	1,307,258	-	-	52,464	1,359,722
Net loss for the year ended December 31,
2012	-	-	-	-	(279,504)	-	(327,683)	(607,187)
Balance at December 31, 2012	3,914,580	$3,915	$49,163,705	$13,791,374	$87, 435,678	$2,549,330	$5,789,048	$158,733,050

Foreign currency translation	-	-	-	4,597,376	-	-	(288,515)	4,308,861
Deconsolidation of Anhui Yida	-	-	-	-	-	-	(5,398,318)	(5,398,318)
Net loss for the year ended December 31, 2013	-	-	-	-	(16,252,182)	-	(102,215)	(16,354,397)
Balance at December 31, 2013	3,914,580	$3,915	$49,163,705	$18,388,750	$71,183,496	$2,549,330	$-	$141,289,196

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMEBER 31

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to common stockholders	(16,252,182)	(279,504)
Net income (loss) from discontinued operations	(845,812)	494,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,722,388	4,450,927
Amortization	1,844,547	2,462,049
Stock based compensation	-	36,500
Deferred tax expense	-	36,434
Amortization of financing costs	712,975	490,322
Changes in operating assets and liabilities:
Accounts receivable	(381,179)	(48,732)
Other receivables, net	(105,407)	(14,991)
Advances and prepayments	3,073	73,280
Accounts payable	508,534	(35,126)
Accrued expenses and other payables	445,721	150,180
Taxes payable	(468,610)	(917,469)
Net cash (used in) provided by continuing operations	(7,815,952)	6,898,361
Net cash (used in) provided by discontinued operations	(1,910,479)	4,316,411
Net cash (used in) provided by operating activities	(9,726,431)	11,214,772

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(74,670,798)	(9,651,302)
Additions to intangible asset	-	(20,927,530)
Increase in long-term prepayments for acquisition of property, equipment and land use rights	(1,098,434)	(1,199,651)
Net cash used in continuing operations	(75,769,232)	(31,778,483)
Net cash used in discontinued operations	(569,859)	(1,549,377)
Net cash used in investing activities	(76,339,091)	(33,327,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	(1,572,953)	(2,396,568)
Proceeds from disposal of discontinued entity	9,616,155	-
Proceeds from Anhui Yida	2,235,257	3,799,558
Repayment to Anhui Yida	(3,837,909)	(1,399,554)
Payment of deferred financing costs	-	(675,202)
Proceeds from short-term loans	6,457,550	3,172,941
Repayment of short-term loans	(5,650,356)	(2,538,353)
Proceeds from long-term loans	53,274,785	34,902,353
Repayment of long-term loans	(15,405,869)	(9,507,492)
Proceeds from loans from related parties	35,068,109	-
Net cash provided by continuing operations	80,184,769	25,357,683
Net cash provided by (used in) discontinued operations	1,602,653	(2,400,004)
Net cash provided by financing activities	81,787,422	22,957,679

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	170,866	43,556

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,107,234)	888,148
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(864,491)	371,684
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(3,242,743)	516,464

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,658,319	5,141,855
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$2,415,576	$5,658,319

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities in continuing operations:
Transfer from construction in progress to property and equipment	$-	$26,191,405
Transfer from advances and prepayments to intangible assets	$-	$350,610
Transfer from advances and prepayments to property and equipment	$439,629	$-

Non-cash investing activities in discontinued operations:
Transfer from advances and prepayments to intangible assets	$-	$9,214,021

Cash paid during the period for:
Income tax	$133,323	$3,570,716
Interest	$9,242,530	$3,112,499

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On May 16, 2012, Anhui Yida formed a wholly owned subsidiary, Bengbu (Yida) Real Estate Development Co., Ltd. (the “Bengbu Yida”). The total paid-in capital of Bengbu Yida was $1,268,050 (RMB 8 million). Its primary business is to conduct business of real estate development in China.

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

On July 20, 2012, Anhui Yida formed a wholly owned subsidiary, Bengbu (Yida) Investment Co., Ltd. (“Bengbu Investment”). The total paid-in capital of Bengbu Investment was $792,532 (RMB 5 million). Its primary business is to conduct real estate investment, project management and consulting in China.

On July 30, 2012, Fujian Yida formed a wholly owned subsidiary, Fujian (Yida) Culture and Tourism Performing Arts Co., Ltd. (“Yida Arts”). The total paid-in capital of Yida Arts was $792,532 (RMB 5 million). Its primary business is to operate performance and show events at Yunding Park.

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Purchaser”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to the Purchaser for 60 million RMB, or $9.72 million, The Purchaser assumed all the assets and liabilities of Anhui Yida.

On June 26, 2013, Fujian Yida formed a wholly owned subsidiary, Yunding Hotel Management Co., Ltd. (“Yunding Hotel”). The total paid-in capital of Yunding Hotel was $4,860,000 (RMB 30 million). Its primary business is to operate and manage the hotel and its facilities at Yunding Park.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant negative cash flows from operative activities, and continuing net losses and working capital deficits that allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its substantial assets, (2) generating and recovery of tourism revenue, and (3) short-term and long-term borrowings from banks, stockholders or other related party(ies) when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2013	December 31, 2012
Total current assets *	$12,244,845	$12,317,151
Total assets	$12,252,536	$12,324,608
Total current liabilities #	$11,193,422	$10,829,647
Total liabilities	$11,193,422	$10,829,647

* Including intercompany receivables of $12,231,075 and $12,312,288 as at December 31, 2013 and 2012, respectively, to be eliminated in consolidation.

# Including intercompany payables of $11,169,092 and $10,785,266 as at December 31, 2013 and 2012, respectively, to be eliminated in consolidation.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2013 and 2012, the Company has uninsured deposits in banks of approximately $2,405,000 and $5,585,885.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, allowance for advances and prepayments of $3,223 and $3,125 were assessed and recorded as of December 31, 2013 and 2012, respectively.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2013 and 2012.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the year ended December 31, 2013

	Fujian Jintai	Tulou
Gross receipts	$5,472,453	$681,587

Profit sharing costs	781,799	-
Nature resource compensation expenses	452,604	60,973
Total paid to the local governments	1,234,403	60,973

Net receipts	$4,238,050	$620,614

For the year ended December 31, 2012

	Fujian Jintai	Tulou
Gross receipts	$5,480,510	$1,269,097

Profit sharing costs	782,361	-
Nature resource compensation expenses	453,407	129,226
Total paid to the local governments	1,235,768	129,226

Net receipts	$4,244,742	$1,139,871

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2013 and 2012 were $2,023,881 and $895,010, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $276,640 and $227,995 for the years ended December 31, 2013 and 2012, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of December 31, 2013 and 2012, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

China Yida is subject to U.S. Federal and California state examination by tax authorities for years after 2008, and the PRC tax authority for years after 2007.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As at December 31, 2013, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

u. Reclassifications

Except for the classification for discontinued operations, certain classifications have been made to the prior year financial statements to conform to the current year presentation.  The reclassifications have no impact on the Company’s 2013 Consolidated Statements of Income and  Comprehensive Income and Consolidated Statements  of Cash Flows.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

v. Recent accounting pronouncements

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity”. The Board has decided that it should proactively determine which entities would be within the scope of the Private Company Decision-Making Framework: A Guide for Evaluating Financial Accounting and Reporting for Private Companies (Guide). This will aim to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. generally accepted accounting principles (GAAP) on a going-forward basis. This Update addresses those issues by defining public business entity. The Accounting Standards Codification includes multiple definitions of the terms nonpublic entity and public entity. The amendment in this Update improves U.S. GAAP by providing a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. However, the term public business entity will be used in Accounting Standards Updates which are the first Updates that will use the term public business entity. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2013. For nonpublic entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31, 2013	December 31, 2012

Advance to employees	$125,824	$62,262
Security deposits	104,730	106,806
Other	201,643	6,463
	432,197	175,531
Less: Allowance	(21,529)	(20,874)
	$410,668	$154,657

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	December 31, 2013	December 31, 2012
Advance payments related to land use rights	$814,000	$829,812
Advance payments related to hotel facilities of Yunding resort	354,461	793,492
Advance payments related to construction cost of Great Golden Lake	52,305	55,473
Other	206,681	145,627
	1,427,447	1,824,404
Less: Allowance	(3,223)	(3,125)
	$1,424,224	$1,821,279

As of December 31, 2013 and 2012, advance payments related to hotel facilities of Yunding resort were $354,461 and $793,492, respectively.

As of December 31, 2013, advance payments related to land use rights represents the payment made by Fujian Yida. Fujian Yida made advance payments to the local government of Yongtai County of $814,000 (RMB 4.9 million) for the acquisition of land use rights.

As of December 31, 2012, advance payments related to land use rights represents the payment made by Fujian Yida and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $717,957 (RMB4.5million) for the acquisition of land use rights. Fenyi Yida made advance payment of $111,855 (RMB0.7 million) on behalf of the local government to the existing user of the land to compensate for the acquisition of land for the development of the tourism destinations in Fenyi province. Such advance payment made by Fenyi Yida has been collected in full amount for the year ended December 31, 2013.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012

Buildings, Improvements and Attractions	$230,000,535	$152,459,176
Electronic Equipment	3,784,064	712,422
Transportation Equipment	2,727,333	2,520,946
Office Furniture	246,354	59,191
	236,758,286	155,751,735
Less: Accumulated Depreciation	(20,121,598)	(12,904,074)
Property and equipment, net	$216,636,688	$142,847,661

Depreciation expense for the years ended December 31, 2013 and 2012 were $6,722,388 and $4,450,927 respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2013	December 31, 2012

Land use right	$48,299,182	$46,829,673
Commercial airtime rights	6,882,616	6,673,210
Management right of tourist resort	5,726,252	5,552,031
	60,908,050	59,054,914
Accumulated amortization	(9,714,188)	(7,606,184)
Intangible assets, net	$51,193,862	$51,448,730

Commercial airtime rights

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $163,607 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011. The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $196,329 (RMB1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $235,594 (RMB1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,882,616 (RMB42,067,917) as commercial airtime rights as an intangible asset, $7,146,363 (RMB43,680,000) as an obligation under airtime rights commitment, and $263,747 (RMB1,612,083) as deferred interest at inception.

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

As of December 31, 2013, the commercial airtime rights have been fully amortized.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS, NET (CONTINUED)

Land use right

During the year ended December 31, 2012, the Company entered into land use rights agreements with the local PRC governments for the purchase of the land use rights in Jiangxi to develop Jiangxi Zhangshu Yang Sheng Paradise resort. The total purchase consideration was $45,794,494 (RMB 279,905,105).

For the years ended December 31, 2013 and 2012, amortization expense amounted to $1,844,547 and $2,462,049, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of December 31,
2014	$1,371,264
2015	1,371,264
2016	1,371,264
2017	1,371,264
2018	1,371,264
Thereafter	44,337,542
$51,193,862

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	December 31, 2013	December 31, 2012
Prepayments for project planning, assessments and consultation fees	$1,989,648	$1,585,897
Prepayment for cooperative development	488,828	253,094
Deferred financing costs	400,440	927,540
Others	286,034	286,200
	$3,164,950	$3,052,731

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of December 31, 2013 and 2012, prepayments for cooperative development amounted to $488,828 and $253,094, respectively.

For the years ended December 31, 2013 and 2012, the Company paid $0 and approximately $675,127 (RMB 4.3 million) of fees in order to obtain additional debt used to construct various resort projects.  These fees were deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of December 31,
2014	$104,463
2015	104,463
2016	104,463
2017	104,463
2018	87,051
Total minimum payments	$504,903
Current portion recorded under prepayments – current portion	(104,463)

Long term portion	$400,440

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BANK LOANS

Short-term loans
Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	December 31, 2013	December 31, 2012

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.7% per annum, due October 17, 2014, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd.	$2,454,108	$-
Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.4% per annum, due August 16, 2013, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd.	-	1,586,294
Total	$2,454,108	$1,586,294

The Company borrowed the loan of $1,586,294 (RMB 10 million) in August 2012 from Fujian Haixia Bank and the due date to be August 16, 2013, with the interest rate at 8.4% per annum. The Company repaid in full in August 2013.

In October 2013, the Company borrowed the loan of $2,454,108 (RMB 15 million) due October 16, 2014 from Fujian Haixia Bank, with the interest rate at 8.7% per annum.

Interest expense for the years ended December 31, 2013 and 2012 amounted to $285,491 and $179,341, respectively. The interest expense for the years ended December 31, 2013 and 2012 of $62,907 and $64,517, respectively was capitalized as part of construction in progress.

Long-term debt
Long term debt consists of the following:

	December 31, 2013	December 31, 2012

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$53,990,380	$23,794,416

Loan from China Minsheng Banking Corp, Ltd , interest rate at 12.50 % per annum, final installment due March 6, 2015, secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (d))	24,541,082	-

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (b))	10,167,020	11,829,224

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	6,871,502	10,152,285

Loan from Industrial and Commercial Bank of China Limited, interest rate at 6.40% per annum, final installment due December 15, 2017, secured by credit guarantee of Fujian Jintai and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (c))	-	9,676,396
	95,569,984	55,452,321
Less: current portion	(8,903,504)	(6,808,376)
Total	$86,666,480	$48,643,945

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BANK LOANS (CONTINUED)

Note:

(a)
$8,180,361 (RMB 50,000,000), $8,180,361 (RMB 50,000,000), $13,088,576 (RMB 80,000,000) and $24,541,082 (RMB 150,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018 and 2019 respectively.

(b)
$2,032,002 (RMB 12,420,000) will be due in each twelve-month period as of December 31, 2014, 2015, 2016, and 2017 respectively, and $2,041,818 (RMB 12,480,000) will be due in the twelve-month period as of December 31, 2018. In November 2011 and in March 2012, $490,822 and $228,968 of financing costs were paid in connection with this loan and subject to amortization, with $268,783 and $131,657 recorded in long-term Prepayments as of December 31, 2013, respectively.

(c)	For the year ended December 31, 2013, the Company repaid the loan of $9,676,396 (RMB 61 million) in full amount.
(d)	$24,541,082 (RMB 150,000,000) will be due in twelve-month period as of December 31, 2015.

(e)	$6,871,502 (RMB 42,000,000) will be due in each twelve-month period as of December 31, 2014.

Interest expense for the years ended December 31, 2013 and 2012 amounted to $9,002,210 and $2,933,158, respectively. The interest expense for the years ended December 31, 2013 and 2012 of $3,288,155 and $1,415,188, respectively was capitalized as part of construction in progress.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31, 2013	December 31, 2012

Accrued payroll	$646,074	$373,675
Accrued local government fees	237,426	124,305
Security deposits payable	158,215	105,697
Unearned revenue	89,347	24,795
Welfare payable	13,291	12,886
Other	95,511	125,458
	$1,239,864	$766,816

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the year. The applicable income tax rate for the Company was 35% for the each of the years ended December 31, 2013 and 2012. Net operating loss at December 31, 2013, which can be used to offset future taxable income, was approximately $3,628,800. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the year. The applicable statutory tax rate for the subsidiary was 16.5% for each of the years ended December 31, 2013 and 2012.

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

Provision for income tax consists of the following:

	For The Years Ended December 31,
	2013	2012

Current
USA	$-	$-
China	133,323	2,810,840
	133,323	2,810,840

Deferred
USA
Deferred tax asset for NOL carry forwards	99,170	207,661
Valuation allowance	(99,170)	(207,661)
	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	-
Allowance for doubtful accounts for other receivables	-	-
Net deferred income tax liabilities under current liabilities	-	-

Non current portion
Deferred tax asset for NOL carry forwards	4,490,596	1,926,604
Temporary difference from airtime rights expenses	-	104,078
Temporary difference from capitalized interest	-	(67,644)
Valuation allowance	(4,490,596)	(1,926,604)
Net changes in deferred income tax under non-current portion	-	36,434

Net deferred income tax expenses	-	36,434

Provision for income tax	$133,323	$2,847,274

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	December 31,	December 31,
	2013	2012

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(24.99%)	68.0%
Effective income tax rates	(0.01%)	93.0%

(a)
Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the years ended December 31, 2013 and 2012, respectively.

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

The change in total allowance for the years ended December 31, 2013 and 2012 was an increase of $4,589,766 and $2,134,265, respectively.

12.	EQUITY

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	EQUITY (CONTINUED)

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

On July 27, 2011, the Company entered into an agreement with the Company’s Independent Director, pursuant to which, the Company granted 4,000 restricted shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director from June 10, 2011 to June 9, 2012. The estimated value of the 4,000 shares was $73,000 on June 10, 2011. The unrecognized share based compensation expense as of December 31, 2013 and 2012 was approximately $0 and $36,500, respectively. On May 24, 2012, the 4,000 restricted shares were issued.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2012	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of December 31, 2013	18,000

For the years ended December 31, 2013 and 2012, the Company recognized $0 and $36,500, respectively, as stock-based compensation expense, in which $0 and $36,500 for its restricted shares, which was included in general and administrative expenses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	DISCONTINUED OPERATIONS

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Purchaser”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to the Purchaser for 60 million RMB, or $9.72 million and the Purchaser agreed to assume all the assets and liabilities of Anhui Yida.

The results of Anhui Yida have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following table:

	For the Years ended December 31,
	2013	2012

Net Revenue	$-	$-
General, and administrative expenses	(256,306)	(834,044)
Other income, net	-	2,829
Interest Income	770	9,044
Net loss	$(255,536)	$(822,171)

The Company has reclassified the assets and liabilities of the discontinued entity in the accompanied financial statements.

Following table summarizes the net assets distributed as of June 3, 2013.

Anhui Yida Tourism Development Co., Ltd. and Subsidiaries ("Anhui Yida")

June 3, 2013
Current assets
Cash	$50,185
Other receivable	1,330,597
Advance to suppliers	762,720
Current assets of discontinued operations	2,143,502

Non-current asset
Property, plant & equipment	102,699
Long-term prepayments	2,591,620
Intangible assets	10,405,532
Non-current assets of discontinued	13,099,851

Current liabilities
Accrued expenses	713,646
Tax payable	1,011
Current liabilities of discontinued operations	$714,657

At the date of disposal on June 3, 2013, the Company recorded $255,536 as loss from operations of discontinued entity and $999,133 of gain on disposal of discontinued entity.

Following is the Gain/Loss Calculation for disposal of Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida") & its subsidiaries at the date of disposal of June 3, 2013:

Anhui Yida Gain/Loss calculation

Proceeds from disposal	$9,719,433
Less: Net assets distributed as of June 3, 2013	(14,528,696)
Add: Non-controlling interest as of June 3, 2013	5,808,396
Gain on Disposal of 60% interest of Anhui Yida & its subsidiaries	999,133

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	NON-CONTROLLING INTEREST

On April 15, 2010, the Company established a new subsidiary, Anhui Yida.  The Company has a 60% interest and Anhui Xingguang Group, an unrelated entity, holds a 40% interest.  Anhui Yida had not commenced operations as of December 31, 2012 and June 3, 2013.

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Purchaser”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to the Purchaser for 60 million RMB, or $9.72 million and the Purchaser assumed all the assets and liabilities of Anhui Yida.

	December 31, 2013	December 31, 2012

Beginning balance	$5,789,048	$6,064,267
Net loss attributed to non-controlling interest	(102,215)	(327,683)
Other comprehensive income attributable to non-controlling interest	(288,515)	52,464
	5,398,318	5,789,048
Deconsolidation of Anhui Yida (Transfer 60% interest to Anhui Xinguang)	(5,398,318)	-
Ending balance	$-	$5,789,048

15.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of December 31,
2014	$81,185
2015	64,945
2016	64,986
2017	66,503
2018	68,112
Thereafter	1,111,792
Total minimum payments	$1,457,523

The Company incurred rental expenses of $197,672 and $386,188 for the years ended December 31, 2013 and 2012, respectively, including $5,650 and $9,518, respectively, paid to Xin Hengji Holding Company Limited, a related party.

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

The Company paid approximately $781,799 and $782,361 to the Taining government for the years ended December 31, 2013 and 2012, respectively, and recorded as cost of revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(3) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $452,604 and $453,407 to the Taining government for the years ended December 31, 2013 and 2012, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $60,973 and $129,226 to the Hua’an government for the years ended December 31, 2013 and 2012, respectively, and recorded as selling expenses.

(4) Litigation

The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

16.	DUE TO RELATED PARTIES

As of December 31, 2013, the Company had $31,283,315 and $4,199,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advitisement Co., Ltd. Those loans are unsecured, bear no interest due on demand and no due date is specified.

As of December 31, 2012, the Company had zero due to related parties.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and diluted:

	December 31, 2013	December 31, 2012
Amounts attributable to common stockholders:
Net income (loss) from continuing operations, net of income taxes	$(17,097,994)	$214,984
Net income (loss) from discontinued operations, net of income taxes	845,812	(494,488)
Net loss attributable to common stockholders	$(16,252,182)	$(279,504)
Net loss (income) attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(4.37)	$0.06
- Basic & diluted earnings/(loss) per share from discontinued operations	0.22	(0.13)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(4.15)	$(0.07)

Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,913,000
Potential common shares outstanding As of December 31, 2013:
Warrants outstanding	-	-
Options outstanding	18,000	18,000

For both years ended December 31, 2013 and 2012, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	BUSINESS SEGMENTS

During the years ended December 31, 2013 and 2012, the Company is organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the years ended:

	December 31, 2013	December 31, 2012
Revenues:
Advertisement	$2,910,612	$16,993,999
Tourism	14,930,274	10,611,890
Total	$17,840,886	$27,605,889

Operating income(loss):
Advertisement	$351,716	$10,950,576
Tourism	(10,961,684)	(5,170,347)
Other	(281,475)	(591,725)
Total	$(10,891,443)	$5,188,504

Net income (loss):
Advertisement	$176,014	$7,911,122
Tourism	(16,990,516)	(7,102,822)
Other	(283,492)	(593,316)
Net (loss) income from continuing operations	(17,097,994)	214,984
Net (loss) income from discontinued operations	743,597	(822,171)
Total	$(16,354,397)	$(607,187)

Capital expenditure:
Advertisement	$-	$-
Tourism	74,670,798	9,651,302
Total	$74,670,798	$9,651,302

Intangible assets:
Advertisement	$-	$1,297,569
Tourism	51,193,862	50,151,161
Total	$51,193,862	$51,448,730

Identifiable assets:
Advertisement	$33,537	$1,692,232
Tourism	276,557,313	203,796,633
Others	10,433	71,901
Asset of continuing operations	$276,601,283	$205,560,766
Asset of discontinued operations	-	13,218,971
Total	$276,601,283	$218,779,737

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2014, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2013 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company identified deficiencies that were determined to be a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

The specific material weakness identified by the Company’s management as of December 31, 2013 is described as follows:

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

In an effort to remedy this material weakness, we started to take the following remediation measures:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth in the Company’s 2014 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the Company’s 2014 Proxy Statement and is incorporated herein by reference.

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

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
3.4	Certificate of Amendment to the Certificate of Incorporation of China Yida Holding Co., a Delaware corporation (16)
3.5	Articles of Incorporation of China Yida Holding Co., a Nevada corporation (16)
3.6	Bylaws of China Yida Holding Co., a Nevada corporation (16)
3.7	Articles of Merger of China Yida Holding Co., a Nevada corporation (16)
3.8	Certificate of Merger of China Yida Holding Co., a Delaware corporation (16)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)

Exhibit Number	Description
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (14)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (14)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (14)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (14)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (14)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (14)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (14)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (14)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (14)
10.27	Cooperative agreement between us and Anhui Xingguang (14)
10.28	Lease Transfer Agreement with Xingguang (14)
10.29	Lease Agreement for Great Golden Lake (14)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (14)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (14)
10.32	Mountain and Forest Land Lease Contract with Caoxiang Village, dated July 17, 2008 and Supplement, dated July 19, 2008 (14)
10.33	Mountain and Forest Land Lease Contract with Dalu Village, dated November 20, 2008 (14)
10.34	Mountain and Forest Land Lease Contract with Hongta Village, dated November 20, 2008 (14)
10.35	Mountain and Forest Land Lease Contract with Caoxiang Village, dated November 10, 2009 (14)
10.36	Mountain and Forest Land Lease Contract with Zhangxiang Village, dated November 10, 2009 (14)
10.37	Bank Loan Agreement, dated November 18, 2011 (14)
10.38	Bank Loan Agreement, dated January 26, 2011 (14)
10.39	Bank Loan Agreement, dated October 25, 2011 (14)
10.40	Bank Loan Agreement, dated November 7, 2011 (14)
10.41	Director Agreement between the Company and Michael Marks, dated June 10, 2011 (13)
10.42	Loan agreement with China Minsheng Banking Corp, Ltd., dated April 19, 2012 (15)
10.43	Loan agreement with China Minsheng Banking Corp, Ltd., dated February 20, 2012
10.44	Loan Agreement with Fujian Haixia Bank, dated August 16, 2012
10.45	Loan Agreement with China Minsheng Banking Corp, Ltd., dated November 23, 2012
10.46	Current Capital Loan Agreement with Fujian Haixia Bank, dated October 17, 2013*
14.1	Code of Ethics (6)
21.1	List of Subsidiaries *
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	2008 Development Report of Chinese Radio and Television (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________
* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K filed on March 29, 2012.
(13)	Previously filed as Exhibits to Form 10-K/A filed on June 4, 2012.
(14)	Previously filed as Exhibits to Form 10-K/A filed on December 19, 2012.
(15)	Previously filed as Exhibits to Form 10-Q/A filed on December 19, 2012.
(16)	Previously filed as Exhibits to Form 8-K filed on November 20, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 31 , 2014	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Minhua Chen	Chief Executive Officer and Chairman	March 31 , 2014
Minhua Chen	(Principal Executive Officer)

/s/ Yongxi Lin	Chief Financial Officer	March 31, 2014
Yongxi Lin	(Principal Financial Officer; Principal Accounting Officer)

/s/ Yanling Fan	Chief Operating Officer and Director	March 31, 2014
Yanling Fan

/s/ Renjiu Pei	Director	March31 , 2014
Renjiu Pei

/s/ Fucai Huang	Director	March 31, 2014
Fucai Huang

/s/ Chunyu Yin	Director	March 31 , 2014
Chunyu Yin