Form 10-K/A
period 2013-12-31
CHINA YIDA HOLDING, CO.
filed 2014-04-30
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

		Page

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	1

Item 11.	Executive Compensation.	6

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	9

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	10

Item 14.	Principal Accounting Fees and Services.	10

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

SIGNATURES		12

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014 (the “Original Report”) of China Yida Holding, Co. (the “Company”) is being filed with the Securities and Exchange Commission (the “SEC”) to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  No changes have been made to the Original Report other than the addition of the Part III information and updates to the Exhibit Index.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other SEC filings subsequent to the filing of the Original Report. The reference on the cover of the Original Filing to the incorporation by reference of portions of the Company’s Proxy Statement for its 2014 Annual Meeting of Stockholders into Part III of the Original Filing is hereby deleted.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages as of April 30, 2013 and the positions held by them:

Name	Age	Position
Min Minhua Chen	57	Chief Executive Officer, President and Chairman of the Board
YanYanling Fan	41	Chief Operating Officer, Secretary and Director
YonYongxi Lin	43	Interim Chief Financial Officer and Financial Controller
Renjiu Pei	48	Director Chairman of the Audit Committee
Chunyu Yin	67	Director
		Audit Committee Member
Fucai Huang	67	Director
		Audit Committee Member

Minhua Chen

Minhua Chen has been the Chief Executive Officer of China Yida Holding, Co and some of its subsidiaries and contractually controlled affiliates since November 2007.  For the past five years, Chairman Chen has been a part-time professor at the Tourism College of Fujian Normal University and a tutor for postgraduate students.  He is also the vice-president of Fujian Provincial Tourism Institute and vice-president of Fujian Advertisement Association. From 1978 to 1992, he was a news journalist and editor-in-chief of “Fujian Internal Reference,” eventually becoming the head of the journalist station of “Fujian Daily” in Sanming City and general manager of the newspaper “HK-Taiwan Information.”  During that period, he was appointed as chief journalist of Fujian Province to HK, where he was in charge of news and management of the publication.  During these years, several of his works in journalism received national and provincial prizes and were published in books.  He received awards for “Excellent News Journalist” and “Advanced Workers of News Management.”  Since the establishment of New Handsome Joint Group in 1995, he has advocated and practiced the concept of “circulating cultural economy.”  In 2005, he published a scholarly treatise “General Theory of Tourism and Chinese Traditional Culture”, which has been used as the educational material for undergraduates in Tourism College of Fujian Normal University.  In February 2007, he was awarded as one of the “2006 Ten Most Distinguished Persons of Fujian Economic.”  Since 1992, Chairman Chen has worked full-time as Hong Kong Yi Tat’s CEO and has run all the subsidiaries, including the media and tourism businesses. We believe that Mr. Chen’s experience in the media and tourism industry in general and his services as a key executive and/or director of our subsidiaries and other media companies qualify him to serve as a director of the Company.

Yanling Fan

Yanling Fan has served as Chief Operating Officer of the Company since 2001 and a director of the Company and some of its subsidiaries and contractually controlled affiliates since November 2007. Since 2000, she has taken on the following positions: General Manager of New Handsome Joint Group (Fujian), General Manager of Hong Kong Yitat International Investment Co., Ltd, Chairman of Fujian Gold Lake Economy and Trading (Tourism) Development Co., Ltd., Director of Sydney Communication College (Australia), and General Manager of Fujian Education and Broadcasting Media Co., Ltd.  In 2005, she was awarded “Fujian Splendid Women” and “Advanced worker of advertisement industry Fuzhou 2005.” We believe that Ms. Fan’s experience in the media and tourism industry and her current and previous services in various media companies qualify her to serve as a director of the Company.

Yongxi Lin

Yongxi Lin has served as our Financial Controller since October 2003 and was appointed as our interim Chief Financial Officer on January 6, 2012. He has extensive financial experience working at large-scale enterprises in Fujian province. Previously, Mr. Lin served as the chief financial officer at Fujian Furi Group Co., Ltd, and was also an accountant for China Fujian International Economic and Technological Cooperation Company. Mr. Lin is a Certified Public Accountant in China, and is a professional member of the the Chinese Institute of Certified Public Accountants, or CICPA.  He received his Bachelor of Art degree in Accounting in 1994.

Renjiu Pei

Renjiu Pei has been a director of the Company since June 7, 2013.  He has served as chairman at Fujian Tianren Huitong Investment Co., Ltd. since 2013. Previously, Mr. Pei served as the managing director at Fujian Jinuo Investment & Guaranty Co., Ltd. from 2009 to 2011. He served as independent director at Anxin-China Holdings Limited (HKEx Stock Code: 01149)from 2004 to 2011. Anxin China Holdings, Limited is an investment holding company, which engaged in the sale of system hardware and application software for installation of Intelligent Surveillance Disaster Alert & Rescue Coordination (ISD) Systems and provision of system solutions services. From 1990to 2001, he served as supervisor of pharmacy in Fuzhou General Hospital. He received his master’s degree from Anhui Medical University in 1990. Mr. Pei also received trainings in US GAAP. In 2001, he attended Corporate Compliance Seminars Audit Committee Workshop in Hong Kong which addressed the awareness of governance issues and audit committee effectiveness. In 2012, he participated in a study by the CFA Institution regarding US GAAP Essentials in Kuala Lumpur which provided a detailed overview of the technical issues faced in producing US GAAP financial statements. We believe that Mr. Pei’s director experience at a Hong Kong listed company and his several oversea US GAAP training experiences qualifies him to serve as a director of the Company.

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

All of the advertising companies in which Ms. Yin served as manager are listed on the Top 100 Advertising Companies List in China. The well-known clients she served, or is currently serving, include Daobao Cosmetics, Haier, Hisense Electric, Ariston Refrigerator, Shanxi Fen Wine, Red Eagle, Furong Wang, Tsingtao Beer, and Yanjing Beer. Ms. Yin also achieved acknowledgement and recognition in the media industry. She participated in planning, producing and filming many TV programs and dramas, including “Walk into Taiwan,” “China’s Economic Reports,” “1/2 Hour Economic Report,” “CCTV Young Singer Competition,” “Red Eagle Cinema” on Phoenix Channel, and the TV drama “The Prime Minister Liu Luoguo.”

In addition, Ms. Yin organized several large-scale events for Chinese government’s ministries and commissions and other international organizations: PutianYanhuang Millennium, Dragon Board World Cup, China’s Trade Marks around the World, 2004 Miss Universe Finale, 2007 Miss Japan International Finale, and Hong Kong’s Second International Mahjong Competitions.

Ms. Yin received her bachelor degree in Chinese from People’s University of China in 1979. We believe that Ms. Yin’s experience in the advertising and media industry, her services as key executive in the advertising companies and her recognition in the China media industry qualify her to serve as a director of the Company.

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

Mr. Huang is an expert among China’s tourism academics. Between March 2008 and March 2009, Mr. Huang was appointed by the China National Tourism Bureau to preside over the Open Tourism Market for Mainland Citizens’ Travel to Taiwan and Related Management Issues.  In 2006 and 2007, he was invited by the China National Tourism Bureau and Taiwan Office of CPC Central Committee to represent China’s tourism academics to draft monographs and to participate in Strait Economic Trade Forum. Between 2005 and 2006, Mr. Huang engaged in the planning, research, and modification of display contents of China Fujian-Taiwan Kinship Museum sponsored by the Publicity Department of the CPC Central Committee and Fujian Provincial Committee. China Fujian-Taiwan Kinship Museum became a new tourism landmark of the west coast of Taiwan Strait, and a popular tourist attraction in Quanzhou, Fujian.

Mr. Huang obtained his Bachelor Degree in History from Xiamen University in 1976. We believe that Mr. Huang’s strong academic background in the tourism management and development qualifies him to serve as a director of the Company.

Family Relationship

 Minhua Chen and Yanling Fan are husband and wife.

Corporate Governance

Meetings and Board Committees

The Board of Directors held two meetings during 2013.  In fiscal year 2013, the Audit Committee held two meetings Each director attended at least 75% of the Board of Directors and committee meetings of which he was a member during such time as he served as a director.  From time to time, the members of our Board of Directors act by unanimous written consent in accordance with Nevada law.  During the year ended December 31, 2013, our Board of Directors took action by unanimous consent on two (2) occasions.  We do not have a formal policy regarding attendance by members of our Board of Directors at our annual meetings of stockholders, but we encourage all members of our Board of Directors to attend such meetings.

Audit Committee

Our Board of Directors has a standing audit committee which carries out its responsibilities pursuant to the audit committee written charters, which are available on our website at www.yidacn.net.

The Audit Committee, which currently is comprised of Renjiu Pei, Chunyu Yin, and Fucai Huang, met two (2) times during 2013.  Each member of the Audit Committee is independent, as defined in the listing standards of The NASDAQ Stock Market, Inc. (“Nasdaq”).  The Audit Committee assists the Board in overseeing (i) our accounting and financial reporting processes and principles, (ii) our disclosure controls and procedures and internal control over financial reporting designed to promote compliance with generally accepted accounting principles and applicable laws and regulations, (iii) the preparation, presentation and integrity of our financial statements, and (iv) the administration of an audit of our annual financial statements by our independent auditor in accordance with generally accepted accounting standards.  The Board has determined that Mr. Renjiu Pei qualifies as an Audit Committee Financial Expert under applicable rules of the Commission and satisfies the financial literacy and experience requirements under the applicable Nasdaq standards.

Nominating and Compensation Committees

The Company does not have a nominating or compensation committee.  In 2009, the Board of Directors of the Company approved the adoption of the procedures for the selection of director nominees.  Pursuant to NASDAQ Rule 5605(e)(1), a majority of the independent directors shall recommend and select the director nominees.  Each of our directors participates in the consideration of director nominees.  In 2009, the Board of Directors of the Company also approved the adoption of the independent director oversight of Executive Officer compensation.  Pursuant to NASDAQ Rule 5605(d), all matters regarding executive officer compensation shall be submitted for approval or recommendation by a majority of the independent directors.  Our independent directors are Renjiu Pei, Chunyu Yin and Fucai Huang.

Independence of the Board of Directors

We believe that Renjiu Pei, Fucai, Huang and Chunyu Yin qualify as independent directors for NASDAQ purposes. This means that our board of directors is composed of a majority of independent directors as required by NASDAQ Stock Market rules.

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

Shareholders Meetings

We have no policy with respect to director attendance at annual meetings but we encourage every director and executive officer to attend our annual meetings. Our directors Minhua Chen, Yanling Fan and Renjiu Pei attended last year’s annual meeting.

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

Based solely on our review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% Stockholders were complied with for the fiscal year ended December 31, 2013 except that Michael Marks was late in filing an exit Form 4 when he resigned from the Board in June 2013 and Renju Pei was late in filing a Form 3 when he was elected as a director in June 2013.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its Chief Executive Officer and Chief Financial Officer, and other named executive officers for each of the two fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table
Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Minhua Chen	2013	$58,118		—	—	—	—	—	$1,488	(1)	$59,606
CEO, President and Chairman	2012	$57,113	(3)	—	—	—	—	—	$1,440	(1)	$58,553

Yanling Fan	2013	$50,369		—	—	—	—	—	$1,488	(2)	$51,857
Chief Operating Officer	2012	$49,498	(4)	—	—	—	—	—	$1,440	(2)	$50,938

Yongxi Lin	2013	$38,745		—	—	—	—	—	—		$38,745
Interim Chief Financial Officer	2012	$38,075	(5)	—	—	—	—	—	—		$38,075

(1)	Mr. Chen received $124 per month as lunch reimbursement.

(2)	Ms. Fan received $124 per month as lunch reimbursement.

(3)	Salary payable of $57,113 was paid to Mr. Chen with $47,132 in cash, net of payroll taxes.

(4)	Salary payable of $49,498 was paid to Ms. Fan with $41,372 in cash, net of payroll taxes.

(5)	Salary payable of $38,075 was paid to Mr. Lin with $32,732 in cash, net of payroll taxes.

Narrative Disclosure to the Summary Compensation Table

Option Exercises and Stock Vested

Our executives did not exercise any stock options.

Grants of Plan Based Awards in the Fiscal Year Ended December 31, 2013

No option grants were awarded to named executive officers for the fiscal year ended December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock options or other equity incentive awards have been made to our officers and directors for the fiscal year ended December 31, 2013.

Employment Contracts and Termination of Employment

We do not have any written agreement with any of our current executive officers.

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any director or executive officer of us which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with us, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

2009 Equity Incentive Plan

On August 10, 2009, with the written consent of our majority stockholders, our Board of Directors adopted the Company’s 2009 Equity Incentive Plan (the “Incentive Plan”) The Incentive Plan gives us the ability to grant stock options, restricted stock, stock appreciation rights (SARs), and other stock-based awards (collectively, “Awards”) to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of our advisory board or our Board of Directors or the board of directors of any of our subsidiaries. Our Board of Directors believes that adoption of the Incentive Plan is in the best interests of our company and our stockholders because the ability to grant stock options and make other stock-based awards under the Incentive Plan is an important factor in attracting, stimulating and retaining qualified and distinguished personnel with proven ability and vision to serve as employees, officers, consultants or members of the Board of Directors or advisory board of our company and our subsidiaries, and to chart our course towards continued growth and financial success. Therefore, our Board of Directors believes the Incentive Plan is a key component of our compensation program.

As of April 29, 2014, 178,000 shares of our common stock remained available for future grants under the Incentive Plan.

Director Compensation

Directors who also serve as employees of the Company do not receive payment for services as directors. The independent directors of the Board of Directors are responsible for reviewing and making decisions regarding all matters pertaining to fees and retainers paid to Directors of the Board. The independent directors may engage consultants or advisors in connection with their compensation review and analysis. The independent directors did not engage any consultants in 2013.

In making non-employee Director’s compensation decisions, the independent directors take various factors into consideration, including, but not limited to, the responsibilities of Directors generally, as well as committee chairs, and the forms of compensation paid to directors by comparable corporations.

The following table sets forth information concerning cash and non-cash compensation paid by the Company to its directors during the last fiscal year ended December 31, 2013.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Minhua Chen	—		—	—	—	—	—	—
Yangling Fan	—		—	—	—	—	—	—
Chunyu Yin	$8,073	(1)	—	—	—	—	—	$8,073
Fucai Huang	$8,073	(1)	—	—	—	—	—	$8,073
Renjiu Pei	$5,503(1)	(2)	—	—	—	—	—	$5,503

(1) For their capacity serving as independent directors of the Company. Mr. Pei received more compensation than the other non-executive directors because he is serves as Chairman of the Audit Committee and has accepted additional responsibilities in that capacity.

The directors will also be reimbursed for all of their out-of-pocket expenses in traveling to and attending meetings of the Board of Directors and committees on which they serve.

(2) On June 7, 2013, the company entered into a director agreement with Renjiu Pei, and agreed to pay to Mr. Pei a cash compensation of RMB 72,000per year before tax.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 30, 2014, the names, addresses and number of shares of our common stock beneficially owned by all persons known to us to be beneficial owners of more than 5% of the outstanding shares of our common stock, and the names and number of shares beneficially owned by each of our directors and executive officers, and all of our executive officers and directors as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).  As of April 9, 2014, we had a total of 3,914,580 shares of common stock outstanding.

Unless otherwise specified, the address of each of the persons set forth below is c/o China Yida Holding, Co., 28/F Yifa Building, No. 111 Wusi Road, Fuzhou, Fujian, People’s Republic of China.

Name and Address of Beneficial Owner (1)	Number of Shares and Nature of Beneficial Ownership (1)		Percent of Common Stock Outstanding
Executive Officers and Directors
Minhua Chen	1,145,196	(2)	29.25%

Yanling Fan	1,122,396	(3)	28.67%

Yongxi Lin	0		0

Chunyu Ying	0		0

Fucai Huang	0		0

Renjiu Pei	0		0

All directors and executive officers as a group (6 persons)	2,267,592		57.92%

Other 5% Shareholders
Pope Investment II, LLC (4) 5100 Poplar Avenue, Suite 805 Memphis, Tennessee 38137	399,206		10.20%

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

(2)
Including 6,000 shares of common stock issuable upon exercise of stock options. The number of shares beneficially owned by Minhua Chen does not include the shares beneficially owned by Yanling Fan despite of their husband and wife relationship.

(3)	The number of shares beneficially owned by Yanling Fan does not include the shares beneficially owned by Minhua Chen despite of their husband and wife relationship.
(4)	William P. Wells is the managing member of Pope Investment II, LLC, acting alone, has voting and dispositive power over the shares beneficially owned by Pope Investment II, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than described below, to the best of our knowledge, there were no other related transactions with related persons in the fiscal years ended December 31, 2013 and 2012:

Rental Expense

The Company incurred rental expenses of $197,672 and $386,188for the years ended December 31, 2013 and 2012, respectively, including $5,650 and $9,518, respectively, paid to XinHengji Holding Company Limited, a related party. XinHengji Holding Company Limited is the 100% controlling shareholder of Fujian XinHengji Advertising Co., Ltd.

As of December 31, 2012, the Company had zero due to related parties.

Television Contract

There was a contract in force for the period of August 1, 2003 to July 31, 2010 between XinHengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company, a wholly state-owned company organized by the Fujian Education TV Station under the laws of the People’s Republic of China, (“FETV”) that provided for prepaid airtime to be purchased and utilized by the related party in return for payment of RMB 5,000,000 ($792,000) and purchase of suitable programming for the station in the amount of an additional RMB 5,000,000 ($792,000) (Educational Programming). XHJ is 80% owned by Chairman Minhua Chen and the other 20% of XHJ is owned by his mother.

XHJ assigned the rights of the above contract to the Company to manage the commercial air time of the TV station. Under the terms of the assignment, XHJ was responsible for paying RMB 5,000,000 ($792,000) to purchase the TV programs and is entitled to any revenue generated other than the commercial revenue. Any commercial revenue is the revenue generated from the sale of air time. The Company is responsible for paying for the air time in an amount equal to RMB 5,000,000 ($792,000), provided, however, if the Company purchased the TV programs and paid RMB 5,000,000 ($792,000) for the purchase of the TV programs, then the Company did not have to pay RMB 5,000,000 ($792,000) for the purchase of the air time. The amount paid over the air time of RMB 5,000,000 ($792,000) by the Company was the Company’s advertising costs incurred and charged as cost of sales against specific airtime segments and this will not be reimbursed by XHJ.  The above agreement expired on July 31, 2010 and was not renewed. Accordingly, after July 31, 2010, XHJ is no longer making payments to FETV. XHJ was originally a party to this agreement because at the time it was executed, August 1, 2003, China Yida and its subsidiaries were not incorporated nor operating. After it was assigned to the Company, Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) conducted the advertising and other media activities. These activities were within the business scope of Fuyu’s business license.

In lieu of the agreement with XHJ, on July 30, 2010, Fuyu entered into a similar agreement with FETV, pursuant to which, FETV granted Fuyu exclusive management rights for the FETV station. This agreement had a term of 5 years. From August 1, 2010 to July 31, 2011, Fuyu should pay to FETV an annual payment of RMB 12,000,000 ($1,893,000). From August 1, 2011 to the end of the contract on July 31, 2015, annual payment to FETV will be increased by 20% for each year. This agreement was terminated in July 2013.

The revenue from FETV media business in 2013 was RMB 17.66 million ($2.85 million), and the cost associated with purchasing the programs was RMB 3.78 million ($0.61 million). There is no need to pay the contract fees to XHJ. The revenue from FETV media business in 2012 was RMB 104.1 million ($16.5 million), and the cost associated with purchasing the programs was RMB 11.4 million ($1.8 million) in 2012. XHJ no longer pays any amounts to FETV and has no income from the FETV business. XHJ, however, does generate other income from other businesses, unrelated to the listed company, including news broadcasts, education program broadcasting and English TV lectures.

Related Party Loans

As of December 31, 2013, the Company had $31,283,315 and $4,199,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advertisement Co., Ltd. Those loans are unsecured, bear no interest and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of the Board of Directors appointed KCCW Accountancy Corp. as the independent registered public accounting firm to conduct the audit of our consolidated financial statements for the 2014 fiscal year and to report on our consolidated balance sheets, statements of income and other related statements. KCCW Accountancy Corp. has served as our independent registered public accounting firm since April 13, 2012. The Audit Committee Charter includes the procedures for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and audit-related fees paid to the auditors with respect to the 2013 fiscal year were pre-approved by the Audit Committee of the Board of Directors.

Fees and Services

The following table shows the fees that were billed for the audit and other services provided by KCCW Accountancy Corp. for the years ended December 31, 2013 and 2012.

	Fiscal 2013	Fiscal 2012
Audit Fees	$85,000	$120,000
Audit Related Fees	—	—
Tax Fees	5,000	5,000
All Other Fees	—	—
Total	$90,000	$125,000

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

CHINA YIDA HOLDING, CO.

Date: April 30, 2014	By:
Minhua Chen Chief Executive Officer (Principal Executive Officer)

By:
Yongxi Lin
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

	Chief Executive Officer, President and Chairman	April 30, 2014
Minhua Chen	(Principal Executive Officer)

	Chief Financial Officer	April 30, 2014
Yongxi Lin	(Principal Financial Officer; Principal Accounting Officer)

	Chief Operating Officer, Secretary and Director	April 30, 2014
Yanling Fan

	Director	April 30, 2014
Renjiu Pei

	Director	April 30, 2014
Fucai Huang

	Director	April 30, 2014
Chunyu Yin