Form 10-Q
period 2014-03-31
CHINA YIDA HOLDING, CO.
filed 2014-05-15
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 14, 2014
Common stock, $.001 par value	3,914,580

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	F-2
Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2014 and 2013	F-3
Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	F-4
Notes to the Consolidated Financial Statements	F-5 - F-26

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,043,437	$2,415,576
Accounts receivable	557,766	571,637
Other receivables, net	419,690	410,668
Advances and prepayments	1,836,525	1,424,224
Prepayment - current portion	927,879	783,678
Total current assets	5,785,297	5,605,783

Property and equipment, net	212,713,984	216,636,688
Intangible assets, net	50,425,690	51,193,862
Long-term prepayments	3,008,303	3,164,950
Total assets	$271,933,274	$276,601,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$2,433,801	$2,454,108
Long-term debt, current portion	33,167,835	8,903,504
Accounts payable	597,059	565,694
Accrued expenses and other payables	2,003,362	1,239,864
Due to related parties	39,220,390	35,482,437
Total current liabilities	77,422,447	48,645,607

Long-term debt	61,611,315	86,666,480
Total liabilities	139,033,762	135,312,087

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	17,290,111	18,388,750
Retained earnings	63,892,451	71,183,496
Statutory reserve	2,549,330	2,549,330
Total equity	132,899,512	141,289,196
Total liabilities and equity	$271,933,274	$276,601,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For The Three Months Ended March 31,
	2014	2013
Net revenue
Advertisement	$-	$1,599,811
Tourism	2,654,032	2,098,237
Total net revenue	2,654,032	3,698,048

Cost of revenue
Advertisement	-	919,144
Tourism	2,688,245	1,469,626
Total cost of revenue	2,688,245	2,388,770
Gross profit (loss)	(34,213)	1,309,278

Operating expenses
Selling expenses	2,908,961	2,391,508
General and administrative expenses	2,179,591	1,604,721
Total operating expenses	5,088,552	3,996,229
Loss from operations	(5,122,765)	(2,686,951)

Other income (expense)
Other income (expense), net	216,523	(47,776)
Interest income	3,214	9,184
Interest expense	(2,388,017)	(23,597)
Total other expenses	(2,168,280)	(62,189)

Loss from continuing operations before income tax and non-controlling interest	(7,291,045)	(2,749,140)

Less: Provision for income tax	-	130,926

Net loss income from continuing operations	(7,291,045)	(2,880,066)

Discontinued Operation

Loss from discontinued operations, net of income taxes	-	(57,185)

Net Loss	(7,291,045)	(2,937,251)

Net loss attributed to non-controlling interest:
Net loss from discontinued operation	-	22,851
Net loss attributable to China Yida Holding Co.	$(7,291,045)	$(2,914,400)

Net Loss	$(7,291,045)	$(2,937,251)

Other comprehensive income
Foreign currency translation (loss) gain	(1,098,639)	1,359,722
Comprehensive loss	(8,389,684)	(1,577,529)
Comprehensive income attributable to non-controlling interest	-	60,700
Comprehensive loss attributable to China Yida Holding Co.	$(8,389,684)	$(1,516,829)

Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	(7,291,045)	(2,880,066)
Net loss from discontinued operations, net of income taxes	-	(34,334)
Net loss attributable to common stockholders	(7,291,045)	(2,914,400)

Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted loss per share from continuing operations	$(1.86)	$(0.73)
- Basic & diluted loss per share from discontinued operations	$-	$(0.01)
- Basic & diluted loss per share attributable to common stockholders	$(1.86)	$(0.74)

Weighted average shares outstanding
- Basic	3,914,580	3,914,580
- Diluted	3,914,580	3,914,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(7,291,045)	$(2,914,400)
Net loss from discontinued operations	-	34,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,400,480	1,455,878
Amortization	347,109	618,101
Amortization of financing costs	-	55,655
Changes in operating assets and liabilities:
Accounts receivable	9,209	(65,043)
Other receivables, net	(32,794)	(136,011)
Advances and prepayments	(427,240)	(569,054)
Accounts payable	36,314	(20,217)
Accrued expenses and other payables	799,792	106,014
Taxes payable	-	(297,683)
Net cash used in continuing operations	(4,158,175)	(1,732,426)
Net cash used in discontinued operations	-	(662,623)
Net cash used in operating activities	(4,158,175)	(2,395,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(254,586)	(128,358)
Additions to construction in progress	-	(45,337,760)
Increase in long-term prepayments for acquisition of property, equipment and land use rights	(20,379)	(472,806)
Net cash used in continuing operations	(274,965)	(45,938,924)
Net cash used in discontinued operations	-	(251,096)
Net cash used in investing activities	(274,965)	(46,190,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	-	(668,574)
Proceeds from long-term loans	-	52,573,723
Repayment of long-term loans	-	(1,115,200)
Proceeds from loans from related parties	4,025,818	-
Net cash provided by continuing operations	4,025,818	50,789,949
Net cash provided by discontinued operations	-	637,257
Net cash provided by financing activities	4,025,818	51,427,206

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	35,183	43,569

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(372,139)	2,885,706
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	(268,265)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(372,139)	3,153,971

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,415,576	5,658,319
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$2,043,437	$8,812,290

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Capitalized interest in construction in progress	$-	$1,625,100

Cash paid during the period for:
Income tax	$-	$389,114
Interest	$1,640,691	$1,625,100

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

The unaudited consolidated financial statements of China Yida Holding, Co. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2014	December 31, 2013
Total current assets *	$14,681,894	$12,244,845
Total assets	$14,689,521	$12,252,536
Total current liabilities #	$13,716,144	$11,193,422
Total liabilities	$13,716,144	$11,193,422

* Including intercompany receivables of $14,672,130 and $12,231,075 as at March 31, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

# Including intercompany payables of $13,692,193 and $11,169,092 as at March 31, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2014 and December 31, 2013, the Company has uninsured deposits in banks of approximately $2,021,000 and $2,405,000.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, allowance for advances and prepayments of $3,196 and $3,223 were assessed and recorded as of March 31, 2014 and December 31, 2013, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2014 and December 31, 2013.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the three months ended March 31, 2014

	Fujian Jintai	Tulou
Gross receipts	$646,966	$150,119

Profit sharing costs	96,851	-
Nature resource compensation expenses	52,483	13,751
Total paid to the local governments	149,334	13,751

Net receipts	$497,632	$136,368

For the three months ended March 31, 2013

	Fujian Jintai	Tulou
Gross receipts	$547,220	$184,674

Profit sharing costs	80,540	-
Nature resource compensation expenses	44,711	17,178
Total paid to the local governments	125,251	17,178

Net receipts	$421,969	$167,496

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2014 and 2013 were $307,081 and $247,380, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $85,458 and $72,876 for the three months ended March 31, 2014 and 2013, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of March 31, 2014 and December 31, 2013, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

p. Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718-10, "Share Based Payment Arrangement” which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

As at March 31, 2014, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

v. Recent accounting pronouncements

In January 2014, the FASB issued ASU 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill. The amendments in this Update allow an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in this Update should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount. The disclosures required under this alternative are similar to existing U.S. generally accepted accounting principles (GAAP). However, an entity that elects the accounting alternative is not required to present changes in goodwill in a tabular reconciliation. The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	March 31, 2014	December 31, 2013

Advance to employees	$146,263	$125,824
Security deposits	109,088	104,730
Other	185,690	201,643
	441,041	432,197
Less: Allowance	(21,351)	(21,529)
	$419,690	$410,668

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	March 31, 2014	December 31, 2013
Advance payments related to land use rights	$818,506	$814,000
Advance payments related to facilities of Yang-Sheng Paradise	401,605	27,900
Advance payments related to hotel facilities of Yunding resort	259,334	354,461
Advance payments related to construction cost of Great Golden Lake	51,872	52,305
Other	308,404	178,781
	1,839,721	1,427,447
Less: Allowance	(3,196)	(3,223)
	$1,836,525	$1,424,224

As of March 31, 2014, advance payments related to land use rights represents the payment made by Fujian Yida and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $807,263 (RMB 4.98 million) for the acquisition of land use rights. Fenyi Yida made advance payments to the local government of $11,243 (RMB 0.07 million) for the acquisition of land use rights during the three months ended March 31, 2014.

As of December 31, 2013, advance payments related to land use rights represents the payment made by Fujian Yida. Fujian Yida made advance payments to the local government of Yongtai County of $814,000 (RMB 4.98 million) for the acquisition of land use rights.

As of March 31, 2014 and December 31, 2013, advance payments related to facilities of Yang-Sheng Paradise were $401,605 and $27,900, respectively.

As of March 31, 2014 and December 31, 2013, advance payments related to hotel facilities of Yunding resort were $259,334 and $354,461, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013

Buildings, Improvements and Attractions	$227,888,459	$230,000,535
Electronic Equipment	3,994,265	3,784,064
Transportation Equipment	2,819,700	2,727,333
Office Furniture	349,412	246,354
	235,051,836	236,758,286
Less: Accumulated Depreciation	(22,337,852)	(20,121,598)
Property and equipment, net	$212,713,984	$216,636,688

Depreciation expense for the three months ended March 31, 2014 and 2013 were $2,400,480 and $1,455,878 respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013

Land use right	$47,899,509	$48,299,182
Management right of tourist resort	5,678,868	5,726,252
Commercial airtime rights	-	6,882,616
	53,578,377	60,908,050
Accumulated amortization	(3,152,687)	(9,714,188)
Intangible assets, net	$50,425,690	$51,193,862

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

As of March 31, 2014, the commercial airtime rights have been fully amortized.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	INTANGIBLE ASSETS, NET (CONTINUED)

Land use right

For the three months ended March 31, 2014 and 2013, amortization expense amounted to $347,109 and $618,101, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,
2015	$1,388,424
2016	1,388,424
2017	1,388,424
2018	1,388,424
2019	1,388,424
Thereafter	43,483,570
$50,425,690

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2014	December 31, 2013
Prepayments for project planning, assessments and consultation fees	$1,861,056	$1,989,648
Prepayment for cooperative development	460,133	488,828
Deferred financing costs	371,227	400,440
Others	315,887	286,034
	$3,008,303	$3,164,950

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of March 31, 2014 and December 31, 2013, prepayments for cooperative development amounted to $460,133 and $488,828, respectively.

Deferred financing costs represent fees paid prior to 2014, amounted to $713,834 (RMB 4.40 million), in order to obtain additional debt used to construct various resort projects.  These fees were deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of March 31,
2015	$103,598
2016	103,598
2017	103,598
2018	103,598
2019	60,433
Total minimum payments	$474,825
Current portion recorded under prepayments – current portion	(103,598)

Long term portion	$371,227

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	BANK LOANS

Short-term loans
Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	March 31, 2014	December 31, 2013

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.7% per annum, due October 17, 2014, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd.	$2,433,801	$2,454,108
Total	$2,433,801	$2,454,108

In October 2013, the Company borrowed the loan of $2,454,108 (RMB 15 million) due October 17, 2014 from Fujian Haixia Bank, with the interest rate at 8.7% per annum.

Interest expense for the three months ended March 31, 2014 and 2013 amounted to $53,329 and $33,456, respectively. The interest expense for the three months ended March 31, 2014 and 2013 of $0 and $33,456, respectively was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	March 31, 2014	December 31, 2013

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$53,543,614	$53,990,380

Loan from China Minsheng Banking Corp, Ltd , interest rate at 12.50% per annum, final installment due March 6, 2015, secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (b))	24,338,006	24,541,082

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (c))	10,082,888	10,167,020

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	6,814,642	6,871,502

	94,779,150	95,569,984
Less: current portion	(33,167,835)	(8,903,504)
Total	$61,611,315	$86,666,480

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	BANK LOANS (CONTINUED)

Note:

(a)
$8,112,669 (RMB 50,000,000), $8,112,669 (RMB 50,000,000), $12,980,270 (RMB 80,000,000) and $24,338,006 (RMB 150,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019 and 2020 respectively.

(b)	$24,338,006 (RMB 150,000,000) will be due in the twelve-month period as of March 31, 2015.

(c)
$2,015,187 (RMB 12,420,000) will be due in each twelve-month period as of March 31, 2015, 2016, 2017, and 2018 respectively, and $2,022,140 (RMB 12,480,000) will be due in the twelve-month period as of March 31, 2019. In November 2011 and in March 2012, $486,760 and $227,074 of financing costs were paid in connection with this loan and subject to amortization, with $249,175 and $122,052 recorded in long-term prepayments as of March 31, 2014, respectively.

(d)	$6,814,642 (RMB 42,000,000) will be due in the twelve-month period as of March 31, 2015.

Interest expense for the three months ended March 31, 2014 and 2013 amounted to $2,334,688 and $1,591,644, respectively. The interest expense for the three months ended March 31, 2014 and 2013 of $0 and $1,591,644, respectively, was capitalized as part of construction in progress.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31, 2014	December 31, 2013
Accrued interest	$741,809	$-
Accrued payroll	595,269	646,074
Accrued local government fees	209,150	237,426
Security deposits payable	232,517	158,215
Unearned revenue	146,394	89,347
Welfare payable	13,181	13,291
Other	65,042	95,511
	$2,003,362	$1,239,864

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the three months ended March 31, 2014 and March 31, 2013. Net operating loss at March 31, 2014, which can be used to offset future taxable income, was approximately $3,689,263. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the three months ended March 31, 2014 and 2013.

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

Provision for income tax consists of the following:

	For The three months Ended March 31,
	2014	2013

Current
USA	$-	$-
China	-	130,926
	-	130,926

Deferred
USA
Deferred tax asset for NOL carry forwards	21,155	29,135
Valuation allowance	(21,155)	(29,135)
	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	-
Allowance for doubtful accounts for other receivables	-	-
Net deferred income tax liabilities under current liabilities	-	-

Non current portion
Deferred tax asset for NOL carry forwards	1,857,932	826,274
Temporary difference from airtime rights expenses	-	-
Temporary difference from capitalized interest	-	-
Valuation allowance	(1,857,932)	(826,274)
Net changes in deferred income tax under non-current portion	-	-

Net deferred income tax expenses	-	-

Provision for income tax	$-	$130,926

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The three months Ended March 31,
	2014	2013

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.00%)	(24.95%)
Effective income tax rates	(0.00%)	0.05%

(a)
Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the three months ended March 31, 2014 and 2013, respectively.

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

The change in total allowance for the three months ended March 31, 2014 and 2013 was an increase of $1,879,087 and $855,409, respectively.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2013	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of March 31, 2014	18,000

For the three months ended March 31, 2014 and 2013, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

The results of Anhui Yida have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following table:

	For The three months Ended March 31,
	2014	2013

Net Revenue	$-	$-
General, and administrative expenses	-	(57,940)
Other expense, net	-	(237)
Interest Income	-	992
Net loss	$-	$(57,185)

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of March 31,
2015	$76,473
2016	64,769
2017	66,294
2018	67,910
2019	69,623
Thereafter	1,070,493
Total minimum payments	$1,415,562

The Company incurred rental expenses of $52,647 and $46,244 for the three months ended March 31, 2014 and 2013, respectively, including $0 and $2,390, respectively, paid to Xin Hengji Holding Company Limited, a related party.

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

The Company paid approximately $96,851 and $80,540 to the Taining government for the three months ended March 31, 2014 and 2013, respectively, and recorded as cost of revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(3) Compensation for using nature resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $52,483 and $44,711 to the Taining government for the three months ended March 31, 2014 and 2013, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $13,751 and $17,178 to the Hua’an government for the three months ended March 31, 2014 and 2013, respectively, and recorded as selling expenses.

(4) Litigation

The Company’s management does not expect the legal matters involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

15.	DUE TO RELATED PARTIES

As of March 31, 2014, the Company had $35,021,268 and $4,199,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. As of December 31, 2013, the Company had $31,283,315 and $4,199,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advitisement Co., Ltd. Those loans are unsecured, bear no interest, and due on demand.

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

Basic and diluted:

	For The three months Ended March 31,
	2014	2013
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(7,291,045)	$(2,880,066)
Net loss from discontinued operations, net of income taxes	-	(34,334)
Net loss attributable to common stockholders	$(7,291,045)	$(2,914,400)
Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted loss per share from continuing operations	$(1.86)	$(0.73)
- Basic & diluted loss per share from discontinued operations	-	(0.01)
- Basic & diluted loss per share attributable to common stockholders	$(1.86)	$(0.74)

Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,914,580
Potential common shares outstanding As of March 31:
Warrants outstanding	-	-
Options outstanding	18,000	18,000

For the three months ended March 31, 2014 and 2013, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	BUSINESS SEGMENTS

During the three months ended March 31, 2014 and 2013, the Company was organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the three months ended:

	For The Three Months Ended March 31,
	2014	2013
Revenues:
Advertisement	$-	$1,599,811
Tourism	2,654,032	2,098,237
Total	$2,654,032	$3,698,048

Operating income (loss):
Advertisement	$-	$519,239
Tourism	(5,122,765)	(3,123,370)
Other	-	(82,820)
Total	$(5,122,765)	$(2,686,951)

Net income (loss):
Advertisement	$-	$365,083
Tourism	(7,291,045)	(3,161,905)
Other	-	(83,244)
Net loss from continuing operations	(7,291,045)	(2,880,066)
Net loss from discontinued operations	-	(57,185)
Total	$(7,291,045)	$(2,937,251)

Capital expenditure:
Advertisement	$-	$-
Tourism	254,586	45,466,118
Total	$254,586	$45,466,118

Intangible assets:	March 31, 2014	December 31, 2013
Advertisement	$-	$-
Tourism	50,425,690	51,193,862
Total	$50,425,690	$51,193,862

Identifiable assets:
Advertisement	$-	$33,537
Tourism	271,933,274	276,557,313
Others	-	10,433
Total	$271,933,274	$276,601,283

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2014, the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of March 31, 2014 have been incorporated into these unaudited consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 (the “Annual Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

We currently operate the Great Golden Lake tourist destination (Global Geo-park, World Nature Heritage), Hua’An Tulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total, and China Yang-Sheng Paradise. As of March 31, 2014, through our wholly owned subsidiaries in China, we have entered into two cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, (ii) the Fenyi County, Xinyu City, Jiangxi Province Government. Under these agreements, we have obtained:

(i)	the right to construction and development of the Royal Hot Spring World project,
(ii)
the right to invest in construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Yang-sheng Paradise”) (including the projects: (a) Salt Water Hot Spring SPA & Health Center, (b) Yang-sheng Holiday Resort, (c) World Yang-sheng Cultural Museum, (d) International Camphor Tree Garden, (e) Chinese Medicine and Herb Museum, (f) Yang-sheng Sports Club, (g) Old Town of Chinese Traditional Medicine, and (h) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”), and

Advertising business had been our primary source of revenue for the last two years before January 2013 because the tourism business has experienced serious disruptions from flooding and severe weather while the new advertisement regulatory restriction was not enforced by the local government. Our tourism business has become the primary source of our revenue since first quarter of 2013. The revenue from advertising has decreased as the new advertisement regulatory restriction is enforced and the revenue from tourism has been increased. However, any increase in revenue will depend on the recovery of Great Golden Lake from flooding and the progress we make in developing our existing and new projects in our other tourist destinations. Our advertising business is not seasonal while our tourism business is seasonal. We have visitors to our parks throughout the year. In 2014, we will continue develop and construct the new Jiangxi projects.

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

However, as the Great Golden Lake resort continues to recover and we begin to generate revenue after the grand openings Yang-sheng Paradise opened in October 2013 and City of Caves expected to open in third quarter of 2014, we believe that we will be able to maintain the high gross profit margins in the tourism segment. Also, we expect Yunding to continue to grow and Great Golden Lake to recover completely from the flooding.  Our tourism business has become the primary source of our revenue since first quarter of 2013.

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

Net loss from discontinued operation were $0 and $34,334 for the three months ended March 31, 2014 and 2013.

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

Results of Operations

Results of Operations for the three months ended March 31, 2014 and 2013

The Company is organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the three months ended March 31, 2014 and 2013:

(All amounts, other than percentage, in U.S.	For The Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease) Percentage
Dollar)	2014	2013	U.S. Dollar ($)	(%)
Net revenue
Advertisement	$-	$1,599,811	$(1,599,811)	(100.00)
Tourism	2,654,032	2,098,237	555,795	26.49
Total net revenue	2,654,032	3,698,048	(1,044,016)	(28.23)

Cost of revenue
Advertisement	-	919,144	(919,144)	(100.00)
Tourism	2,688,245	1,469,626	1,218,619	82.92
Total cost of revenue	2,688,245	2,388,770	299,475	12.54

Gross (loss) profit	(34,213)	1,309,278	(1,343,491)	(102.61)

Selling expenses	2,908,961	2,391,508	517,453	21.64
General and administrative expenses	2,179,591	1,604,721	574,870	35.82
Loss from operations	(5,122,765)	(2,686,951)	(2,435,814)	90.65
Other expense, net	216,523	(47,776)	264,299	(553.20)
Interest income	3,214	9,184	(5,970)	(65.00)
Interest expense	(2,388,017)	(23,597)	(2,364,420)	10,020.00
Less: Provision for income tax	-	130,926	(130,926)	(100.00)
Net loss from continuing operations	(7,291,045)	(2,880,066)	(4,410,979)	153.16
Loss from discontinued operations	-	(57,185)	57,185	(100.00)

Net loss	(7,291,045)	(2,937,251)	(4,353,794)	148.23
Net loss attributable to non-controlling interest	-	22,851	(22,851)	(100.00)
Net loss attributable to China Yida Holding Co.	$(7,291,045)	$(2,914,400)	$(4,376,645)	150.17

Net Revenue

Net revenue decreased by approximately $1.04 million or approximately 28.23%, from approximately $3.70 million for the three months ended March 31, 2013 to approximately $2.65 million for the three months ended March 31, 2014. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement revenue which was partially offset by an increase in tourism.

Advertisement

Advertisement revenue decreased by approximately $1.6 million or 100%, from approximately $1.6 million for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. The decrease was because the agreement with FETV expired in July 2013 which caused the decrease in advertisement revenue from FETV.

We generated no sales from the “Journey through China on the Train” program for the three months ended March 31, 2014 as compared to approximately $0.06 million for the three months ended March 31, 2013. The Company has lost all the clients since the railway program is broadcasted manually by train attendants and we have no control over the frequency of program broadcasting, which caused the decrease in advertisement revenue from Railway program.

Tourism

Tourism revenue increased by approximately $0.56 million or approximately 26.49% from approximately $2.10 million for the three months ended March 31, 2013 to approximately $2.65 million for the three months ended March 31, 2014, including approximately $0.65 million from Great Golden Lake resort, an increase of $0.1 million or 18%, $1.6 million from Yunding Park, an increase of $0.23 million or 17%, $0.15 million from Hua’an Tulou, a decrease of $0.03 million or 17%, and $0.25 million from China Yang-sheng paradise for the three months ended March 31, 2014, as compared to the same period in 2013. The primary sources of the revenues are entrance fees, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists, partially offset by the decrease in revenue from Hua’an Tulou. The decrease in revenue from Hua’an Tulou was due to strong competition among the homogeneous tourism destinations, including Nanjing Tulou Cluster and Yongding Tulou Cluster. We have to provide deeper ticket discount among the strong competition and the tourist consumption was also decreased. We expect this trend to continue in the future.

Cost of Revenue

Cost of revenues increased by approximately $0.3 million or approximately 12.54%, from approximately $2.39 million for the three months ended March 31, 2013 to approximately $2.69 million for the three months ended March 31, 2014. The increase in cost of revenue was primarily due to an increase in cost of revenue of tourism, partially offset by a decrease in cost of revenue of advertisement.

Advertisement

Cost of revenue from advertisement decreased by approximately $0.92 million or 100%, from approximately $0.92 million for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. The decrease was also because the agreement with FETV expired in July 2013 so there was no cost incurred with for the three months ended March 31, 2014.

Tourism

Cost of revenue from tourism increased by approximately $1.22 million or approximately 82.92%, from approximately $1.47 million for the three months ended March 31, 2013 to approximately $2.69 million for the three months ended March 31, 2014. The increase was primarily due to the increase in tourists and sales activities at Yunding Park and China Yang-sheng paradise, and depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $1.34 million, or approximately 102.61%, from approximately $1.31 million for the three months ended March 31, 2013 to negative gross profit of approximately $0.03 million for the three months ended March 31, 2014. Negative gross profit margin was approximately 1.29% for the three months ended March 31, 2014, compared to gross profit margin of approximately 35.4% for the three months ended March 31, 2013, representing a decrease of approximately 37 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $0.68 million, or 100%, from approximately $0.68 million for the three months ended March 31, 2013 to $0 for the three months ended March 31, 2014. Gross profit margin from advertisement was 0% for the three months ended March 31, 2014, compared to approximately 42.55% for the three months ended March 31, 2013. The decrease was because the agreement with FETV expired in July 2013.

Tourism

Gross profit from tourism decreased approximately $0.66 million, or approximately 105.44%, from approximately $0.63 million for the three months ended March 31, 2013 to negative gross profit of approximately $0.03 million for the three months ended March 31, 2014. Negative Gross profit margin from tourism was approximately 1.29% for the three months ended March 31, 2014, compared to gross profit margin of approximately 29.96% for the three months ended March 31, 2013. The decrease of gross profit margin was primarily attributable to the due to the increase of the cost of revenue which include the increase in sales activities at Yunding Park and China Yang-sheng paradise , and depreciation cost for the new construction completed for tourism destinations.

Selling Expenses

Selling expenses were approximately $2.9 million for the three months ended March 31, 2014, compared to approximately $2.39 million for the three months ended March 31, 2013, which represents an increase of approximately $0.51 million, or approximately 21.64%. The increase in selling expense was primarily due to the increase in variable costs associated with the expansions at Yunding Park and China Yang-sheng paradise during the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $2.18 million for the three months ended March 31, 2014, compared to approximately $1.6 million for the three months ended March 31, 2013, which represents an increase of approximately $0.58 million, or approximately 35.82%. This increase was due to the increase of administrative expenses for the operation of new tourism destinations.

Interest expense.

Interest expense was approximately $2.39 million for the three months ended March 31, 2014, representing an increase of approximately $2.36 million or approximately 10020%, compared to the approximately $0.02 million for the three months ended March 31, 2013. The increase in interest expense was primarily because the interest expense for the three months ended March 31, 2013 was capitalized as part of construction in progress.

Income Tax

Income tax was $0 for the three months ended March 31, 2014, representing a decrease of approximately $0.13 million or 100%, compared to the approximately $0.13 million income tax for the three months ended March 31, 2013. The decrease was because the agreement with FETV expired in July 2013.

Net Loss

As a result of the above factors, we have net loss of approximately $7.29 million for the three months ended March 31, 2014 as compared to net loss of approximately $2.91 million for the three months ended March 31, 2013, representing an increase of approximately $4.38 million or approximately 150.17%. The increase was primarily attributable to the decrease in advertisement revenue because the agreement with FETV expired in July 2013, the increase in cost of revenue and general and administrative expenses for the operation of new tourism destination for the three months ended March 31, 2014 as compared with that for the three months ended March 31, 2013, and the increase in interest expense because the interest expense for the three months ended March 31, 2013 was capitalized as part of construction in progress

Liquidity and Capital Resources

Our principal source of liquidity during the three months ended March 31, 2014 was primarily the proceeds from loans from related parties.

As of March 31, 2014, we had cash and cash equivalents of approximately $2.04 million as compared to approximately $2.41 million as of December 31, 2013, representing a decrease of $0.37 million. Our principal sources of liquidity during the three months ended March 31, 2014 was primarily resulted from proceeds from loans.  The proceeds from loans from related parties and net proceeds from long-term loans were approximately $4.03 million and $51.46 million for the three months ended March 31, 2014, and 2013, respectively.

As of March 31, 2014 and December 31, 2013, our working capital deficits were approximately $71.64 million and $43.04 million, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the Three Months Ended March 31,
	2014	2013

Net cash used in operating activities of continuing operations	$(4,158,175)	$(1,732,426)
Net cash used in investing activities of continuing operations	$(274,965)	$(45,938,924)
Net cash provided by financing activities of continuing operations	$4,025,818	$50,789,949
Net used in discontinued operations	$-	$(268,265)

Net cash used in operating activities of continuing operations was approximately $4.16 million for the three months ended March 31, 2014, compared to approximately $1.73 million for the three months ended March 31, 2013.  The increase of $2.43 million was primarily due to the net loss of $7.29 million for the three months ended March 31, 2014 as compared to the net loss of $2.91 million for the three months ended March 31, 2013.

Net cash used in investing activities of continuing operations was approximately $0.27 million for the three months ended March 31, 2014, compared to approximately $45.94 million for the three months ended March 31, 2013.  The decrease of $45.67 million was primarily due to the decrease of $45.34 million in the construction cost related to China Yang-sheng Paradise which had been completed during the year ended December 31, 2013.

Net cash provided by financing activities of continuing operations amounted to approximately $4.03 million for the three months ended March 31, 2014, compared to approximately $50.79 million for the three months ended March 31, 2013, representing a decrease of approximately $46.76 million.  The decrease in net cash provided by financing activities was mainly because no additional bank loans were obtained during the three months ended March 31, 2014 as compared to $52.57 million loan obtained for the three months ended March 31, 2013.

Bank loans

As of March 31, 2014, the Company had five bank loans from three institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $2.43 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.7% per annum, and is due October 17, 2014.

2.
A loan for approximately $53.54 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $8,112,669 (RMB 50,000,000), $8,112,669 (RMB 50,000,000), $12,980,270 (RMB 80,000,000) and $24,338,006 (RMB 150,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019 and 2020, respectively. It is secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors.

3.
A loan for approximately $24.34 million from China Minsheng Banking Corp, Ltd.  It bears interest at 12.50% per annum. $24,338,006 (RMB 150,000,000) will be due in twelve-month period as of March 31, 2015. It is secured by the land use rights  of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral

4.
A loan for approximately $10.08 million from Industrial and Commercial Bank of China Limited.  The loan bears interest at 7.76% per annum. $2,015,187 (RMB 12,420,000) will be due in each twelve-month period as of March 31, 2015, 2016, 2017, and 2018, respectively, and $2,022,140 (RMB 12,480,000) will be due in the twelve-month period as of March 31, 2019. It is collateralized by the right to collect ticket sales at the Great Golden Lake.

5.
A loan for approximately $6.81 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 11.97% per annum. $6,814,642 (RMB 42,000,000) will be due in the twelve-month period as of March 31, 2015. It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the coming 12 months, we have approximately $35.6 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange capitals or funds for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of March 31, 2014:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$97,212,951	$35,601,636	$12,143,043	$25,130,266	$24,338,006
Operating Lease Obligations	1,415,562	76,473	131,063	137,533	1,070,493
Total	$98,628,513	$35,678,109	$12,274,106	$25,267,799	$25,408,499

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

The Company paid approximately $96,851 and $80,540 to the Taining government for the three months ended March 31, 2014 and 2013, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).  The Company paid approximately $52,483 and $44,711 to the Taining government for the three months ended March 31, 2014 and 2013, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using nature resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.  The Company paid approximately $13,751 and $17,178 to the Hua’an government for the three months ended March 31, 2014 and 2013, respectively, and recorded as selling expenses.

2014 Outlook

As we discontinued our advertising business, we plan to focus on tourism business only. In 2014, we plan to continue constructing and developing two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. We expect to open City of Caves to the public by the 3rd quarter of 2014.

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

Basis of presentation

The unaudited consolidated financial statements of China Yida Holding, Co. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2014	December 31, 2013
Total current assets *	$14,681,894	$12,244,845
Total assets	$14,689,521	$12,252,536
Total current liabilities #	$13,716,144	$11,193,422
Total liabilities	$13,716,144	$11,193,422

* Including intercompany receivables of $14,672,130 and $12,231,075 as at March 31, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

# Including intercompany payables of $13,692,193 and $11,169,092 as at March 31, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2014 and December 31, 2013.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the three months ended March 31, 2014

	Fujian Jintai	Tulou
Gross receipts	$646,966	$150,119

Profit sharing costs	96,851	-
Nature resource compensation expenses	52,483	13,751
Total paid to the local governments	149,334	13,751

Net receipts	$497,632	$136,368

For the three months ended March 31, 2013

	Fujian Jintai	Tulou
Gross receipts	$547,220	$184,674

Profit sharing costs	80,540	-
Nature resource compensation expenses	44,711	17,178
Total paid to the local governments	125,251	17,178

Net receipts	$421,969	$167,496

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of March 31, 2014 and December 31, 2013, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There has been no material change to our risk factors from those presented in our Form 10-K for the fiscal year ended December 31, 2013.

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

CHINA YIDA HOLDING, CO.

Date: May 15, 2014	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)