Form 10-Q
period 2014-06-30
CHINA YIDA HOLDING, CO.
filed 2014-08-14
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 14, 2014
Common stock, $.001 par value	3,914,580

PART 1 -FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	2
Consolidated Statements of Income and Comprehensive Income for the six months and three months ended June 30, 2014 and 2013	3
Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	4
Notes to the Consolidated Financial Statements	5 - 26

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$2,349,515	$2,415,576
Accounts receivable	794,851	571,637
Other receivables, net	301,746	410,668
Advances and prepayments	1,729,075	1,424,224
Prepayment -current portion	973,211	783,678
Total current assets	6,148,398	5,605,783

Property and equipment, net	210,517,826	216,636,688
Intangible assets, net	50,096,588	51,193,862
Long-term prepayments	2,844,591	3,164,950
Total assets	$269,607,403	$276,601,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$4,544,495	$2,454,108
Long-term debt, current portion	31,879,636	8,903,504
Accounts payable	520,529	565,694
Accrued expenses and other payables	1,429,828	1,239,864
Due to related parties	42,927,604	35,482,437
Total current liabilities	81,302,092	48,645,607

Long-term debt	60,621,715	86,666,480
Total liabilities	141,923,807	135,312,087

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	17,106,543	18,388,750
Retained earnings	58,860,103	71,183,496
Statutory reserve	2,549,330	2,549,330
Total equity	127,683,596	141,289,196
Total liabilities and equity	$269,607,403	$276,601,283

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Net revenue
Advertisement	$-	$2,581,410	$-	$981,599
Tourism	7,146,130	6,140,564	4,492,098	4,042,327

Total net revenue	7,146,130	8,721,974	4,492,098	5,023,926

Cost of revenue
Advertisement	-	1,766,983	-	847,839
Tourism	5,544,286	3,152,029	2,856,041	1,682,403

Total cost of revenue	5,544,286	4,919,012	2,856,041	2,530,242

Gross profit	1,601,844	3,802,962	1,636,057	2,493,684

Operating expenses
Selling expenses	5,405,846	4,965,717	2,496,885	2,574,209
General and administrative expenses	4,062,942	3,011,374	1,883,351	1,406,653

Total operating expenses	9,468,788	7,977,091	4,380,236	3,980,862

Loss from operations	(7,866,944)	(4,174,129)	(2,744,179)	(1,487,178)

Other income (expense)
Other expense, net	355,451	(85,910)	138,928	(38,134)
Interest income	5,152	75,688	1,938	66,504
Interest expense	(4,817,052)	(2,558,423)	(2,429,035)	(2,534,826)

Total other expenses	(4,456,449)	(2,568,645)	(2,288,169)	(2,506,456)

Loss before income tax and non-controlling interest	(12,323,393)	(6,742,774)	(5,032,348)	(3,993,634)

Less: Provision for income tax	-	131,869	-	943

Net loss from continuing operations	(12,323,393)	(6,874,643)	(5,032,348)	(3,994,577)

Discontinued Operation
Loss from discontinued operations, net of income taxes	-	(255,536)	-	(198,351)
Gain on Disposal of Subsidiary	-	999,133	-	999,133

Net income from discontinued operations, net of income taxes	-	743,597	-	800,782

Net loss	(12,323,393)	(6,131,046)	(5,032,348)	(3,193,795)

Net loss attributed to non-controlling interest:
Net loss from discontinued operation	-	102,215	-	79,364

Net loss attributable to China Yida Holding Co.	$(12,323,393)	$(6,028,831)	$(5,032,348)	$(3,114,431)

Net loss	$(12,323,393)	$(6,131,046)	$(5,032,348)	$(3,193,795)

Other comprehensive income
Foreign currency translation (loss) gain	(1,282,207)	2,891,810	(183,568)	1,532,088

Comprehensive loss	(13,605,600)	(3,239,236)	(5,215,916)	(1,661,707)

Comprehensive income attributable to non-controlling interest	-	390,730	-	330,030

Comprehensive loss attributable to China Yida Holding Co.	$(13,605,600)	$(2,848,506)	$(5,215,916)	$(1,331,677)

Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	(12,323,393)	(6,874,643)	(5,032,348)	(3,994,577)
Net income from discontinued operations, net of income taxes	-	845,812	-	880,146
Net loss attributable to common stockholders	(12,323,393)	(6,028,831)	(5,032,348)	(3,114,431)

Net loss attributable to common stockholders per share -basic and diluted:
-Basic & diluted earnings/(loss) per share from continuing operations	$(3.15)	$(1.76)	$(1.29)	$(1.02)
-Basic & diluted earnings/(loss) per share from discontinued operations	$-	$0.22	$-	$0.22
-Basic & diluted earnings/(loss) per share attributable to common stockholders	$(3.15)	$(1.54)	$(1.29)	$(0.80)

Weighted average shares outstanding
-Basic	3,914,580	3,914,580	3,914,580	3,914,580
-Diluted	3,914,580	3,914,580	3,914,580	3,914,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(12,323,393)	$(6,131,046)
Net loss from discontinued operations	-	255,536
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operation	-	(999,133)
Depreciation	4,800,275	2,866,169
Amortization	691,380	1,243,612
Amortization of financing costs	-	111,976
Changes in operating assets and liabilities:
Accounts receivable	(228,455)	(312,117)
Other receivables, net	71,262	(290,300)
Advances and prepayments	(317,151)	(1,347,622)
Accounts payable	(40,780)	(18,255)
Accrued expenses and other payables	235,151	292,429
Taxes payable	-	(406,366)
Net cash used in continuing operations	(7,111,711)	(4,735,117)
Net cash used in discontinued operations	-	(1,910,479)
Net cash used in operating activities	(7,111,711)	(6,645,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(394,584)	(350,897)
Additions to construction in progress	-	(45,609,518)
Decrease in long-term prepayments for acquisition of property, equipment and land use rights	99,658	(722,937)
Net cash used in continuing operations	(294,926)	(46,683,352)
Net cash used in discontinued operations	-	(569,859)
Net cash used in investing activities	(294,926)	(47,253,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	-	(1,345,163)
Proceed from disposal of discontinued entity	-	9,616,155
Proceeds from Anhui Yida	-	2,239,627
Repayment to Anhui Yida	-	(3,838,409)
Payment of deferred financing costs	-	-
Proceeds from short-term loans	4,558,182	-
Repayment of short-term loans	(2,441,883)	-
Proceeds from long-term loans	-	52,888,853
Repayment of long-term loans	(2,313,975)	(12,214,807)
Repayment of loans from related parties	7,721,576	1,289,515
Net cash provided by continuing operations	7,523,900	48,635,771
Net cash provided by discontinued operations	-	1,602,653
Net cash provided by financing activities	7,523,900	50,238,424

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(183,324)	99,149

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,061)	(3,561,234)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	-	(864,491)
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(66,061)	(2,696,743)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,415,576	5,658,319
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$2,349,515	$2,961,576

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Capitalized interest in construction in progress	$-	$1,634,840

Cash paid during the period for:
Income tax	$-	$523,158
Interest	$4,817,052	$4,157,557

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

On April 15, 2010, we entered into agreement with Anhui Xingguang Group to set up a subsidiary – Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida") by investing 60% of the equity interest, and Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida. The total paid-in capital of Anhui Yida was $14,687,307 (equals RMB 100 million). Anhui Yida's primary business relates to the operation of our tourism destinations, specifically, Ming dynasty culture tourist destination.

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

On June 24, 2014, Jiangxi Zhangshu formed a wholly owned subsidiary, Jiangxi Yida Travel Service Co., Ltd (“Jiangxi Travel”). The total paid-in capital of Zhangshu Development was $48,691 (RMB 0.3 million). Its primary business is to conduct domestic and international traveling services in China.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant negative cash flows from operative activities, and continuing net losses and working capital deficits that allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its substantial assets, (2) generating and recovery of tourism revenue, and (3) short-term and long-term borrowings from banks, stockholders or other related party(ies). However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Fujian Yida, Tulou, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment,  Yida Arts, Yunding hotel, Jiangxi Travel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation

Consolidation of Variable Interest Entities

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2014	December 31, 2013
Total current assets *	$14,671,846	$12,244,845
Total assets	$14,679,476	$12,252,536
Total current liabilities #	$13,791,135	$11,193,422
Total liabilities	$13,791,135	$11,193,422

* Including intercompany receivables of $14,651,409 and $12,231,075 as at June 30, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

# Including intercompany payables of $13,757,997 and $11,169,092 as at June 30, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2014 and December 31, 2013, the Company has uninsured deposits in banks of approximately $2,336,000 and $2,405,000.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, allowance for advances and prepayments of $3,197 and $3,223 were assessed and recorded as of June 30, 2014 and December 31, 2013, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2014 and December 31, 2013.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the six months ended June 30, 2014
	Fujian Jintai	Tulou

Gross receipts	$1,986,153	$359,308

Profit sharing costs	293,327	-
Nature resource compensation expenses	162,047	32,415
Total paid to the local governments	455,374	32,415

Net receipts	$1,530,779	$326,893

For the six months ended June 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,865,491	$335,212

Profit sharing costs	268,693	-
Nature resource compensation expenses	153,781	30,315
Total paid to the local governments	422,474	30,315

Net receipts	$1,443,018	$304,897

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three months ended June 30, 2014
	Fujian Jintai	Tulou

Gross receipts	$1,339,187	$209,189

Profit sharing costs	196,476	-
Nature resource compensation expenses	109,564	18,664
Total paid to the local governments	306,040	18,664

Net receipts	$1,033,147	$190,525

For the three months ended June 30, 2013

	Fujian Jintai	Tulou

Gross receipts	$1,318,271	$150,538

Profit sharing costs	188,153	-
Nature resource compensation expenses	109,070	13,137
Total paid to the local governments	297,223	13,137

Net receipts	$1,021,049	$137,401

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2014 and 2013 were $869,345 and $807,510, respectively. Advertising costs for the three months ended June 30, 2014 and 2013 were $562,264 and $560,130, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $177,207 and $142,710 for the six months ended June 30, 2014 and 2013, respectively, and were $91,749 and 69,834 for the three months ended June 30, 2014 and 2013 respectively. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of June 30, 2014 and December 31, 2013, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As at June 30, 2014, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

v. Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier. The Company has begun evaluating future impact of adopting this standard on the Company’s consolidated financial position and operating results.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this Update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this Update require a public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments in this Update require all other entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments in this Update expand the disclosures about an entity’s significant continuing involvement with a discontinued operation. Those disclosures are required until the results of operations of the discontinued operation in which an entity retains significant continuing involvement are no longer presented separately as discontinued operations in the statement where net income is reported (or statement of activities for a not-for-profit entity). The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	June 30, 2014	December 31, 2013

Advance to employees	$113,495	$125,824
Security deposits	34,965	104,730
Other	174,643	201,643
	323,103	432,197
Less: Allowance	(21,357)	(21,529)
	$301,746	$410,668

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	June 30, 2014	December 31, 2013
Advance payments related to land use rights	$818,758	$814,000
Advance payments related to facilities of Yang-Sheng Paradise	354,234	27,900
Advance payments related to hotel facilities of Yunding resort	239,973	354,461
Advance payments related to construction cost of Great Golden Lake	-	52,305
Other	319,307	178,781
	1,732,272	1,427,447
Less: Allowance	(3,197)	(3,223)
	$1,729,075	$1,424,224

As of June 30, 2014, advance payments related to land use rights represents the payment made by Fujian Yida and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $807,512 (RMB 4.98 million) for the acquisition of land use rights. Fenyi Yida made advance payments to the local government of $11,245 (RMB 0.07 million) for the acquisition of land use rights during the six months ended June 30, 2014.

As of December 31, 2013, advance payments related to land use rights represents the payment made by Fujian Yida. Fujian Yida made advance payments to the local government of Yongtai County of $814,000 (RMB 4.98 million) for the acquisition of land use rights.

As of June 30, 2014 and December 31, 2013, advance payments related to facilities of Yang-Sheng Paradise were $354,234 and $27,900, respectively.

As of June 30, 2014 and December 31, 2013, advance payments related to hotel facilities of Yunding resort were $239,973 and $354,461, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013

Buildings, Improvements and Attractions	$227,958,734	$230,000,535
Electronic Equipment	4,130,778	3,784,064
Transportation Equipment	2,820,570	2,727,333
Office Furniture	354,853	246,354
	235,264,935	236,758,286
Less: Accumulated Depreciation	(24,747,109)	(20,121,598)
Property and equipment, net	$210,517,826	$216,636,688

Depreciation expense for the six months ended June 30, 2014 and 2013 were $4,800,275 and $2,866,169 respectively.

Depreciation expense for the three months ended June 30, 2014 and 2013 were $2,399,795 and $1,403,136, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013

Land use right	$47,914,280	$48,299,182
Management right of tourist resort	5,680,619	5,726,252
Commercial airtime rights	-	6,882,616
	53,594,899	60,908,050
Accumulated amortization	(3,498,311)	(9,714,188)
Intangible assets, net	$50,096,588	$51,193,862

Commercial airtime rights

On August 1, 2010, the Company entered into a commercial airtime rights agreement with a television station. Under the terms of the agreement, the Company can obtain commercial airtime and resell to advertisers from August 1, 2010 to July 31, 2013 for a monthly fee of $163,607 (RMB 1,000,000) for the period from August 1, 2010 to July 31, 2011. The fee is increased by 20% annually on every August 1.  From August 1, 2011 to July 31, 2012, the monthly fee is $196,329 (RMB 1,200,000).  From August 31, 2012 to July 30, 2013, the monthly fee will be $235,594 (RMB 1,440,000) for the period.  The agreement can be renewed for two additional years, with mutual agreement between the parties. Since the Company is reselling the commercial airtime to advertisers, the Company has present-valued the monthly payments, including the 20% annual increase, using the market borrowing rate of 7% for three years and recorded $6,882,616 (RMB 42,067,917) as commercial airtime rights as an intangible asset, $7,146,363 (RMB 43,680,000) as an obligation under airtime rights commitment, and $263,747 (RMB 1,612,083) as deferred interest at inception.

At inception, the Company had made an initial assessment that there is no assurance the Company will exercise the option for two additional years and therefore, the Company has only considered the present value of the monthly fee for the first three years under the terms of the agreement.

As of June 30, 2014, the commercial airtime rights have been fully amortized.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	INTANGIBLE ASSETS, NET (CONTINUED)

Land use right

For the six months ended June 30, 2014 and 2013, amortization expense amounted to $691,380 and $1,243,612, respectively.

For the three months ended June 30, 2014 and 2013, amortization expense amounted to $344,271 and $625,511, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of June 30,
2015	$1,382,760
2016	1,382,760
2017	1,382,760
2018	1,382,760
2019	1,382,760
Thereafter	43,182,788
$50,096,588

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	June 30, 2014	December 31, 2013
Prepayments for project planning, assessments and consultation fees	$1,760,233	$1,989,648
Prepayment for cooperative development	435,617	488,828
Deferred financing costs	345,434	400,440
Others	303,307	286,034
	$2,844,591	$3,164,950

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of June 30, 2014 and December 31, 2013, prepayments for cooperative development amounted to $435,617 and $488,828, respectively.

Deferred financing costs represent fees paid prior to 2014, amounted to $714,054 (RMB 4.40 million), in order to obtain additional debt used to construct various resort projects.  These fees were deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of June 30,
2015	$103,630
2016	103,630
2017	103,630
2018	103,630
2019	34,544
Total minimum payments	$449,064
Current portion recorded under prepayments – current portion	(103,630)

Long term portion	$345,434

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	June 30, 2014	December 31, 2013

Loan from China Minsheng Banking Corp, Ltd., interest rate at 7% per annum, due June 10, 2015, (a)	$2,596,855	$-

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.6% per annum, due June 20, 2015, collateralized by the personal guarantees by two of the Company’s directors. (b)	1,947,640	-

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.7% per annum, due October 17, 2014, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd. (c)	-	2,454,108
Total	$4,544,495	$2,454,108

(a)	On June 2014, the Company borrowed the loan of $2,596,855 (RMB 16 million) due on June 10, 2015 from China Minsheng Banking Corp, Ltd., with the interest rate at 7% per annum.

(b)	On June 2014, the Company borrowed the loan of $1,947,640 (RMB 12 million) due on June 20, 2015 from Fujian Haixia Bank, with the interest rate at 9.6% per annum.

(c)	On October 2013, the Company borrowed the loan of $2,454,108 (RMB 15 million) due on October 17, 2014 from Fujian Haixia Bank, with the interest rate at 8.7% per annum. For the six months ended June 30, 2014, the Company repaid the loan of $2,454,108 (RMB 15 million).

Interest expense for the six months ended June 30, 2014 and 2013 amounted to $106,222 and $68,061, respectively. Interest expense for the three months ended June 30, 2014 and 2013 amounted to $52,893 and $34,605, respectively. The interest expense for the six months ended June 30, 2014 and 2013 of $0 and $33,657, respectively, was capitalized as part of construction in progress. The interest expense for the three months ended June 30, 2014 and 2013 that amounted to $0 and $0, respectively, was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	June 30, 2014	December 31, 2013
Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due on November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$53,560,126	$53,990,380

Loan from China Minsheng Banking Corp, Ltd., interest rate at 12.50% per annum, final installment due on March 6, 2015, secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (b))	24,345,511	24,541,082

Loan from Industrial and Commercial Bank of China Limited, interest rate at 7.76% per annum, final installment due on October 25, 2018, collateralized by the right to collect resort ticket sales at the Great Golden Lake. (Note (c))	9,077,398	10,167,020

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due on November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	5,518,316	6,871,502

	92,501,351	95,569,984
Less: current portion	(31,879,636)	(8,903,504)
Total	$60,621,715	$86,666,480

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS (CONTINUED)

Note:

(a)	$8,115,170 (RMB 50,000,000), $8,115,170 (RMB 50,000,000), $12,984,273 (RMB 80,000,000) and $24,345,513 (RMB 150,000,000) will be due in each twelve-month period as of June 30, 2017, 2018, 2019 and 2020, respectively.

(b)	$24,345,511 (RMB 150,000,000) will be due in the twelve-month period as of June 30, 2015.

(c)	$2,015,808 (RMB 12,420,000) will be due in each twelve-month period as of June 30, 2015, 2016, 2017, and 2018, respectively, and $1,014,166 (RMB 6,270,000) will be due in the twelve-month period as of June 30, 2019. In November 2011 and in March 2012, $486,910 and $227,144 of financing costs were paid in connection with this loan and subject to amortization, with $231,862 and $113,572 recorded in long-term prepayments as of June 30, 2014, respectively.

(d)	$5,518,316 (RMB 34,000,000) will be due in the twelve-month period as of June 30, 2015.

Interest expense for the six months ended June 30, 2014 and 2013 amounted to $4,710,830 and $4,089,496, respectively.  Interest expense for the three months ended June 30, 2014 and 2013 amounted to $2,376,142 and $2,497,852, respectively. The interest expense for the six months ended June 30, 2014 and 2013 of $0 and $1,601,184, respectively, was capitalized as part of construction in progress. The interest expense for the three months ended June 30, 2014 and 2013 that amounted to $0 and $0, was capitalized as part of construction in progress.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30, 2014	December 31, 2013
Accrued payroll	$635,884	$646,074
Security deposits payable	258,259	158,215
Unearned revenue	223,928	89,347
Accrued local government fees	209,215	237,426
Welfare payable	13,185	13,291
Other	89,357	95,511
	$1,429,828	$1,239,864

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the six months ended June 30, 2014 and 2013. Net operating loss at June 30, 2014, which can be used to offset future taxable income, was approximately $3,757,609. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the six months ended June 30, 2014 and 2013.

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

Provision for income tax consists of the following:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2014	2013	2014	2013

Current
USA	$-	$-	$-	$-
China	-	131,869	-	943
	-	131,869	-	943
Deferred
USA
Deferred tax asset for NOL carry forwards	45,076	66,941	23,921	37,806
Valuation allowance	(45,076)	(66,941)	(23,921)	(37,806)
	-	-	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	-	-	-
Net changes in deferred income tax under current portion	-	-	-	-

Non current portion
Deferred tax asset for NOL carry forwards	3,038,314	1,843,180	1,245,057	1,016,906
Temporary difference from airtime rights expenses	-	-	-	-
Temporary difference from capitalized interest	-	-	-	-
Valuation allowance	(3,038,314)	(1,843,180)	(1,245,057)	(1,016,906)
Net changes in deferred income tax under non-current portion	-	-	-	-

Net deferred income tax expenses (benefit)	-	-	-	-

Total provision for income tax	$-	$131,869	$-	$943

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The six months Ended June 30,
	2014	2013

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.00%)	(24.95%)
Effective income tax rates	(0.00%)	0.05%

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the six months ended June 30, 2014 and 2013, respectively.

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

The change in total allowance for the six months ended June 30, 2014 and 2013 was an increase of $3,083,390 and $1,910,122 respectively.

The change in total allowance for the three months ended June 30, 2014 and 2013 was an increase of $1,268,978 and $1,054,712 respectively.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2013	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of June 30, 2014	18,000

For the six months ended June 30, 2014 and 2013, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

For the three months ended June 30, 2014 and 2013, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

The results of Anhui Yida have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following table:

	For The six months Ended June 30,
	2014	2013

Net Revenue	$-	$-
General, and administrative expenses	-	(256,306)
Other expense, net	-	(237)
Interest Income	-	1,007
Net loss	$-	$(255,536)

	For The three months Ended June 30,
	2014	2013

Net Revenue	$-	$-
General, and administrative expenses	-	(198,366)
Other expense, net	-	-
Interest Income	-	15
Net loss	$-	$(198,351)

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of June 30,
2015	$199,296
2016	123,172
2017	66,703
2018	68,342
2019	70,080
Thereafter	1,125,300
Total minimum payments	$1,652,893

The Company incurred rental expenses of $124,665 and $166,917 for the six months ended June 30, 2014 and 2013, respectively and which included $0 and $4,808, respectively, paid to Xin Hengji Holding Company Limited, a related party.

The Company incurred rental expenses of $72,018 and $74,590 for the three months ended June 30, 2014 and 2013, respectively and which included $0 and $2,418, respectively, paid to Xin Hengji Holding Company Limited, a related party.

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

The Company paid approximately $293,327 and $268,693 to the Taining government for the six months ended June 30, 2014 and 2013, respectively, and recorded as cost of revenue.

The Company paid approximately $196,476 and $188,153 to the Taining government for the three months ended June 30, 2014 and 2013, respectively, and recorded as cost of revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(3) Compensation for using natural resources commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $162,047 and $153,781 to the Taining government for the six months ended June 30, 2014 and 2013, respectively, and recorded as selling expenses.

The Company paid approximately $109,564 and $109,070 to the Taining government for the three months ended June 30, 2014 and 2013, respectively, and recorded as selling expenses.

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using natural resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty six years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.

The Company paid approximately $32,415 and $30,315 to the Hua’an government for the six months ended June 30, 2014 and 2013, respectively, and recorded as selling expenses.

The Company paid approximately $18,664 and $13,137 to the Hua’an government for the three months ended June 30, 2013 and 2013, 4respectively, and recorded as selling expenses.

(4) Litigation

The Company’s management does not expect the legal proceedings involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

15.	DUE TO RELATED PARTIES

As of June 30, 2014, the Company had $40,005,470 and $2,922,134 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. As of December 31, 2013, the Company had $31,283,315 and $4,199,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advitisement Co., Ltd. Those loans are unsecured, bear no interest, and due on demand.

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

Basic and diluted:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2014	2013	2014	2013
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(12,323,393)	$(6,874,643)	$(5,032,348)	$(3,994,577)
Net income from discontinued operations, net of income taxes	-	845,812	-	880,146
Net loss attributable to common stockholders	$(12,323,393)	$(6,028,831)	$(5,032,348)	$(3,114,431)
Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted loss per share from continued operations	$(3.15)	$(1.76)	$(1.29)	$(1.02)
- Basic & diluted earnings per share from discontinued operations	-	0.22	-	0.22
- Basic & diluted loss per share attributable to common stockholders	$(3.15)	$(1.54)	$(1.29)	$(0.80)

Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,914,580	3,914,580	3,914,580
Potential common shares outstanding as of June 30, 2014:
Warrants outstanding	-	-	-	-
Options outstanding	18,000	18,000	18,000	18,000

For the three months and six months ended June 30, 2014 and 2013, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	BUSINESS SEGMENTS

During the three months ended June 30, 2014 and 2013, the Company was organized into two main business segments: advertisement and tourism. The primary business relates to tourism at the Great Golden Lake, Yunding resort and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the three months ended:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Advertisement	$-	$2,581,410	$-	$981,599
Tourism	7,146,130	6,140,564	4,492,098	4,042,327
Total	7,146,130	8,721,974	4,492,098	5,023,926

Operating income:
Advertisement	-	502,522	-	(16,716)
Tourism	(7,866,944)	(4,486,454)	(2,744,179)	(1,363,084)
Other	-	(190,197)	-	(107,378)
Total	(7,866,944)	(4,174,129)	(2,744,179)	(1,487,178)

Net income (loss):
Advertisement	-	335,709	-	(29,374)
Tourism	(12,323,393)	(7,019,091)	(5,032,348)	(3,857,186)
Other	-	(191,261)	-	(108,017)
Net loss from continuing operations	(12,323,393)	(6,874,643)	(5,032,348)	(3,994,577)
Net income from discontinued operations	-	743,597	-	800,782
Total	(12,323,393)	(6,131,046)	(5,032,348)	(3,193,795)

Capital expenditure:
Advertisement	-	-	-	-
Tourism	394,584	45,960,415	139,998	462,147
Total	$394,584	$45,960,415	$139,998	$462,147

	June 30, 2014	December 31, 2013
Intangible assets:
Advertisement	$-	$-
Tourism	50,096,588	51,193,862
Total	$50,096,588	$51,193,862

Identifiable assets:
Advertisement	$-	$33,537
Tourism	269,607,403	276,557,313
Others	-	10,433
Total	$269,607,403	$276,601,283

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were issued. All subsequent events requiring recognition as of June 30, 2014 have been incorporated into these unaudited consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

We currently operate the Great Golden Lake tourist destination (Global Geo-park, World Nature Heritage), Hua’An Tulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total, and China Yang-Sheng Paradise. As of June 30, 2014, through our wholly owned subsidiaries in China, we have entered into two cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, (ii) the Fenyi County, Xinyu City, Jiangxi Province Government. Under these agreements, we have obtained:

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

Advertising business had been our primary source of revenue for the last two years before January 2013 because the tourism business has experienced serious disruptions from flooding and severe weather while the new advertisement regulatory restriction was not enforced by the local government. Our tourism business has become the primary source of our revenue since first quarter of 2013. The revenue from advertising has ceased as the new advertisement regulatory restrictions are enforced and the revenue from tourism has been increased. However, any increase in revenue will depend on the recovery of Great Golden Lake from flooding and the progress we make in developing our existing and new projects in our other tourist destinations. Our tourism business is seasonal, we have visitors to our parks throughout the year. In 2014, we will continue to develop and construct the new Jiangxi projects.

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

We entered into tourism management revenue sharing agreement with the Taining government with respect to the Great Golden Lake resort. We have contracted to share the revenue over the course of the agreement as follows: (i) from 2001 to 2006 we received 92% of the revenue and the Taining government received 8% of the revenue; (ii) from 2006 to 2012 we received 90% of the revenue and the Taining government received 10% of the revenue; (iii) from 2012 to 2016 we will receive 88% of the revenue and the Taining government will receive 12% of the revenue; (iv) from 2016 to 2022 we will receive 86% of the revenue and the Taining government will receive 14% of the revenue; (v) from 2022 to 2026 we will receive 84% of the revenue and the Taining government will receive 16% of the revenue; and (vi) from 2026 to 2032 we will receive 82% of the revenue and the Taining government will receive 18% of the revenue. Due to our decreasing revenue share in the Great Golden Lake resort, combined with the fact that the resort has not fully recovered to the state before the flood in 2010, we may not be able to maintain our revenues from Great Golden Lake at the same level as comparable periods.

However, as the Great Golden Lake resort continues to recover and we begin to generate revenue after the grand openings of Yang-sheng Paradise which opened in October 2013 and City of Caves expected to open in third quarter of 2014, we believe that we will be able to maintain the high gross profit margins in the tourism segment. Also, we expect Yunding to continue to grow and Great Golden Lake to recover completely from the flooding.  Our tourism business has become the primary source of our revenue since first quarter of 2013.

Discontinued Operations

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

Net income from discontinued operation were $0 and $845,812 for the six months ended June 30, 2014 and 2013, respectively.

Net income from discontinued operation were $0 and $880,146 for the three months ended June 30, 2014 and 2013, respectively.

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

2014 Outlook

As we terminated our advertising business in March 2013, we plan to focus on tourism business only. In 2014, we continued the construction and development of two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. We expect to open City of Caves to the public during the 3rd quarter of 2014.

Results of Operations

Results of Operations for the three months ended June 30, 2014 and 2013

The Company is organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the three months ended June 30, 2014 and 2013:

(All amounts, other than percentage, in U.S. Dollar)	For The Three Months Ended June 30,		Increase/ (Decrease) U.S. Dollar	Increase/ (Decrease) Percentage
	2014	2013	($)	(%)

Net revenue
Advertisement	$-	981,599	$(981,599)	(100.00)
Tourism	4,492,098	4,042,327	449,771	11.13
Total net revenue	4,492,098	5,023,926	(531,828)	(10.59)

Cost of revenue
Advertisement	-	847,839	(847,839)	(100.00)
Tourism	2,856,041	1,682,403	1,173,638	69.76
Total cost of revenue	2,856,041	2,530,242	325,799	12.88

Gross profit	1,636,057	2,493,684	(857,627)	(34.39)

Selling expenses	2,496,885	2,574,209	(77,324)	(3.00)
General and administrative expenses	1,883,351	1,406,653	476,698	33.89
Loss from operations	(2,744,179)	(1,487,178)	(1,257,001)	84.52
Other expense, net	138,928	(38,134)	177,062	(464.32)
Interest income	1,938	66,504	(64,566)	(97.09)
Interest expense	(2,429,035)	(2,534,826)	105,791	(4.17)
Less: Provision for income tax	-	943	(943)	(100.00)
Net loss from continuing operations	(5,032,349)	(3,994,577)	(1,032,772)	25.98
Net income on Discontinued Operations	-	800,782	(800,782)	(100.00)

Net loss	(5,032,348)	(3,193,795)	(1,838,553)	57.57
Net income attributed to non-controlling interest:	-	79,364	(79,364)	(100.00)
Net loss attributable to China Yida Holding Co.	$(5,032,348)	$(3,114,431)	$(1,917,917)	61.58

Net Revenue

Net revenue decreased by approximately $0.53 million or approximately 10.59%, from approximately $5.02 million for the three months ended June 30, 2013 to approximately $4.49 million for the three months ended June 30, 2014. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement revenue which was partially offset by an increase in tourism.

Advertisement

Advertisement revenue decreased by approximately $0.98 million or 100%, from approximately $0.98 million for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014. The decrease was because the agreement with FETV expired in July 2013 which caused the decrease in advertisement revenue from FETV.

We generated no revenue from the “Journey through China on the Train” program for the three months ended June 30, 2014 and 2013. The Company lost all the clients since the railway program was broadcasted manually by train attendants and we had no control over the frequency of program broadcasting. We terminated the “Journey throught China on the Train” program from March of 2013.

Tourism

Tourism revenue increased by approximately $0.45 million or approximately 11.13% from approximately $4.04 million for the three months ended June 30, 2013 to approximately $4.49 million for the three months ended June 30, 2014, including approximately $1.33 million from Great Golden Lake resort, an increase of $0.01 million or 1%, $2.66 million from Yunding Park, an increase of $0.09 million or 4%, $0.21 million from Hua’an Tulou, an increase of $0.06 million or 40%, and $0.30 million from China Yang-sheng paradise for the three months ended June 30, 2014, as compared to the same period in 2013. The primary sources of the revenues are ticket sales, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise, the newly opened tourism destinations, and an increase in the number of tourists at Yunding Park due to effective promotion. We have to provide deeper ticket discount due to the fierce competition among the destinations. Also the tourist consumption had also decreased. The gross revenue increased due to increase in the number of tourist attracted by the reduced ticket fee. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $0.33 million or approximately 12.88%, from approximately $2.53 million for the three months ended June 30, 2013 to approximately $2.86 million for the three months ended June 30, 2014. The increase in cost of revenue was primarily due to an increase in cost of revenue of tourism, partially offset by a decrease in cost of revenue of advertisement.

Advertisement

Cost of revenue from advertisement decreased by approximately $0.85 million or 100%, from approximately $0.85 million for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014. The decrease was because the agreement with FETV expired in July 2013 so there was no cost incurred with for the three months ended June 30, 2014.

Tourism

Cost of revenue from tourism increased by approximately $1.17 million or approximately 69.76%, from approximately $1.68 million for the three months ended June 30, 2013 to approximately $2.85 million for the three months ended June 30, 2014. The increase was primarily due to the increase in tourists and sales activities at China Yang-sheng paradise and Yunding Park, and depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $0.86 million, or approximately 34.39%, from approximately $2.49 million for the three months ended June 30, 2013 to $1.63 million for the three months ended June 30, 2014. Our gross profit margin was approximately 36.42% for the three months ended June 30, 2014, compared to gross profit margin of approximately 49.64% for the three months ended June 30, 2013, representing a decrease of approximately 13 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $0.13 million, or 100%, from approximately $0.13 million for the three months ended June 30, 2013 to $0 for the three months ended June 30, 2014. Gross profit margin from advertisement was 0% for the three months ended June 30, 2014, compared to approximately 13.63% for the three months ended June 30, 2013. The decrease was because the agreement with FETV expired in July 2013.

Tourism

Gross profit from tourism decreased approximately $0.72 million, or approximately 30.67%, from approximately $2.36 million for the three months ended June 30, 2013 to approximately $1.64 million for the three months ended June 30, 2014. Our gross profit margin from tourism was approximately 36.42% for the three months ended June 30, 2014, compared to gross profit margin of approximately 58.38% for the three months ended June 30, 2013. The decrease of gross profit margin was primarily attributable to the increase of the cost of revenue which include the increase in sales activities at China Yang-sheng paradise and Yunding Park, and depreciation cost for the new construction completed for tourism destinations.

Selling Expenses

Selling expenses were approximately $2.50 million for the three months ended June 30, 2014, compared to approximately $2.57 million for the three months ended June 30, 2013, which represents a decrease of approximately $0.08 million, or approximately 3.00%. The decrease in selling expense was primarily due to the decrease in variable costs at Yunding Park during the three months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $1.88 million for the three months ended June 30, 2014, compared to approximately $1.41 million for the three months ended June 30, 2013, which represents an increase of approximately $0.47 million, or approximately 33.89%. This increase was due to the increase of administrative expenses for the operation of China Yang-sheng paradise.

Interest expense.

Interest expense was approximately $2.43 million for the three months ended June 30, 2014, representing a slight decrease of approximately $0.10 million or approximately 4.17%, compared to the approximately $2.53 million for the three months ended June 30, 2013.

Net Loss

As a result of the above factors, we have net loss of approximately $5.03 million for the three months ended June 30, 2014 as compared to net loss of approximately $3.11 million for the three months ended June 30, 2013, representing an increase of loss of approximately $1.92 million or approximately 61.58%. The increase of loss was primarily attributable to the decrease in advertisement revenue because the agreement with FETV expired in July 2013, the increase in cost of revenue and general and administrative expenses for the operation of China Yang-sheng paradise for the three months ended June 30, 2014 as compared with that for the three months ended June 30, 2013.

Results of Operations for the six months ended June 30, 2014 and 2013

The Company is organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the six months ended June 30, 2014 and 2013:

(All amounts, other than percentage, in U.S. Dollar)	For The Six Months Ended June 30,		Increase/ (Decrease) U.S. Dollar	Increase/ (Decrease) Percentage
	2014	2013	($)	(%)
Net revenue
Advertisement	$-	$2,581,410	$(2,581,410)	(100.00)
Tourism	7,146,130	6,140,564	1,005,566	16.38
Total net revenue	7,146,130	8,721,974	(1,575,844)	(18.07)

Cost of revenue
Advertisement	-	1,766,983	(1,766,983)	(100.00)
Tourism	5,544,286	3,152,029	2,392,257	75.90
Total cost of revenue	5,544,286	4,919,012	625,274	12.71

Gross profit	1,601,844	3,802,962	(2,201,118)	(57.88)

Selling expenses	5,405,846	4,965,717	440,129	8.86
General and administrative expenses	4,062,942	3,011,374	1,051,568	34.92
Loss from operations	(7,866,944)	(4,174,129)	(3,692,815)	88.47
Other expense, net	355,451	(85,910)	441,361	(513.75)
Interest income	5,152	75,688	(70,536)	(93.19)
Interest expense	(4,817,052)	(2,558,423)	(2,258,629)	88.28
Less: Provision for income tax	-	131,869	(131,869)	(100.00)
Net loss from continuing operations	(12,323,393)	(6,874,643)	(5,448,750)	79.26
Net income on Discontinued Operations	-	743,597	(743,597)	(100.00)

Net loss	(12,323,393)	(6,131,046)	(6,192,347)	101.00
Net income attributed to non-controlling interest:	-	102,215	(102,215)	(100.00)
Net loss attributable to China Yida Holding Co.	$(12,323,393)	$(6,028,831)	$(6,294,562)	104.41

Net Revenue

Net revenue decreased by approximately $1.57 million or approximately 18.07%, from approximately $8.72 million for the six months ended June 30, 2013 to approximately $7.15 million for the six months ended June 30, 2014. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement revenue which was partially offset by an increase in tourism.

Advertisement

Advertisement revenue decreased by approximately $2.58 million or 100%, from approximately $2.58 million for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014. The decrease was because the agreement with FETV expired in July 2013 which caused the decrease in advertisement revenue from FETV.

We generated no sales from the “Journey through China on the Train” program for the six months ended June 30, 2014 as compared to approximately $0.06 million for the six months ended June 30, 2013. The Company lost all the clients since the railway program is broadcasted manually by train attendants and we had no control over the frequency of program broadcasting, we terminated “Journey through China on the Train” program in March of 2013.

Tourism

Tourism revenue increased by approximately $1.01 million or approximately 16.38% from approximately $6.14 million for the six months ended June 30, 2013 to approximately $7.15 million for the six months ended June 30, 2014, including approximately $1.98 million from Great Golden Lake resort, an increase of $0.11 million or 6%, $4.26 million from Yunding Park, an increase of $0.32 million or 8%, $0.36 million from Hua’an Tulou, an increase of $0.03 million or 9%, and $0.55 million from China Yang-sheng paradise for the six months ended June 30, 2014, as compared to the same period in 2013. The primary sources of the revenues are ticket sales, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise, the newly opened tourism destinations, and Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists. We have to provide deeper ticket discount due to the fierce competition among the destinations. Also the tourist consumption had also decreased. The gross revenue increased due to the increase in the number of tourists attracted by the reduced ticket fee. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $0.62 million or approximately 12.71%, from approximately $4.92 million for the six months ended June 30, 2013 to approximately $5.54 million for the six months ended June 30, 2014. The increase in cost of revenue was primarily due to an increase in cost of revenue of tourism, partially offset by a decrease in cost of revenue of advertisement.

Advertisement

Cost of revenue from advertisement decreased by approximately $1.77 million or 100%, from approximately $1.77 million for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014. The decrease was also because the agreement with FETV expired in July 2013 so there was no cost incurred with for the six months ended June 30, 2014.

Tourism

Cost of revenue from tourism increased by approximately $2.39 million or approximately 75.90%, from approximately $3.15 million for the six months ended June 30, 2013 to approximately $5.54 million for the six months ended June 30, 2014. The increase was primarily due to the increase in tourists and sales activities at China Yang-sheng paradise and Yunding Park, and depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $2.2 million, or approximately 57.88%, from approximately $3.8 million for the six months ended June 30, 2013 to $1.6 million for the six months ended June 30, 2014. Our gross profit margin was approximately 22.42% for the six months ended June 30, 2014, compared to gross profit margin of approximately 43.60% for the six months ended June 30, 2013, representing a decrease of approximately 21 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $0.81 million, or 100%, from approximately $0.81 million for the six months ended June 30, 2013 to $0 for the six months ended June 30, 2014. Gross profit margin from advertisement was 0% for the six months ended June 30, 2014, compared to approximately 31.55% for the six months ended June 30, 2013. The decrease was because the agreement with FETV expired in July 2013.

Tourism

Gross profit from tourism decreased approximately $1.39 million, or approximately 46.4%, from approximately $2.99 million for the six months ended June 30, 2013 to approximately $1.6 million for the six months ended June 30, 2014. Our gross profit margin from tourism was approximately 22.42% for the six months ended June 30, 2014, compared to gross profit margin of approximately 48.67% for the six months ended June 30, 2013. The decrease of gross profit margin was primarily attributable to the increase of the cost of revenue which include the increase in sales activities at China Yang-sheng paradise and Yunding Park, and depreciation cost for the new construction completed for tourism destinations.

Selling Expenses

Selling expenses were approximately $5.41 million for the six months ended June 30, 2014, compared to approximately $4.97 million for the six months ended June 30, 2013, which represents an increase of approximately $0.44 million, or approximately 8.86%. The increase in selling expense was primarily due to the increase in variable costs and advertisement expenses at China Yang-sheng paradise during the six months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $4.06 million for the six months ended June 30, 2014, compared to approximately $3.01 million for the six months ended June 30, 2013, which represents an increase of approximately $1.05 million, or approximately 34.92%. This increase was due to the increase of administrative expenses for the operation of China Yang-sheng paradise.

Interest expense.

Interest expense was approximately $4.82 million for the six months ended June 30, 2014, representing an increase of approximately $2.26 million or approximately 88.28%, compared to the approximately $2.56 million for the six months ended June 30, 2013. The increase in interest expense was primarily because part of the interest expense for the six months ended June 30, 2013 was capitalized as part of construction in progress.

Income Tax

Income tax was $0 for the six months ended June 30, 2014, representing a decrease of approximately $0.13 million or 100%, compared to the approximately $0.13 million income tax for the six months ended June 30, 2013. The decrease was because the agreement with FETV expired in July 2013.

Net Loss

As a result of the above factors, we have net loss of approximately $12.32 million for the six months ended June 30, 2014 as compared to net loss of approximately $6.03 million for the six months ended June 30, 2013, representing an increase of loss of approximately $6.29 million or approximately 104.41%. The increase of loss was primarily attributable to the decrease in advertisement revenue because the agreement with FETV expired in July 2013, the increase in cost of revenue and general and administrative expenses for the operation of China Yang-sheng paradise for the six months ended June 30, 2014 as compared with that for the six months ended June 30, 2013, and the increase in interest expense because part of the interest expense for the six months ended June 30, 2013 was capitalized as part of construction in progress

Liquidity and Capital Resources

Our principal source of liquidity during the three months ended June 30, 2014 was primarily the proceeds from loans from related parties.

As of June 30, 2014, we had cash and cash equivalents of approximately $2.35 million as compared to approximately $2.41 million as of December 31, 2013, representing a decrease of $0.06 million. Our principal source of liquidity during the six months ended June 30, 2014 was primarily resulted from proceeds from loans from related parties.  The proceeds from loans from related parties was approximately $7.72 million for the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, our working capital deficits were approximately $75.15 million and $43.04 million, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the Six Months Ended June 30,
	2014	2013

Net cash used in operating activities of continuing operations	$(7,111,711)	$(4,735,117)
Net cash used in investing activities of continuing operations	$(294,926)	$(46,683,352)
Net cash provided by financing activities of continuing operations	$7,523,900	$48,635,771
Net cash used in discontinued operations	$-	$(864,491)

Net cash used in operating activities of continuing operations was approximately $7.11 million for the six months ended June 30, 2014, compared to approximately $4.74 million for the six months ended June 30, 2013.  The increase of $2.37 million was primarily due to the net loss of $12.32 million for the six months ended June 30, 2014 as compared to the net loss of $6.13 million for the six months ended June 30, 2013.

Net cash used in investing activities of continuing operations was approximately $0.29 million for the six months ended June 30, 2014, compared to approximately $46.68 million for the six months ended June 30, 2013.  The decrease of $46.39 million was primarily due to the decrease of $45.61 million in the construction cost related to China Yang-sheng Paradise which had been completed during the year ended December 31, 2013.

Net cash provided by financing activities of continuing operations amounted to approximately $7.52 million for the six months ended June 30, 2014, compared to approximately $48.64 million for the six months ended June 30, 2013, representing a decrease of approximately $41.12 million.  The decrease in net cash provided by financing activities was mainly because no additional long-term loans were obtained during the six months ended June 30, 2014 as compared to $52.89 million long-term loan obtained for the six months ended June 30, 2013.

Bank loans

As of June 30, 2014, the Company had six bank loans from three institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $2.6 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 7% per annum, and is due on June 10, 2015.
2.	A loan for approximately $1.95 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 9.6% per annum, and is due on June 20, 2015.

3.	A loan for approximately $53.56 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $8,115,170 (RMB 50,000,000), $8,115,170 (RMB 50,000,000), $12,984,273 (RMB 80,000,000) and $24,345,513 (RMB 150,000,000) will be due in each twelve-month period as of June 30, 2017, 2018, 2019 and 2020, respectively. It is secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors.

4.	A loan for approximately $24.35 million from China Minsheng Banking Corp, Ltd. It bears interest at 12.50% per annum. $24,345,511 (RMB 150,000,000) will be due on March 6, 2015. It is secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral.

5.	A loan for approximately $9.08 million from Industrial and Commercial Bank of China Limited. The loan bears interest at 7.76% per annum. $2,015,808 (RMB 12,420,000) will be due in each twelve-month period as of June 30, 2015, 2016, 2017, and 2018, respectively, and $1,014,166 (RMB 6,270,000) will be due in the twelve-month period as of June 30, 2019. It is collateralized by the right to collect ticket sales at the Great Golden Lake.

6.	A loan for approximately $5.52 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 11.97% per annum. $5,518,316 (RMB 34,000,000) will be due in the twelve-month period as of June 30, 2015. It is secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral.

In the coming 12 months, we have approximately $36.42 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange capitals or funds for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of June 30, 2014:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$97,045,846	$36,424,130	$12,146,786	$24,129,417	$24,345,513
Operating Lease Obligations	1,652,893	199,296	189,875	138,422	1,125,300
Total	$98,698,739	$36,623,426	$12,336,661	$24,267,839	$25,470,813

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

The Company paid approximately $293,327 and $268,693 to the Taining government for the six months ended June 30, 2014 and 2013, respectively, and recorded as cost of revenue.

The Company paid approximately $196,476 and $188,153 to the Taining government for the three months ended June 30, 2014 and 2013, respectively, and recorded as cost of revenue.

Compensation For Using Nature Resources Commitments

In 2007, Fujiang Jintai entered into an agreement with Taining government which is related to compensation fees for using nature resources in the Great Golden Lake resort. The Company agreed to pay 10% of the revenue from sale of resort tickets after deduction of the profit sharing with Taining government (see above).

The Company paid approximately $162,047 and $153,781 to the Taining government for the six months ended June 30, 2014 and 2013, respectively, and recorded as selling expenses.

The Company paid approximately $109,564 and $109,070 to the Taining government for the three months ended June 30, 2014 and 2013, respectively, and recorded as selling expenses.

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

The Company paid approximately $32,415 and $30,315 to the Hua’an government for the six months ended June 30, 2014 and 2013, respectively, and recorded as selling expenses.

The Company paid approximately $18,664 and $13,137 to the Hua’an government for the three months ended June 30, 2014 and 2013, respectively, and recorded as selling expenses.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fujian Jintai, Fuyu, Fujian Yida, Tulou, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment,  Yida Arts, Yunding hotel, Jiangxi Travel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2014	December 31, 2013
Total current assets *	$14,671,846	$12,244,845
Total assets	$14,679,476	$12,252,536
Total current liabilities #	$13,791,135	$11,193,422
Total liabilities	$13,791,135	$11,193,422

* Including intercompany receivables of $14,651,409 and $12,231,075 as at June 30, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

# Including intercompany payables of $13,757,997 and $11,169,092 as at June 30, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of June 30, 2014 and December 31, 2013.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the six months ended June 30, 2014
	Fujian Jintai	Tulou

Gross receipts	$1,986,153	$359,308

Profit sharing costs	293,327	-
Nature resource compensation expenses	162,047	32,415
Total paid to the local governments	455,374	32,415

Net receipts	$1,530,779	$326,893

For the six months ended June 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,865,491	$335,212

Profit sharing costs	268,693	-
Nature resource compensation expenses	153,781	30,315
Total paid to the local governments	422,474	30,315

Net receipts	$1,443,018	$304,897

For the three months ended June 30, 2014
	Fujian Jintai	Tulou

Gross receipts	$1,339,187	$209,189

Profit sharing costs	196,476	-
Nature resource compensation expenses	109,564	18,664
Total paid to the local governments	306,040	18,664

Net receipts	$1,033,147	$190,525

For the three months ended June 30, 2013
	Fujian Jintai	Tulou

Gross receipts	$1,318,271	$150,538

Profit sharing costs	188,153	-
Nature resource compensation expenses	109,070	13,137
Total paid to the local governments	297,223	13,137

Net receipts	$1,021,049	$137,401

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of June 30, 2014 and December 31, 2013, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve the core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a public entity, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. For all other entities (nonpublic entities), the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier. The Company has begun evaluating future impact of adopting this standard on the Company’s consolidated financial position and operating results.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this Update require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. The amendments in this Update require a public business entity and a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments in this Update require all other entities to provide disclosures about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The amendments in this Update expand the disclosures about an entity’s significant continuing involvement with a discontinued operation. Those disclosures are required until the results of operations of the discontinued operation in which an entity retains significant continuing involvement are no longer presented separately as discontinued operations in the statement where net income is reported (or statement of activities for a not-for-profit entity). The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following reason:

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

CHINA YIDA HOLDING, CO.

Date: August 14, 2014	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)

