Form 10-Q
period 2014-09-30
CHINA YIDA HOLDING, CO.
filed 2014-11-14
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 11, 2014
Common stock, $.001 par value	3,914,580

PART 1 -FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2

Consolidated Statements of Income and Comprehensive Income for the nine months and three months ended September 30, 2014 and 2013	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4

Notes to the Consolidated Financial Statements	5 - 28

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$5,981,829	$2,157,738
Accounts receivable	700,376	571,637
Other receivables, net	211,150	268,835
Advances and prepayments	1,704,112	1,361,194
Prepayment - current portion	844,664	659,050
Current assets of discontinued operations	-	587,329
Total current assets	9,442,131	5,605,783

Property and equipment, net	183,141,620	182,719,628
Intangible assets, net	46,614,410	47,837,641
Long-term prepayments	2,147,440	2,707,374
Non-current assets of discontinued operations	-	37,730,857
Total assets	$241,345,601	$276,601,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$4,549,369	$2,454,108
Long-term debt, current portion	1,218,581	6,871,502
Accounts payable	640,709	565,694
Accrued expenses and other payables	1,598,877	1,019,391
Due to related parties	41,855,609	35,596,962
Taxes payable	55,790	27,895
Current liabilities of discontinued operations	-	2,110,055
Total current liabilities	49,918,935	48,645,607

Long-term debt	76,283,166	78,531,462
Non-current liabilities of discontinued operations	-	8,135,018
Total liabilities	126,202,101	135,312,087

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	17,249,950	18,388,750
Retained earnings	46,176,600	71,183,496
Statutory reserve	2,549,330	2,549,330
Total equity	115,143,500	141,289,196
Total liabilities and equity	$241,345,601	$276,601,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Net revenue
Advertisement	$-	$2,899,844	$-	$318,434
Tourism	9,030,961	6,891,455	3,870,984	2,616,382

Total net revenue	9,030,961	9,791,299	3,870,984	2,934,816

Cost of revenue
Advertisement	-	2,038,196	-	271,213
Tourism	6,784,170	3,104,123	2,471,661	1,145,681

Total cost of revenue	6,784,170	5,142,319	2,471,661	1,416,894

Gross profit	2,246,791	4,648,980	1,399,323	1,517,922

Operating expenses
Selling expenses	7,717,558	6,566,556	2,906,081	2,243,762
General and administrative expenses	5,555,330	4,160,079	1,967,665	1,669,838

Total operating expenses	13,272,888	10,726,635	4,873,746	3,913,600

Loss from operations	(11,026,097)	(6,077,655)	(3,474,423)	(2,395,678)

Other income (expense)
Other expense, net	(399,986)	(560,284)	(618,142)	(527,976)
Interest income	7,448	75,499	2,975	4,817
Interest expense	(6,460,899)	(3,280,394)	(1,999,487)	(928,581)

Total other expenses	(6,853,437)	(3,765,179)	(2,614,654)	(1,451,740)

Loss before income tax and non-controlling interest	(17,879,534)	(9,842,834)	(6,089,077)	(3,847,418)

Less: Provision for income tax	-	132,830	-	961

Net loss from continuing operations	(17,879,534)	(9,975,664)	(6,089,077)	(3,848,379)

Discontinued Operation
(Loss) income from discontinued operations, net of income taxes	(616,732)	(782,692)	(83,796)	220,202
(Loss) gain on disposal of subsidiary, net of income taxes	(6,510,630)	999,133	(6,510,630)	-

Net (loss) income from discontinued operations, net of income taxes	(7,127,362)	216,441	(6,594,426)	220,202

Net loss	(25,006,896)	(9,759,223)	(12,683,503)	(3,628,177)

Net loss attributable to non-controlling interest:
Net loss from discontinued operation	-	102,215	-	-

Net loss attributable to China Yida Holding Co.	$(25,006,896)	$(9,657,008)	$(12,683,503)	$(3,628,177)

Net loss	$(25,006,896)	$(9,759,223)	$(12,683,503)	$(3,628,177)

Other comprehensive income
Foreign currency translation (loss) gain	(1,138,800)	3,573,349	143,407	681,539

Comprehensive loss	(26,145,696)	(6,185,874)	(12,540,096)	(2,946,638)

Comprehensive loss attributable to non-controlling interest	-	390,730	-	-

Comprehensive loss attributable to China Yida Holding Co.	$(26,145,696)	$(5,795,144)	$(12,540,096)	$(2,946,638)

Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	(17,879,534)	(9,975,664)	(6,089,077)	(3,848,379)
Net income from discontinued operations, net of income taxes	(7,127,362)	318,656	(6,594,426)	220,202
Net loss attributable to common stockholders	(25,006,896)	(9,657,008)	(12,683,503)	(3,628,177)

Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(4.57)	$(2.55)	$(1.56)	$(0.98)
- Basic & diluted earnings/(loss) per share from discontinued operations	$(1.82)	$0.08	$(1.68)	$0.06
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(6.39)	$(2.47)	$(3.24)	$(0.92)

Weighted average shares outstanding
- Basic	3,914,580	3,914,580	3,914,580	3,914,580
- Diluted	3,914,580	3,914,580	3,914,580	3,914,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to common stockholders	$(25,006,896)	$(9,657,008)
Loss from discontinued operations	616,732	782,692
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of discontinued operation	6,510,630	(999,133)
Depreciation	6,412,392	3,090,269
Amortization	893,871	1,355,439
Amortization of financing costs	-	111,976
Noncontrolling interest	-	(102,215)
Changes in operating assets and liabilities:
Accounts receivable	(132,831)	(398,206)
Other receivables, net	28,156	(2,031,734)
Advances and prepayments	(352,702)	(3,573,044)
Accounts payable	79,007	98,765
Accrued expenses and other payables	587,164	3,247,724
Taxes payable	55,851	(444,929)
Net cash used in continuing operations	(10,308,625)	(8,519,404)
Net cash provided by (used in) discontinued operations	675,366	(1,093,625)
Net cash used in operating activities	(9,633,259)	(9,613,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(8,097,950)	(71,652,052)
Change in long-term prepayments for acquisition of property, equipment and land use rights	351,457	(304,269)
Net cash used in continuing operations	(7,746,493)	(71,956,321)
Net cash provided by (used in) discontinued operations	471,410	(480,122)
Net cash used in investing activities	(7,275,083)	(72,436,443)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	-	(1,567,134)
Proceed from disposal of discontinued entities	35,570,385	9,616,155
Proceeds from discontinued entities	23,480,855	625,957
Repayment to discontinued entities	(38,277,859)	(856,729)
Proceeds from short-term loans	4,554,327	4,021,038
Repayment of short-term loans	(2,439,818)	(1,608,415)
Proceeds from long-term loans	40,175,667	53,077,703
Repayment of long-term loans	(47,495,120)	(12,223,956)
Proceeds from loans from related parties	6,483,770	27,117,207
Net cash provided by continuing operations	22,052,207	78,201,825
Net cash used in discontinued operations	(1,399,034)	(768,742)
Net cash provided by financing activities	20,653,173	77,433,083

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(174,502)	88,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,570,329	(4,527,727)
NET DECREASE IN CASH & CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(253,763)	(2,291,658)
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS FROM CONTINUING OPERATIONS	3,824,091	(2,236,069)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,157,738	3,542,459
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$5,981,829	$1,306,390

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from construction in progress to property and equipment	$-	$70,772,638

Cash paid during the period for:
Income tax	$-	$525,184
Interest	$6,404,999	$5,248,955

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

On April 15, 2010, we entered into agreement with Anhui Xingguang Group to set up a subsidiary - Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida") by investing 60% of the equity interest, and Anhui Xingguang Group owns 40% of the equity interest of Anhui Yida. The total paid-in capital of Anhui Yida was $14,687,307 (equals RMB 100 million). Anhui Yida's primary business relates to the operation of our tourism destinations, specifically, Ming dynasty culture tourist destination.

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

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fuyu, Fujian Yida, Tulou, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment,  Yida Arts, Yunding hotel, Jiangxi Travel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation

Consolidation of Variable Interest Entities

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30, 2014	December 31, 2013
Total current assets *	$6,470,528	$12,244,845
Total assets	$6,478,166	$12,252,536
Total current liabilities #	$15,318,650	$11,193,422
Total liabilities	$15,318,650	$11,193,422

* Including intercompany receivables of $6,463,934 and $12,231,075 as at September 30, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

# Including intercompany payables of $15,288,021 and $11,169,092 as at September 30, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Although Fujian Jiaoguang no longer had revenues, its bank account still has to be maintained active with certain cash flows to support its expenses.  As such, Fujian Jiaoguang transferred funds from and to the Company’s directly-owned subsidiaries, which resulted in intercompany receivables and payables. Since Fujian Jiaoguang is a variable interest entity subject to consolidation, the balances of its intercompany receivables and payables are eliminated against the corresponding account balances at the Company’s directly-owned subsidiaries at the consolidation level.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2014 and December 31, 2013, the Company has uninsured deposits in banks of approximately $5,956,000 and $2,147,000.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments were assessed and recorded as of September 30, 2014 and December 31, 2013, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2014 and December 31, 2013.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the nine months ended September 30, 2014

Tulou

Gross receipts	$486,126

Profit sharing costs	-
Nature resource compensation expenses	43,856
Total paid to the local governments	43,856

Net receipts	$442,270

For the nine months ended September 30, 2013

Tulou

Gross receipts	$512,986

Profit sharing costs	-
Nature resource compensation expenses	45,953
Total paid to the local governments	45,953

Net receipts	$467,033

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three months ended September 30, 2014

Tulou

Gross receipts	$126,818

Profit sharing costs	-
Nature resource compensation expenses	11,441
Total paid to the local governments	11,441

Net receipts	$115,377

For the three months ended September 30, 2013

Tulou

Gross receipts	$177,774

Profit sharing costs	-
Nature resource compensation expenses	15,638
Total paid to the local governments	15,638

Net receipts	$162,136

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2014 and 2013 were $1,772,762 and $1,095,450, respectively. Advertising costs for the three months ended September 30, 2014 and 2013 were $920,266 and $296,730, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $230,450 and $163,734 for the nine months ended September 30, 2014 and 2013, respectively, and were $136,598 and $52,750 for the three months ended September 30, 2014 and 2013 respectively. Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of September 30, 2014 and December 31, 2013, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

p. Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718-10, "Share Based Payment Arrangement ” which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

As at September 30, 2014, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

s. Segment reporting

ASC 250, "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Prior to July 2013, the Company had two reportable segments: advertisement and tourism. Now the company has only one reportable segment which is tourism.

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

v. Recent accounting pronouncements

In August 2014, FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update states the disclosure of uncertainties about an entity’s ability to continue as a going concern. An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). When management identifies conditions or events that raise substantial doubt, management should consider whether its plans will alleviate the substantial doubt.

When substantial doubt is raised but is alleviated by management’s plans, the entity should disclose following information: (a) Principal conditions or events that raised substantial doubt (before consideration of management’s plans); (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that alleviated the substantial doubt.

When substantial doubt is raised but is not alleviated by management’s plans,, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), and disclose the following information: (a) Principal conditions or events that raise substantial doubt; (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that are intended to mitigate the conditions or events that raise the substantial doubt.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is still in progress of evaluating future impact of adopting this standard.

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

In January 2014, the FASB issued ASU 2014-02, Intangibles-Goodwill and Other (Topic 350): Accounting for Goodwill. The amendments in this Update allow an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in this Update should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount. The disclosures required under this alternative are similar to existing U.S. generally accepted accounting principles (GAAP). However, an entity that elects the accounting alternative is not required to present changes in goodwill in a tabular reconciliation. The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	September 30, 2014	December 31, 2013

Advance to employees	$107,158	$125,824
Security deposits	40,088	104,730
Other	63,904	38,281
	211,150	268,835
Less: Allowance	-	-
	$211,150	$268,835

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	September 30, 2014	December 31, 2013
Advance payments related to land use rights	$819,635	$814,000
Advance payments related to hotel facilities of Yunding resort	267,308	354,461
Advance payments related to facilities of Yang-Sheng Paradise	180,333	27,900
Other	436,836	164,833
	1,704,112	1,361,194
Less: Allowance	-	-
	$1,704,112	$1,361,194

As of September 30, 2014, advance payments related to land use rights represents the payment made by Fujian Yida and Fenyi Yida. Fujian Yida made advance payments to the local government of Yongtai County of $808,378 (RMB 4.98 million) for the acquisition of land use rights. Fenyi Yida made advance payments to the local government of $11,257 (RMB 0.07 million) for the acquisition of land use rights during the nine months ended September 30, 2014.

As of December 31, 2013, advance payments related to land use rights represents the payment made by Fujian Yida. Fujian Yida made advance payments to the local government of Yongtai County of $814,000 (RMB 4.98 million) for the acquisition of land use rights.

As of September 30, 2014 and December 31, 2013, advance payments related to facilities of Yang-Sheng Paradise were $180,333 and $27,900, respectively.

As of September 30, 2014 and December 31, 2013, advance payments related to hotel facilities of Yunding resort were $267,308 and $354,461, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013

Buildings, improvements, and attractions	$192,731,457	$187,404,825
Electronic equipment	4,071,181	3,705,166
Transportation equipment	2,890,994	2,602,218
Office furniture	1,003,754	235,306
	200,697,386	193,947,515
Less: Accumulated depreciation	(17,555,766)	(11,227,887)
Property and equipment, net	$183,141,620	$182,719,628

Depreciation expense for the nine months ended September 30, 2014 and 2013 were $6,412,392 and $3,090,269 respectively.

Depreciation expense for the three months ended September 30, 2014 and 2013 were $2,473,273 and $1,071,774, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013

Land use right	$47,965,661	$48,299,182
Commercial airtime rights	-	6,882,616
	47,965,661	55,181,798
Accumulated amortization	(1,351,251)	(7,344,157)
Intangible assets, net	$46,614,410	$47,837,641

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

As of September 30, 2014, the commercial airtime rights have been fully amortized.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	INTANGIBLE ASSETS, NET (CONTINUED)

Land use right

For the nine months ended September 30, 2014 and 2013, amortization expense amounted to $893,871 and $1,355,439, respectively.

For the three months ended September 30, 2014 and 2013, amortization expense amounted to $297,453 and $205,317, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of September 30,
2015	$1,191,828
2016	1,191,828
2017	1,191,828
2018	1,191,828
2019	1,191,828
Thereafter	40,655,270
$46,614,410

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	September 30, 2014	December 31, 2013
Prepayments for project planning, assessments and consultation fees	$1,547,426	$1,989,648
Prepayment for cooperative development	411,400	488,828
Others	188,614	228,898
	$2,147,440	$2,707,374

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of September 30, 2014 and December 31, 2013, prepayments for cooperative development amounted to $411,400 and $488,828, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	September 30, 2014	December 31, 2013

Loan from China Minsheng Banking Corp, Ltd., interest rate at 7% per annum, due June 10, 2015, (a)	$2,599,639	$-

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.6% per annum, due June 20, 2015, collateralized by the personal guarantees by two of the Company’s directors. (b)	1,949,730	-

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.7% per annum, due October 17, 2014, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd. (c)	-	2,454,108
Total	$4,549,369	$2,454,108

(a)	On June 2014, the Company borrowed an amount of $2,599,639 (RMB 16 million) due on June 10, 2015 from China Minsheng Banking Corp, Ltd., with the interest rate at 7% per annum.

(b)	On June 2014, the Company borrowed an amount of $1,949,730 (RMB 12 million) due on June 20, 2015 from Fujian Haixia Bank, with the interest rate at 9.6% per annum.

(c)

On October 2013, the Company borrowed an amount of $2,454,108 (RMB 15 million) due on October 17, 2014 from Fujian Haixia Bank, with the interest rate at 8.7% per annum. For the nine months ended September 30, 2014, the Company repaid the loan of $2,454,108 (RMB 15 million).

Interest expense for the nine months ended September 30, 2014 and 2013 amounted to $207,836 and $173,713, respectively. Interest expense for the three months ended September 30, 2014 and 2013 amounted to $101,614 and $105,652, respectively. The interest expense for the nine months ended September 30, 2014 and 2013 of $0 and $62,675, respectively, was capitalized as part of construction in progress. The interest expense for the three months ended September 30, 2014 and 2013 that amounted to $0 and $29,018, respectively, was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	September 30, 2014	December 31, 2013

Loan from China Construction Bank, interest rate at 6.55% and 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	$40,131,932	$-

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due on November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	37,369,815	53,990,380

Loan from China Minsheng Banking Corp, Ltd., interest rate at 12.50% per annum, final installment due on March 6, 2015, secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (b))	-	24,541,082

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due on November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida, and collateralized by the personal guarantees by two of the Company’s directors. (Note (d))	-	6,871,502

	77,501,747	85,402,964
Less: current portion	(1,218,581)	(6,871,502)
Total	$76,283,166	$78,531,462

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS (CONTINUED)

Note:

(a)	$12,998,197 (RMB 80,000,000) and $24,371,618 (RMB 150,000,000) will be due in each twelve-month period as of September 30, 2019 and 2020, respectively.

(b)	$24,541,082 (RMB 150,000,000) has been paid off during the nine months ended September 30, 2014.

(c)

$2,599,639 (RMB 16,000,000), $3,574,504 (RMB 22,000,000), $4,386,891 (RMB 27,000,000), $5,199,279 (RMB 32,000,000), $6,092,905 (RMB 37,500,000), $6,986,531 (RMB 43,000,000) and $10,073,602 (RMB 62,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively.

(d)	$6,871,502 (RMB 42,000,000) has been repaid in full amount during the nine months ended September 30, 2014.

Interest expense for the nine months ended September 30, 2014 and 2013 amounted to $6,253,064 and $5,986,257, respectively.  Interest expense for the three months ended September 30, 2014 and 2013 amounted to $1,897,874 and $2,318,648, respectively. The interest expense for the nine months ended September 30, 2014 and 2013 of $0 and $2,861,905, respectively, was capitalized as part of construction in progress. The interest expense for the three months ended September 30, 2014 and 2013 that amounted to $0 and $1,475,997, respectively, was capitalized as part of construction in progress.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30, 2014	December 31, 2013

Accrued payroll	$582,481	$587,176
Security deposits payable	451,367	93,235
Unearned revenue	200,529	78,058
Accrued local government fees	209,439	210,895
Welfare payable	13,199	13,291
Other	141,862	36,736
	$1,598,877	$1,019,391

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the six months ended September 30, 2014 and 2013. Net operating loss at September 30, 2014, which can be used to offset future taxable income, was approximately $3,815,202. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the nine months ended September 30, 2014 and 2013.

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

Provision for income tax consists of the following:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2014	2013	2014	2013

Current
USA	$-	$-	$-	$-
China	-	132,830	-	961
	-	132,830	-	961
Deferred
USA
Deferred tax asset for NOL carry forwards	65,233	80,682	20,157	13,741
Valuation allowance	(65,233)	(80,682)	(20,157)	(13,741)
	-	-	-	-
China
Current portion
Temporary difference from general and administrative expenses	-	-	-	-
Net changes in deferred income tax under current portion	-	-	-	-

Non current portion
Deferred tax asset for NOL carry forwards	6,830,556	2,629,822	3,927,167	973,946
Valuation allowance	(6,830,556)	(2,629,822)	(3,927,167)	(973,946)
Net changes in deferred income tax under non-current portion	-	-	-	-

Net deferred income tax expenses (benefit)	-	-	-	-

Total provision for income tax	$-	$132,830	$-	$961

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The Nine Months Ended September 30,
	2014	2013

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.00%)	(26.35%)
Effective income tax rates	(0.00%)	(1.35%)

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the nine months ended September 30, 2014 and 2013, respectively.

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

The change in total allowance for the nine months ended September 30, 2014 and 2013 was an increase of $6,895,789 and $2,710,503 respectively.

The change in total allowance for the three months ended September 30, 2014 and 2013 was an increase of $3,947,324 and $987,685 respectively.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2013	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of September 30, 2014	18,000

For the nine months ended September 30, 2014 and 2013, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

For the three months ended September 30, 2014 and 2013, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	DISCONTINUED OPERATIONS

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Purchaser”), pursuant to which Fujian Yida agreed to transfer its 60% interest in Anhui Yida to the Purchaser for RMB 60 million, or $9.72 million and the Purchaser agreed to assume all the assets and liabilities of Anhui Yida.

On August 26, 2014, Hong Kong Yi Tat entered into a certain share transfer agreement with Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd. (the “Purchaser”), pursuant to which Hong Kong Yi Tat agreed to sell 100% of its equity interest in Fujian Jintai to the Purchaser (the “Sale”) for a price of RMB 228,801,359, or approximately $37 million (the “Purchase Price”).

The Company has reclassified the assets and liabilities of the discontinued entity in the accompanied financial statements.

Following table summarizes the classification of assets and liabilities of the discontinued entity as at December 31, 2013.

Fujian Jintai
Current assets
Cash	$257,837
Other receivable	169,728
Others	159,764
Current assets of discontinued operations	587,329
Add back: Intercompany receivable elimination	38,562,409
Current assets of discontinued operations before intercompany elimination	39,149,738

Non-current assets
Property, plant & equipment, net	33,917,060
Long-term prepayments	457,576
Intangible assets, net	3,356,220
Non-current assets of discontinued operations	37,730,856

Current liabilities
Long-term loan, current portion	2,032,002
Accrued expenses and other payables	78,053
Current liabilities of discontinued operations	2,110,055
Add back: Intercompany receivable elimination	23,705,298
Current liabilities of discontinued operations before intercompany elimination	25,815,353

Non-current liabilities
Long-term loan	8,135,018
Non-current liabilities of discontinued operations	$8,135,018

At the date of disposal August 26, 2014, the Company recorded $616,732 as loss from operations of discontinued entity and $6,510,630 as loss on disposal of discontinued entity.

Following is the Gain/Loss Calculation for disposal of Fujian Jintai.

Fujian Jintai Gain/Loss calculation

Net assets of the Company as of December 31, 2013	$42,930,223

Less: Loss from discontinued operations through September 30, 2014	616,732
Less: Other comprehensive loss through September 30, 2014	229,044
Net assets of the Company at the date of disposal	$42,084,447
Proceeds from disposal, gross	37,175,063
Less: Capital gains tax	(1,601,246)

Proceeds from disposal, net of capital gains tax	$35,573,817

Loss on disposal of discontinued operations	$6,510,630

13.	DISCONTINUED OPERATIONS (CONTINUED)

The results of Anhui Yida and Fujian Jintai have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following tables:

	For The Nine Months Ended September 30, 2014
	Fujian Jintai	Anhui Yida	Total

Net revenue	$3,492,327	$-	$3,492,327
Cost of revenue	(1,828,348)	-	(1,828,348)
Selling expenses	(904,667)	-	(904,667)
General, and administrative expenses	(605,331)	-	(605,331)
Interest expense	(443,108)		(443,108)
Interest income	692	-	692
Other expense, net	(328,297)	-	(328,297)
Net Loss	$(616,732)	$-	$(616,732)

	For The Three Months Ended September 30, 2014
	Fujian Jintai	Anhui Yida	Total

Net revenue	$1,506,174	$-	$1,506,174
Cost of revenue	(596,571)	-	(596,571)
Selling expenses	(310,298)	-	(310,298)
General, and administrative expenses	(130,054)	-	(130,054)
Interest expense	(87,468)	-	(87,468)
Interest Income	12	-	12
Other expense, net	(465,591)	-	(465,591)
Net Loss	$(83,796)	$-	$(83,796)

	For The Nine Months Ended September 30, 2013
	Fujian Jintai	Anhui Yida	Total

Net Revenue	$3,606,706	$-	$3,606,706
Cost of Revenue	(1,941,750)	-	(1,941,750)
Selling expenses	(1,154,815)	-	(1,154,815)
General, and administrative expenses	(757,146)	(256,306)	(1,013,452)
Interest expense	(207,348)	-	(207,348)
Interest Income	7,188	1,007	8,195
Other expense, net	(79,991)	(237)	(80,228)
Net Loss	$(527,156)	$(255,536)	$(782,692)

	For The Three Months Ended September 30, 2013
	Fujian Jintai	Anhui Yida	Total

Net revenue	$1,741,215	$-	$1,741,215
Cost of revenue	(748,163)	-	(748,163)
Selling expenses	(511,891)	-	(511,891)
General, and administrative expenses	(236,013)	-	(236,013)
Interest expense	(738)	-	(738)
Interest income	2,182	-	2,182
Other expense, net	(26,390)	-	(26,390)
Net Income	$220,202	$-	$220,202

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of September 30,
2015	$135,193
2016	66,903
2017	27,119
2018	27,152
2019	27,209
Thereafter	891,428
Total minimum payments	$1,175,004

The Company incurred rental expenses of $163,774 and $191,039 for the nine months ended September 30, 2014 and 2013, respectively.

The Company incurred rental expenses of $64,720 and $47,870 for the three months ended September 30, 2014 and 2013, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(2) Compensation for using natural resources commitments

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

The Company paid approximately $43,856 and $45,953 to the Hua’an government for the nine months ended September 30, 2014 and 2013, respectively, and recorded as selling expenses.

The Company paid approximately $11,441 and $15,638 to the Hua’an government for the three months ended September 30, 2014 and 2013, respectively, and recorded as selling expenses.

(3) Litigation

The Company’s management does not expect the legal proceedings involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

15.	DUE TO RELATED PARTIES

As of September 30, 2014, the Company had $38,933,299 and $2,922,310 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. As of December 31, 2013, the Company had $31,397,840 and $4,199,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advertisement Co., Ltd. Those loans are unsecured, bear no interest, and due on demand.

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

Basic and diluted:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2014	2013	2014	2013
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(17,879,534)	$(9,975,664)	$(6,089,077)	$(3,848,379)
Net income from discontinued operations, net of income taxes	(7,127,362)	318,656	(6,594,426)	220,202
Net loss attributable to common stockholders	$(25,006,896)	$(9,657,008)	$(12,683,503)	$(3,628,177)
Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted loss per share from continuing operations	$(4.57)	$(2.55)	$(1.56)	$(0.98)
- Basic & diluted (loss)earnings per share from discontinued operations	(1.82)	0.08	(1.68)	0.06
- Basic & diluted loss per share attributable to common stockholders	$(6.39)	$(2.47)	$(3.24)	$(0.92)

Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,914,580	3,914,580	3,914,580
Potential common shares outstanding as of September 30, 2014:
Warrants outstanding	-	-	-	-
Options outstanding	18,000	18,000	18,000	18,000

For the nine months and three months ended September 30, 2014 and 2013, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	BUSINESS SEGMENTS

During the nine months ended September 30, 2014 and 2013, the Company was organized into two main business segments: advertisement and tourism. The primary business relates to tourism at Yunding resort, Yang-sheng Paradise, and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the three months ended:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Advertisement	$-	$2,899,844	$-	$318,434
Tourism	9,030,961	6,891,455	3,870,984	2,616,382
Total	9,030,961	9,791,299	3,870,984	2,934,816

Operating income (loss):
Advertisement	-	432,016	-	(70,506)
Tourism	(11,026,097)	(6,280,582)	(3,474,423)	(2,286,280)
Other	-	(229,089)	-	(38,892)
Total	(11,026,097)	(6,077,655)	(3,474,423)	(2,395,678)

Net income (loss):
Advertisement	-	255,844	-	(79,865)
Tourism	(17,879,534)	(10,000,950)	(6,089,077)	(3,729,217)
Other	-	(230,558)	-	(39,297)
Net loss from continuing operations	(17,879,534)	(9,975,664)	(6,089,077)	(3,848,379)
Net (loss)income from discontinued operations	(7,127,362)	216,441	(6,594,426)	220,202
Total	(25,006,896)	(9,759,223)	(12,683,503)	(3,628,177)

Capital expenditure:
Advertisement	-	-	-	-
Tourism	8,097,950	71,652,052	7,703,366	25,693,791
Total	$8,097,950	$71,652,052	$7,703,366	$25,693,791

	September 30, 2014	December 31, 2013
Intangible assets:
Advertisement	$-	$-
Tourism	46,614,410	47,837,641
Total	$46,614,410	$47,837,641

Identifiable assets:
Advertisement	$-	$33,537
Tourism	241,345,601	238,239,127
Others	-	10,433
Assets of continuing operations	241,345,601	238,283,097
Assets of discontinued operations	-	38,318,186
Total	$241,345,601	$276,601,283

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were issued. All subsequent events requiring recognition as of September 30, 2014 have been incorporated into these unaudited consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

We currently operate Hua’An Tulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers in total, and China Yang-Sheng Paradise. As of September 30, 2014, through our wholly owned subsidiaries in China, we have entered into two cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, (ii) the Fenyi County, Xinyu City, Jiangxi Province Government. Under these agreements, we have obtained:

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

Advertising business had been our primary source of revenue for the last two years before January 2013 because the tourism business has experienced serious disruptions from flooding and severe weather while the new advertisement regulatory restriction was not enforced by the local government. Our tourism business has become the primary source of our revenue since first quarter of 2013. The revenue from advertising has ceased as the new advertisement regulatory restrictions are enforced. The revenue from tourism has been increased. However, any increase in tourism revenue will depend on the recovery of Great Golden Lake from flooding and the progress we make in developing our existing and new projects in our other tourist destinations. Our tourism business is seasonal, we have visitors to our parks throughout the year. In 2015, we will continue to develop and construct the new Jiangxi projects. As of September 30, 2014, the first phase project of City of Caves in Jiangxi has been completed and expected to open in the first quarter of 2015.

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

We began to generate revenue after the grand openings of Yang-sheng Paradise which opened in October 2013, due to the terrible weather, financial funding and the difficult level of the cave construction, City of Caves has postponed the trial opening in the first quarter of 2015, we believe that we will be able to maintain the high gross profit margins in the tourism segment. Also, we expect Yunding to continue to grow.  Our tourism business has become the primary source of our revenue since first quarter of 2013.

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

On August 26, 2014, Hong Kong Yi Tat entered into a certain share transfer agreement with Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd. (the “Purchaser”), pursuant to which Hong Kong Yi Tat agreed to sell 100% of its equity interest in Fujian Jintai to the Purchaser (the “Sale”) for a price of RMB 228,801,359, or approximately $37 million. (the “Purchase Price”).

Net loss from the discontinued operations was $616,732 and $782,692 for the nine months ended September 30, 2014 and 2013, respectively.

Net loss from the discontinued operations was $83,796 and net income from discontinued operation was $220,202 for the three months ended September 30, 2014 and 2013, respecively.

As a result of the share transfer described above, the Results of Operation set forth below does not reflect the operations for Fujian Jintai, Anhui Yida and its wholly owned subsidiaries: Bengbu (Yida) Real Estate Development Co., Ltd. (“Bengbu Yida”) and Bengbu (Yida) Investment Co., Ltd. (“Bengbu Investment”). The results of operations of Fujian jintai, Anhui Yida and its subsidiaries have been presented as discontinued operations. Therefore, management’s discussion and analysis set forth herein below are based on the results of continuing operations.

2014 Outlook

As we terminated our advertising business in July 2013, we plan to focus on tourism business only. In 2014, we continued the construction and development of two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. We expect to open City of Caves to the public in the first quarter of 2015.

Results of Operations

Results of Operations for the three months ended September 30, 2014 and 2013

Prior to July 2013, the Company was organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the three months ended September 30, 2014 and 2013:

	For The Three Months Ended		Increase/ (Decrease)	Increase/ (Decrease)
	September 30,		U.S. Dollar	Percentage
(All amounts, other than percentage, in U.S. Dollar)	2014	2013	($)	(%)
Net revenue
Advertisement	$-	$318,434	$(318,434)	(100.00)
Tourism	3,870,984	2,616,382	1,254,602	47.95
Total net revenue	3,870,984	2,934,816	936,168	31.90

Cost of revenue
Advertisement	-	271,213	(271,213)	(100.00)
Tourism	2,471,661	1,145,681	1,325,980	115.74
Total cost of revenue	2,471,661	1,416,894	1,054,767	74.44

Gross profit	1,399,323	1,517,922	(118,599)	(7.81)

Selling expenses	2,906,081	2,243,762	662,319	29.52
General and administrative expenses	1,967,665	1,669,838	297,827	17.84
Loss from operations	(3,474,423)	(2,395,678)	(1,078,745)	45.03
Other expense, net	(618,142)	(527,976)	(90,165)	17.08
Interest income	2,975	4,817	(1,842)	(38.24)
Interest expense	(1,999,487)	(928,581)	(1,070,906)	115.33
Less: Provision for income tax	-	961	(961)	(100.00)
Net loss from continuing operations	(6,089,077)	(3,848,379)	(2,240,698)	58.22
Net (loss) income from on discontinued operations	(6,594,426)	220,202	(6,814,628)	(3,094.72)

Net Loss	$(12,683,503)	$(3,628,177)	$(9,055,326)	249.58

Net Revenue

Net revenue from continuing operations increased by approximately $0.94 million or approximately 31.9%, from approximately $2.93 million for the three months ended September 30, 2013 to approximately $3.87 million for the three months ended September 30, 2014. The increase in net revenue was primarily due to the increase in the revenue from tourism revenue which was partially offset by the decrease in advertisement revenue.

Advertisement

Advertisement revenue decreased by approximately $0.32 million or 100%, from approximately $0.32 million for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014. The decrease was because the agreement with FETV expired in July 2013 which caused the decrease in advertisement revenue from FETV.

We generated no revenue from the “Journey through China on the Train” program for the three months ended September 30, 2014 and 2013. The Company lost all the clients since the railway program was broadcasted manually by train attendants and we had no control over the frequency of program broadcasting. We terminated the “Journey through China on the Train” program from March of 2013.

Tourism

Tourism revenue increased by approximately $1.25 million or approximately 47.95% from approximately $2.62 million for the three months ended September 30, 2013 to approximately $3.87 million for the three months ended September 30, 2014, including approximately $2.95 million from Yunding Park, an increase of $0.52 million or 20%, $0.13 million from Hua’an Tulou, a decrease of $0.06 million or 32%, and $0.79 million from China Yang-sheng paradise for the three months ended September 30, 2014, as compared to the same period in 2013. The primary sources of the revenues are ticket sales, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise, the newly opened tourism destination, and an increase in the number of tourists at Yunding Park due to effective promotion. We have to provide deeper ticket discount due to the fierce competition among the destinations. Also the tourist consumption had also decreased. The gross revenue increased due to increase in the number of tourist attracted by the reduced ticket fee. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $1.05 million or approximately 74.44%, from approximately $1.42 million for the three months ended September 30, 2013 to approximately $2.47 million for the three months ended September 30, 2014. The increase in cost of revenue was primarily due to an increase in cost of revenue of tourism, partially offset by a decrease in cost of revenue of advertisement.

Advertisement

Cost of revenue from advertisement decreased by approximately $0.27 million or 100%, from approximately $0.27 million for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014. The decrease was because the agreement with FETV expired in July 2013 so there was no revenue or cost incurred for the three months ended September 30, 2014.

Tourism

Cost of revenue from tourism increased by approximately $1.32 million or approximately 115.74%, from approximately $1.15 million for the three months ended September 30, 2013 to approximately $2.47 million for the three months ended September 30, 2014. The increase was primarily due to the increase in tourists and sales activities at China Yang-sheng paradise and Yunding Park, and depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $0.12 million, or approximately 7.81%, from approximately $1.52 million for the three months ended September 30, 2013 to $1.4 million for the three months ended September 30, 2014. Our gross margin was approximately 36.15% for the three months ended September 30, 2014, compared to gross margin of approximately 51.72% for the three months ended September 30, 2013, representing a decrease of approximately 16 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $0.05 million, or 100%, from approximately $0.05 million for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014. Gross margin from advertisement was 0% for the three months ended September 30, 2014, compared to approximately 14.83% for the three months ended September 30, 2013. The decrease was because the agreement with FETV expired in July 2013.

Tourism

Gross profit from tourism decreased approximately $0.07 million, or approximately 4.85%, from approximately $1.47 million for the three months ended September 30, 2013 to approximately $1.4 million for the three months ended September 30, 2014. Our gross margin from tourism was approximately 36.15% for the three months ended September 30, 2014, compared to gross margin of approximately 56.21% for the three months ended September 30, 2013. The decrease of gross margin was primarily attributable to the increase of the cost of revenue which include the increase in sales activities at China Yang-sheng paradise and Yunding Park, and depreciation cost for the new construction completed for tourism destinations.

Selling Expenses

Selling expenses were approximately $2.9 million for the three months ended September 30, 2014, compared to approximately $2.24 million for the three months ended September 30, 2013, which represents an increase of approximately $0.66 million, or approximately 29.52%. The increase in selling expense was primarily due to the increase of the sales activities at China Yang-sheng paradise and Yunding Park during the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $1.97 million for the three months ended September 30, 2014, compared to approximately $1.67 million for the three months ended September 30, 2013, which represents an increase of approximately $0.3 million, or approximately 17.84%. This increase was due to the increase of administrative expenses for the operation of China Yang-sheng paradise, City of Caves, and Yunding Park during the three months ended September 30, 2014.

Interest expense.

Interest expense was approximately $2 million for the three months ended September 30, 2014, representing an increase of approximately $1.07 million or approximately 115.33%, compared to the approximately $0.93 million for the three months ended September 30, 2013. The increase in interest expense was primarily because part of the interest expense for the three months ended September 30, 2013 was capitalized as part of construction in progress.

Net Loss

As a result of the above factors, we have net loss of approximately $12.68 million for the three months ended September 30, 2014 as compared to net loss of approximately $3.63 million for the three months ended September 30, 2013, representing an increase of loss of approximately $9.05 million or approximately 249.58%. The increase of loss was primarily attributable to the decrease in advertisement revenue because the agreement with FETV expired in July 2013, the increase in cost of revenue and general and administrative expenses for the operation of China Yang-sheng paradise for the three months ended September 30, 2014 as compared with that for the three months ended September 30, 2013.

Results of Operations for the nine months ended September 30, 2014 and 2013

Prior to July, 2013, the Company is organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the nine months ended September 30, 2014 and 2013:

	For The Nine Months Ended		Increase/ (Decrease)	Increase/ (Decrease)
	September 30		U.S. Dollar	Percentage
(All amounts, other than percentage, in U.S. Dollar)	2014	2013	($)	(%)
Net revenue
Advertisement	$-	$2,899,844	$(2,899,844)	(100.00)
Tourism	9,030,961	6,891,455	2,139,506	31.05
Total net revenue	9,030,961	9,791,299	(760,338)	(7.77)

Cost of revenue
Advertisement	-	2,038,196	(2,038,196)	(100.00)
Tourism	6,784,170	3,104,123	3,680,047	118.55
Total cost of revenue	6,784,170	5,142,319	1,641,851	31.93

Gross profit	2,246,791	4,648,980	(2,402,189)	(51.67)

Selling expenses	7,717,558	6,566,556	1,151,002	17.53
General and administrative expenses	5,555,330	4,160,079	1,395,251	33.54
Loss from operations	(11,026,097)	(6,077,655)	(4,948,442)	81.42
Other expense, net	(399,986)	(560,284)	160,298	(28.61)
Interest income	7,448	75,499	(68,051)	(90.13)
Interest expense	(6,460,899)	(3,280,394)	(3,180,505)	96.95
Less: Provision for income tax	-	132,830	(132,830)	(100.00)
Net loss from continuing operations	(17,879,534)	(9,975,664)	(7,903,870)	79.23
Net loss from discontinued operations	(7,127,362)	216,441	(7,343,803)	(3,392.98)

Net Loss	(25,006,896)	(9,759,223)	(15,247,673)	156.24
Net loss attributable to non-controlling interest:	-	102,215	(102,215)	(100.00)
Net loss attributable to China Yida Holding Co.	$(25,006,896)	$(9,657,008)	$(15,349,888)	158.95

Net Revenue

Net revenue decreased by approximately $0.76 million or approximately 7.77%, from approximately $9.79 million for the nine months ended September 30, 2013 to approximately $9.03 million for the nine months ended September 30, 2014. The decrease in net revenue was primarily due to the decrease in the revenue from advertisement revenue which was partially offset by an increase in tourism.

Advertisement

Advertisement revenue decreased by approximately $2.9 million or 100%, from approximately $2.9 million for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014. The decrease was because the agreement with FETV expired in July 2013 which caused the decrease in advertisement revenue from FETV.

We generated no sales from the “Journey through China on the Train” program for the nine months ended September 30, 2014 as compared to approximately $0.06 million for the nine months ended September 30, 2013. The Company lost all the clients since the railway program is broadcasted manually by train attendants and we had no control over the frequency of program broadcasting, we terminated “Journey through China on the Train” program in March of 2013.

Tourism

Tourism revenue increased by approximately $2.14 million or approximately 31.05% from approximately $6.89 million for the nine months ended September 30, 2013 to approximately $9.03 million for the nine months ended September 30, 2014, including approximately $7.2 million from Yunding Park, an increase of $0.83 million or 13%, $0.49 million from Hua’an Tulou, a decrease of $0.03 million or 6%, and $1.34 million from China Yang-sheng paradise for the nine months ended September 30, 2014, as compared to the same period in 2013. The primary sources of the revenues are ticket sales, tour shuttle bus fees, and restaurants.  The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise, the newly opened tourism destinations, and Yunding Park due to effective marketing promotion activities and advertisement in China that led to an increase in number of tourists. We have to provide deeper ticket discount due to the fierce competition among the destinations. Also the tourist consumption had also decreased. The gross revenue increased due to the increase in the number of tourists attracted by the reduced ticket fee. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $1.64 million or approximately 31.93%, from approximately $5.14 million for the nine months ended September 30, 2013 to approximately $6.78 million for the nine months ended September 30, 2014. The increase in cost of revenue was primarily due to an increase in cost of revenue of tourism, partially offset by a decrease in cost of revenue of advertisement.

Advertisement

Cost of revenue from advertisement decreased by approximately $2.04 million or 100%, from approximately $2.04 million for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014. The decrease was also because the agreement with FETV expired in July 2013 so there was no cost incurred with for the nine months ended September 30, 2014.

Tourism

Cost of revenue from tourism increased by approximately $3.68 million or approximately 118.55%, from approximately $3.1 million for the nine months ended September 30, 2013 to approximately $6.78 million for the nine months ended September 30, 2014. The increase was primarily due to the increase in tourists and sales activities at China Yang-sheng paradise and Yunding Park, and depreciation cost for the new construction completed for tourism destinations.

Gross profit

Gross profit decreased approximately $2.4 million, or approximately 51.67%, from approximately $4.65 million for the nine months ended September 30, 2013 to $2.25 million for the nine months ended September 30, 2014. Our gross margin was approximately 24.88% for the nine months ended September 30, 2014, compared to gross profit margin of approximately 47.48% for the nine months ended September 30, 2013, representing a decrease of approximately 23 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $0.86 million, or 100%, from approximately $0.86 million for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014. Gross margin from advertisement was 0% for the nine months ended September 30, 2014, compared to approximately 29.71% for the nine months ended September 30, 2013. The decrease was because the agreement with FETV expired in July 2013.

Tourism

Gross profit from tourism decreased approximately $1.54 million, or approximately 40.68%, from approximately $3.79 million for the nine months ended September 30, 2013 to approximately $2.25 million for the nine months ended September 30, 2014. Our gross margin from tourism was approximately 24.88% for the nine months ended September 30, 2014, compared to gross profit margin of approximately 54.96% for the nine months ended September 30, 2013. The decrease of gross margin was primarily attributable to the increase of the cost of revenue in connection to the increase in sales activities at China Yang-sheng paradise and Yunding Park, and depreciation cost for the new construction completed for tourism destinations.

Selling Expenses

Selling expenses were approximately $7.72 million for the nine months ended September 30, 2014, compared to approximately $6.57 million for the nine months ended September 30, 2013, which represents an increase of approximately $1.15 million, or approximately 17.53%. The increase in selling expense was primarily due to the increase in variable costs and advertisement expenses at China Yang-sheng paradise during the nine months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $5.56 million for the nine months ended September 30, 2014, compared to approximately $4.16 million for the nine months ended September 30, 2013, which represents an increase of approximately $1.4 million, or approximately 33.54%. This increase was due to the increase of administrative expenses for the operation of China Yang-sheng paradise, City of Caves and Yunding Park during the nine months ended September 30, 2014.

Interest expense.

Interest expense was approximately $6.46 million for the nine months ended September 30, 2014, representing an increase of approximately $3.18 million or approximately 96.95%, compared to the approximately $3.28 million for the nine months ended September 30, 2013. The increase in interest expense was primarily because part of the interest expense for the nine months ended September 30, 2013 was capitalized as part of construction in progress.

Income Tax

Income tax was $0 for the nine months ended September 30, 2014, representing a decrease of approximately $0.13 million or 100%, compared to the approximately $0.13 million income tax for the nine months ended September 30, 2013. The decrease was because the agreement with FETV expired in July 2013.

Net Loss

As a result of the above factors, we have net loss of approximately $25.01 million for the nine months ended September 30, 2014 as compared to net loss of approximately $9.66 million for the nine months ended September 30, 2013, representing an increase of loss of approximately $15.35 million or approximately 158.95%. The increase of loss was primarily attributable to the decrease in advertisement revenue because the agreement with FETV expired in July 2013, the increase in cost of revenue and general and administrative expenses for the operation of China Yang-sheng paradise, and the cost related to disposal of Fujian Jintai for the nine months ended September 30, 2014 as compared with that for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our principal source of liquidity during the three months ended September 30, 2014 was primarily the proceeds from loans from related parties.

As of September 30, 2014, we had cash and cash equivalents of approximately $5.98 million as compared to approximately $2.16 million as of December 31, 2013, representing an increase of $3.82 million. Our principal source of liquidity during the nine months ended September 30, 2014 was primarily resulted from proceeds from disposal of Fujian Jintai of approximately $35.57 million and from loans from related parties of approximately $6.5 million for the nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, our working capital deficits were approximately $40.48 million and $43.04 million, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities of continuing operations	$(10,308,625)	$(8,519,404)
Net cash used in investing activities of continuing operations	$(7,746,493)	$(71,956,321)
Net cash provided by financing activities of continuing operations	$22,052,207	$78,201,825
Net cash used in discontinued operations	$(253,763)	$(2,291,658)

Net cash used in operating activities of continuing operations was approximately $10.31 million for the nine months ended September 30, 2014, compared to approximately $8.52 million for the nine months ended September 30, 2013.  The increase of $1.79 million was primarily due to the net loss of $25.01 million for the nine months ended September 30, 2014 as compared to the net loss of $9.66 million for the nine months ended September 30, 2013.

Net cash used in investing activities of continuing operations was approximately $7.75 million for the nine months ended September 30, 2014, compared to approximately $71.96 million for the nine months ended September 30, 2013.  The decrease of $64.21 million was primarily due to the decrease of $45.61 million in the construction cost related to China Yang-sheng Paradise which had been completed during the year ended December 31, 2013.

Net cash provided by financing activities of continuing operations amounted to approximately $22.05 million for the nine months ended September 30, 2014, compared to approximately $78.2 million for the nine months ended September 30, 2013, representing a decrease of approximately $56.15 million.  The decrease in net cash provided by financing activities was mainly because the net repayment of bank loans was $5.2 million (total repayment of loans of $49.93 million netting total proceeds from loans of $44.73 million off) during the nine months ended September 30, 2014 as compared to the net proceeds from bank loans was of $43.27 million (total proceeds from loans of $57.1 million netting total repayment of loans of $13.83 million off) during the nine months ended September 30, 2013.

Bank loans

As of September 30, 2014, the Company had four bank loans from four institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $2.6 million from China Minsheng Banking Corp, Ltd. The loan bears interest at 7% per annum, and is due on June 10, 2015.
2.	A loan for approximately $1.95 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 9.6% per annum, and is due on June 20, 2015.

3.	A loan for approximately $37.37 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $12,998,197 (RMB 80,000,000) and $24,371,618 (RMB 150,000,000) will be due in each twelve-month period as of September 30, 2019 and 2020, respectively. It is secured by the land use right of Jiangxi Zhangshu, and collateralized by the personal guarantees by two of the Company’s directors.

4.	A loan for approximately $40.13 million from China Construction Bank. It bears interest at 6.55% and 7.86% per annum. $2,599,639 (RMB 16,000,000), $3,574,504 (RMB 22,000,000), $4,386,891 (RMB 27,000,000), $5,199,279 (RMB 32,000,000), $6,092,905 (RMB 37,500,000), $6,986,531 (RMB 43,000,000) and $10,073,602 (RMB 62,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

In the coming 12 months, we have approximately $5.77 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange capitals or funds for construction projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of September 30, 2014:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$82,051,116	$5,767,950	$6,174,143	$22,584,367	$47,524,656
Operating Lease Obligations	1,175,004	135,193	94,022	54,361	891,428
Total	$83,226,120	$5,903,143	$6,268,165	$22,638,728	$48,416,084

Compensation For Using Nature Resources Commitments

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

The Company paid approximately $43,856 and $45,953 to the Hua’an government for the nine months ended September 30, 2014 and 2013, respectively, and recorded as selling expenses.

The Company paid approximately $11,441 and $15,638 to the Hua’an government for the three months ended September 30, 2014 and 2013, respectively, and recorded as selling expenses.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fuyu, Fujian Yida, Tulou, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment,  Yida Arts, Yunding hotel, Jiangxi Travel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30, 2014	December 31, 2013
Total current assets *	$6,470,528	$12,244,845
Total assets	$6,478,166	$12,252,536
Total current liabilities #	$15,318,650	$11,193,422
Total liabilities	$15,318,650	$11,193,422

* Including intercompany receivables of $6,463,934 and $12,231,075 as at September 30, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

# Including intercompany payables of $15,288,021 and $11,169,092 as at September 30, 2014 and December 31, 2013, respectively, to be eliminated in consolidation.

Although Fujian Jiaoguang no longer had revenues, its bank account still has to be maintained active with certain cash flows to support its expenses.  As such, Fujian Jiaoguang transferred funds from and to the Company’s directly-owned subsidiaries, which resulted in intercompany receivables and payables. Since Fujian Jiaoguang is a variable interest entity subject to consolidation, the balances of its intercompany receivables and payables are eliminated against the corresponding account balances at the Company’s directly-owned subsidiaries at the consolidation level.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of September 30, 2014 and December 31, 2013.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the nine months ended September 30, 2014

Tulou

Gross receipts	$486,126

Profit sharing costs	-
Nature resource compensation expenses	43,856
Total paid to the local governments	43,856

Net receipts	$442,270

For the nine months ended September 30, 2013

Tulou

Gross receipts	$512,986

Profit sharing costs	-
Nature resource compensation expenses	45,953
Total paid to the local governments	45,953

Net receipts	$467,033

For the three months ended September 30, 2014

Tulou

Gross receipts	$126,818

Profit sharing costs	-
Nature resource compensation expenses	11,441
Total paid to the local governments	11,441

Net receipts	$115,377

For the three months ended September 30, 2013

Tulou

Gross receipts	$177,774

Profit sharing costs	-
Nature resource compensation expenses	15,638
Total paid to the local governments	15,638

Net receipts	$162,136

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of September 30, 2014 and December 31, 2013, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Recent accounting pronouncements

In August 2014, FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update states the disclosure of uncertainties about an entity’s ability to continue as a going concern. An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). When management identifies conditions or events that raise substantial doubt, management should consider whether its plans will alleviate the substantial doubt.

When substantial doubt is raised but is alleviated by management’s plans, the entity should disclose following information: (a) Principal conditions or events that raised substantial doubt (before consideration of management’s plans); (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that alleviated the substantial doubt.

When substantial doubt is raised but is not alleviated by management’s plans,, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), and disclose the following information: (a) Principal conditions or events that raise substantial doubt; (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that are intended to mitigate the conditions or events that raise the substantial doubt.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is still in progress of evaluating future impact of adopting this standard.

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

In January 2014, the FASB issued ASU 2014-02, Intangibles-Goodwill and Other (Topic 350): Accounting for Goodwill. The amendments in this Update allow an accounting alternative for the subsequent measurement of goodwill. An entity within the scope of the amendments that elects the accounting alternative in this Update should amortize goodwill on a straight-line basis over 10 years, or less than 10 years if the entity demonstrates that another useful life is more appropriate. An entity that elects the accounting alternative is further required to make an accounting policy election to test goodwill for impairment at either the entity level or the reporting unit level. Goodwill should be tested for impairment when a triggering event occurs that indicates that the fair value of an entity (or a reporting unit) may be below its carrying amount. The disclosures required under this alternative are similar to existing U.S. generally accepted accounting principles (GAAP). However, an entity that elects the accounting alternative is not required to present changes in goodwill in a tabular reconciliation. The accounting alternative, if elected, should be applied prospectively to goodwill existing as of the beginning of the period of adoption and new goodwill recognized in annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
10.1	Fixed Assets Loan Agreement with Fujian Branch of China Construction Bank dated September 4, 2014
10.2	Fixed Assets Loan Agreement with Fujian Branch of China Construction Bank dated September 24, 2014
10.3	Fixed Assets Loan Agreement with Fujian Branch of China Construction Bank dated August 1, 2014
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed herein

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

†	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: November 14, 2014	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)

