Form 10-K/A
period 2013-12-31
CHINA YIDA HOLDING, CO.
filed 2015-03-05
CIK 1091325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.2
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

FORM 10-K

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (“Amendment No. 2”) to our Annual Report on Form 10-K for the quarterly period ended December 31, 2013 (the “Original 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2014, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-K to reclassify proceeds from disposal of discontinued operations as cash flows from investing activities and to eliminate the cash flows between continuing and discontinued operations.

On January 27, 2015, our management concluded, and the Audit Committee approved the conclusion, that we previously incorrectly classified certain proceeds from disposal of discontinued operations as cash flows from financing activities and incorrectly presented the cash flows between continuing and discontinued operations without elimination.  We are therefore filing this Amendment No. 2 to correct the classification of cash flow resulted from proceeds from disposal of discontinued entity and to eliminate the cash flows between continuing and discontinued operations.

As several parts of the Original 10-K are amended and/or restated by this Amendment No. 2, for convenience, we have repeated the entire text of the Original 10-K, as amended and/or restated by this Amendment No. 2. Readers should therefore read and rely on this Amendment No. 2 in lieu of the Original 10-K.

This Amendment No. 2 also contains currently dated officer certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as amended and/or restated by this Amendment No. 2, no other changes have been made to the Original 10-K.  This Amendment No. 2 speaks as of the original filing date of the Original 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

As of December 31, 2013 and 2012, our working capital deficits were approximately $43.04 million and $2.25 million, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the years ended December 31,
	2013	2012

Net cash (used in) provided by operating activities	$(7,815,952)	$6,898,361
Net cash used in investing activities	$(66,153,077)	$(31,778,483)
Net cash provided by financing activities	$72,171,266	$22,957,679
Net cash (used in) provided by discontinued operations	$(2,480,338)	$2,767,034

Net cash used in operating activities of continuing operations was approximately $7.82 million for the year ended December 31, 2013, compared to net cash provided by operating activities of approximately $6.9 million for the year ended December 31, 2012.  The decrease of $14.72 million was primarily due to the net loss of $16.35 million for the year ended December 31, 2013 as compared to the net loss of $0.61 million for the year ended December 31, 2012.

Net cash used in investing activities of continuing operations was approximately $66.15 million for the year ended December 31, 2013, compared to approximately $31.78 million for the year ended December 31, 2012.  The increase of $34.37 million in the construction cost related to China Yang-sheng Paradise, which has been transferred to property and equipment during the year ended December 31, 2013. As of December 31, 2013, the Company has completed and paid $68,593,507 (RMB 419.26 million) for China Yang-sheng Paradise, which was slightly less than the previously estimated contract cost of $69,964,988 (RMB 427.64 million excluding interest to be capitalized).

Net cash provided by financing activities of continuing operations amounted to approximately $72.17 million for the year ended December 31, 2013, compared to approximately $22.96 million for the year ended December 31, 2012, representing an increase of approximately $49.21 million.  The increase in net cash provided by financing activities was mainly because of Proceeds from loans from related parties of $35.07 million and higher amount of bank loans obtained during the year ended December 31, 2013 .

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMEBER 31

	2013		2012
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,354,397)		$(607,187)
Net loss from discontinued operations	255,536		822,174
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operation	(999,133)		-
Depreciation	6,722,388		4,450,927
Amortization	1,844,547		2,462,049
Stock based compensation	-		36,500
Deferred tax expense	-		36,434
Amortization of financing costs	712,975		490,322
Changes in operating assets and liabilities:
Accounts receivable	(381,179)		(48,732)
Other receivables, net	(105,407)		(14,991)
Advances and prepayments	3,073		73,280
Accounts payable	508,534		(35,126)
Accrued expenses and other payables	445,721		150,180
Taxes payable	(468,610)		(917,469)
Net cash (used in) by provided continuing operations	(7,815,952)		6,898,361
Net cash (used in) provided by discontinued operations	(1,910,479)		4,316,411
Net cash (used in) provided by operating activities	(9,726,431)		11,214,772

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued entity	9,616,155		-
Additions to property and equipment	(74,670,798)		(9,651,302)
Additions to intangible asset	-		(20,927,530)
Increase in long-term prepayments for acquisition of property,equipment and land use rights	(1,098,434)		(1,199,651)
Net cash used in continuing operations	(66,153,077)		(31,778,483)
Net cash used in discontinued operations	(569,859)		(1,549,377)
Net cash used in investing activities	(66,722,936)		(33,327,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	(1,572,953)		(2,396,568)
Payment of deferred financing costs	-		(675,202)
Proceeds from short-term loans	6,457,550		3,172,941
Repayment of short-term loans	(5,650,356)		(2,538,353)
Proceeds from long-term loans	53,274,785		34,902,353
Repayment of long-term loans	(15,405,869)		(9,507,492)
Proceeds from loans from related parties	35,068,109		-
Net cash provided by continuing operations	72,171,266		22,957,679
Net cash provided by financing activities	72,171,266		22,957,679

EFFECT OF EXCHANGE RATE CHANGES ON CASH	170,866		43,556

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(4,107,234)		888,148

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,572,995	(1)	5,684,847	(3)
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$2,465,761	(2)	$6,572,995	(4)

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities in continuing operations:
Transfer from construction in progress to property and equipment	$-		$26,191,405
Transfer from advances and prepayments to intangible assets	$-		$350,610
Transfer from advances and prepayments to property and equipment	$439,629		-
Non-cash investing activities in discontinued operations:
Transfer from advances and prepayments to intangible assets	$-		$9,214,021

Cash paid during the period for:
Income tax	$133,323		$3,570,716
Interest	$9,242,530		$3,112,499

(1)	Included cash and cash equivalents from continuing and discontinued operations of $5,658,319 and $914,676, respectively.

(2)	Included cash and cash equivalents from continuing and discontinued operations of $2,415,576 and $50,185, respectively.

(3)	Included cash and cash equivalents from continuing and discontinued operations of $5,141,855 and $542,992, respectively.

(4)	Included cash and cash equivalents from continuing and discontinued operations of $5,658,319 and $914,676, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

w. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of and for the year ended December 31, 2013 to correct errors identified in the Statement of Cash Flows. The restatement corrects the following items:

(1)	To reconcile cash (used) in operating activities to net loss;
(2)	To present the reconciling item of gain on disposal of discontinued entity;
(3)	To correct the classification of cash flow resulted from proceeds from disposal of discontinued entity from financing to investing activities;
(4)	To eliminate intercompany cash flows between continuing and discontinued operations;

The restatement has no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income, and the Consolidated Statements of Equity.

The effects of the adjustments on the Company’s previously issued financial statements for the year ended December 31, 2013 are summarized as follows:

Selected Consolidation Statements of Cash Flows information for the year ended December 31, 2013

	Previously	Effect of	As
	Reported	Restatement	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(16,354,397)	$(16,354,397)
Net loss attributable to common stockholders	(16,252,182)	16,252,182	-
Loss from discontinued operations	(845,812)	1,101,348	255,536
Gain on disposal of discontinued operation	-	(999,133)	(999,133)
		.
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued entity	-	9,616,155	9,616,155
Net cash used in continuing operations	(75,769,232)	9,616,155	(66,153,077)
Net cash used in investing activities	(76,339,091)	9,616,155	(66,722,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from disposal of discontinued entity	9,616,155	(9,616,155)	-
Proceeds from Anhui Yida	2,235,257	(2,235,257)	-
Repayment to Anhui Yida	(3,837,909)	3,837,909	-
Net cash provided by continuing operations	80,184,769	(8,013,503)	72,171,266
Net cash provided by (used in) discontinued operations	1,602,653	(1,602,653)	-
Net cash provided by financing activities	81,787,422	(9,616,156)	72,171,266

Certain classifications have been made to the prior year financial statements to conform to the current year presentation.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31, 2013	December 31, 2012

Advance to employees	$125,824	$62,262
Security deposits	104,730	106,806
Other	201,643	6,463
	432,197	175,531
Less: Allowance	(21,529)	(20,874)
	$410,668	$154,657

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	December 31, 2013	December 31, 2012
Advance payments related to land use rights	$814,000	$829,812
Advance payments related to hotel facilities of Yunding resort	354,461	793,492
Advance payments related to construction cost of Great Golden Lake	52,305	55,473
Other	206,681	145,627
	1,427,447	1,824,404
Less: Allowance	(3,223)	(3,125)
	$1,424,224	$1,821,279

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

3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
3.4	Certificate of Amendment to the Certificate of Incorporation of China Yida Holding Co., a Delaware corporation (16)
3.5	Articles of Incorporation of China Yida Holding Co., a Nevada corporation (16)
3.6	Bylaws of China Yida Holding Co., a Nevada corporation (16)
3.7	Articles of Merger of China Yida Holding Co., a Nevada corporation (16)
3.8	Certificate of Merger of China Yida Holding Co., a Delaware corporation (16)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)

Exhibit Number	Description
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (14)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (14)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (14)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (14)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (14)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (14)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (14)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (14)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (14)
10.27	Cooperative agreement between us and Anhui Xingguang (14)
10.28	Lease Transfer Agreement with Xingguang (14)
10.29	Lease Agreement for Great Golden Lake (14)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (14)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (14)
10.32	Mountain and Forest Land Lease Contract with Caoxiang Village, dated July 17, 2008 and Supplement, dated July 19, 2008 (14)
10.33	Mountain and Forest Land Lease Contract with Dalu Village, dated November 20, 2008 (14)
10.34	Mountain and Forest Land Lease Contract with Hongta Village, dated November 20, 2008 (14)
10.35	Mountain and Forest Land Lease Contract with Caoxiang Village, dated November 10, 2009 (14)
10.36	Mountain and Forest Land Lease Contract with Zhangxiang Village, dated November 10, 2009 (14)
10.37	Bank Loan Agreement, dated November 18, 2011 (14)
10.38	Bank Loan Agreement, dated January 26, 2011 (14)
10.39	Bank Loan Agreement, dated October 25, 2011 (14)
10.40	Bank Loan Agreement, dated November 7, 2011 (14)
10.41	Director Agreement between the Company and Michael Marks, dated June 10, 2011 (13)
10.42	Loan agreement with China Minsheng Banking Corp, Ltd., dated April 19, 2012 (15)
10.43	Loan agreement with China Minsheng Banking Corp, Ltd., dated February 20, 2012 (16)
10.44	Loan Agreement with Fujian Haixia Bank, dated August 16, 2012 (16)
10.45	Loan Agreement with China Minsheng Banking Corp, Ltd., dated November 23, 2012 (16)
10.46	Current Capital Loan Agreement with Fujian Haixia Bank, dated October 17, 2013 (17)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (17)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2008 Development Report of Chinese Radio and Television (4)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________
* Filed herewith.

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K filed on March 29, 2012.
(13)	Previously filed as Exhibits to Form 10-K/A filed on June 4, 2012.
(14)	Previously filed as Exhibits to Form 10-K/A filed on December 19, 2012.
(15)	Previously filed as Exhibits to Form 10-Q/A filed on December 19, 2012.
(16)	Previously filed as Exhibits to Form 8-K filed on November 20, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 5, 2015	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Minhua Chen	Chief Executive Officer and Chairman	March 5, 2015
Minhua Chen	(Principal Executive Officer)

/s/ Yongxi Lin	Chief Financial Officer	March 5, 2015
Yongxi Lin	(Principal Financial Officer; Principal Accounting Officer)

/s/ Yanling Fan	Chief Operating Officer and Director	March 5, 2015
Yanling Fan

/s/ Renjiu Pei	Director	March 5, 2015
Renjiu Pei

/s/ Fucai Huang	Director	March 5, 2015
Fucai Huang

/s/ Chunyu Yin	Director	March 5, 2015
Chunyu Yin