Form 10-Q/A
period 2014-09-30
CHINA YIDA HOLDING, CO.
filed 2015-03-05
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (the “Original 10-Q”), filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2014, is to restate our company’s unaudited financial statements and related disclosures (including, without limitation, those contained under Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) contained in the Original 10-Q to reclassify proceeds from disposal of discontinued operations as cash flows from investing activities and to eliminate the cash flows between continuing and discontinued operations.

On January 27, 2015, our management concluded, and the Audit Committee approved the conclusion, that we previously incorrectly classified certain proceeds from disposal of discontinued operations as cash flows from financing activities and incorrectly presented the cash flows between continuing and discontinued operations without elimination. We are therefore filing this Amendment No. 1 to correct the classification of cash flow resulted from proceeds from disposal of discontinued entity and to eliminate the cash flows between continuing and discontinued operations.

As several parts of the Original 10-Q are amended and/or restated by this Amendment No. 1, for convenience, we have repeated the entire text of the Original 10-Q, as amended and/or restated by this Amendment No. 1. Readers should therefore read and rely on this Amendment No. 1 in lieu of the Original 10-Q.

This Amendment No. 1 also contains currently dated officer certifications as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as amended and/or restated by this Amendment No. 1, no other changes have been made to the Original 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Original 10-Q and does not reflect events that may have occurred subsequent to such original filing date.

PART 1 -FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2

Consolidated Statements of Income and Comprehensive Income for the nine months and three months ended September 30, 2014 and 2013	3

Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4

Notes to the Consolidated Financial Statements	5 - 31

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$5,981,829	$2,157,738
Accounts receivable	700,376	571,637
Other receivables, net	211,150	268,835
Advances and prepayments	1,704,112	1,361,194
Prepayment - current portion	844,664	659,050
Current assets of discontinued operations	-	587,329
Total current assets	9,442,131	5,605,783

Property and equipment, net	183,141,620	182,719,628
Intangible assets, net	46,614,410	47,837,641
Long-term prepayments	2,147,440	2,707,374
Non-current assets of discontinued operations	-	37,730,857
Total assets	$241,345,601	$276,601,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$4,549,369	$2,454,108
Long-term debt, current portion	1,218,581	6,871,502
Accounts payable	640,709	565,694
Accrued expenses and other payables	1,598,877	1,019,391
Due to related parties	41,855,609	35,596,962
Taxes payable	55,790	27,895
Current liabilities of discontinued operations	-	2,110,055
Total current liabilities	49,918,935	48,645,607

Long-term debt	76,283,166	78,531,462
Non-current liabilities of discontinued operations	-	8,135,018
Total liabilities	126,202,101	135,312,087

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	17,249,950	18,388,750
Retained earnings	46,176,600	71,183,496
Statutory reserve	2,549,330	2,549,330
Total equity	115,143,500	141,289,196
Total liabilities and equity	$241,345,601	$276,601,283

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

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended September 30,
	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,006,896)	$(9,657,008)
Loss from discontinued operations	616,732	782,692
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operation	6,510,630	(999,133)
Depreciation	6,412,392	3,090,269
Amortization	893,871	1,355,439
Amortization of financing costs	-	111,976
Noncontrolling interest	-	(102,215)
Changes in operating assets and liabilities:
Accounts receivable	(132,831)	(398,206)
Other receivables, net	28,156	(2,031,734)
Advances and prepayments	(352,702)	(3,573,044)
Accounts payable	79,007	98,765
Accrued expenses and other payables	587,164	3,247,724
Taxes payable	55,851	(444,929)
Net cash used in continuing operations	(10,308,625)	(8,519,404)
Net cash provided by (used in) discontinued operations	675,366	(1,093,625)
Net cash used in operating activities	(9,633,259)	(9,613,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from disposal of discontinued entities	35,570,385	9,616,155
Additions to property and equipment	(8,097,950)	(71,652,052)
Change in long-term prepayments for acquisition of property, equipment and land use rights	351,457	(304,269)
Net cash provided by (used in) continuing operations	27,823,892	(62,340,166)
Net cash provided by (used in) discontinued operations	471,410	(480,122)
Net cash provided by (used in) investing activities	28,295,302	(62,820,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	-	(1,567,134)
Proceeds from short-term loans	4,554,327	4,021,038
Repayment of short-term loans	(2,439,818)	(1,608,415)
Proceeds from long-term loans	40,175,667	53,077,703
Repayment of long-term loans	(47,495,120)	(12,223,956)
Proceeds from loans from related parties	6,483,770	27,117,207
Net cash (used in) provided by continuing operations	1,278,826	68,816,442
Net cash used in discontinued operations	(16,196,038)	(999,514)
Net cash (used in) provided by financing activities	(14,917,212)	67,816,928

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(174,502)	88,662

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,570,329	(4,527,727)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,415,575 (1)	6,572,994 (3)
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$5,985,904 (2)	$2,045,267 (4)

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from construction in progress to property and equipment	$-	$70,772,638

Cash paid during the period for:
Income tax	$-	$525,184
Interest	$6,404,999	$5,248,955

(1)	Included cash and cash equivalents from continuing and discontinued operations of $2,157,738 and $257,837, respectively.

(2)	Included cash and cash equivalents from continuing and discontinued operations of $5,981,829 and $4,075, respectively.

(3)	Included cash and cash equivalents from continuing and discontinued operations of $3,542,459 and $3,030,535, respectively.

(4)	Included cash and cash equivalents from continuing and discontinued operations of $1,306,390 and $738,877, respectively.

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

w. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2014 to correct errors identified in the Statement of Cash Flows. The restatement corrects the classification of cash flow resulted from proceeds from disposal of discontinued entity and eliminates the cash flows between continuing and discontinued operations. The restatement has no impact on the Company’s Consolidated Balance Sheets or Consolidated Statements of Income and Comprehensive Income.

The effects of the adjustments on the Company’s previously issued financial statements for the nine months ended September 30, 2014 are summarized as follows:

Selected Consolidation Statements of Cash Flows information for the nine months ended September 30, 2014.

	Previously	Effect of	As
	Reported	Restatement	Restated
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued entity	$-	$35,570,385	$35,570,385
Net cash provided by (used in) continuing operations	(7,746,493)	35,570,385	27,823,892
Net cash provided by (used in) investing activities	(7,275,083)	35,570,385	28,295,302

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from disposal of discontinued entity	35,570,385	(35,570,385)	-
Proceeds from discontinued entities	23,480,855	(23,480,855)	-
Repayment to discontinued entities	(38,277,859)	38,277,859	-
Net cash provided by continuing operations	22,052,207	(20,773,381)	1,278,826
Net cash used in discontinued operations	(1,399,034)	(14,797,004)	(16,196,038)
Net cash provided by (used in) financing activities	20,653,173	(35,570,385)	(14,917,212)

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

As of September 30, 2014 and December 31, 2013, our working capital deficits were approximately $40.48 million and $43.04 million, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities of continuing operations	$(10,308,625)	$(8,519,404)
Net cash provided by (used in) investing activities of continuing operations	$27,823,892	$(62,340,166)
Net cash (used in) provided by financing activities of continuing operations	$1,278,826	$68,816,442
Net cash used in discontinued operations	$(15,049,262)	$(2,573,261)

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

Net cash provided by investing activities of continuing operations was approximately $27.82 million for the nine months ended September 30, 2014, compared to the net cash used in investing activities of continuing operations of approximately $62.34 million for the nine months ended September 30, 2013.  The increase of approximately $90.16 million was primarily due to the decrease of $45.61 million in the construction cost related to China Yang-sheng Paradise which had been completed during the year ended December 31, 2013 and the proceeds from disposal of Fujian Jintai of approximately $35.57 million during the nine months ended September 30, 2014.

Net cash provided by financing activities of continuing operations amounted to approximately $1.28 million for the nine months ended September 30, 2014, compared to the net cash provided by financing activities of continuing operations of approximately $68.82 million for the nine months ended September 30, 2013, representing a decrease of approximately $67.54 million.  The decrease in net cash provided by financing activities was mainly because the net repayment of bank loans was $5.2 million (total repayment of loans of $49.93 million netting total proceeds from loans of $44.73 million off) during the nine months ended September 30, 2014 as compared to the net proceeds from bank loans was of $43.27 million (total proceeds from loans of $57.1 million netting total repayment of loans of $13.83 million off) during the nine months ended September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
10.1	Fixed Assets Loan Agreement with Fujian Branch of China Construction Bank dated September 4, 2014*
10.2	Fixed Assets Loan Agreement with Fujian Branch of China Construction Bank dated September 24, 2014*
10.3	Fixed Assets Loan Agreement with Fujian Branch of China Construction Bank dated August 1, 2014*
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	Filed with the Original 10-Q.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

†	Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

