Form 10-K
period 2014-12-31
CHINA YIDA HOLDING, CO.
filed 2015-03-31
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on NASDAQ Capital Market exchange on such date was $5.6 million.

The number of shares outstanding of the registrant’s common stock as of March 20, 2015 was 3,914,580 shares.

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

PART I

ITEM 1. BUSINESS.

Corporate Overview

We, together with our subsidiaries, operate various tourist destinations in Fujian and Jiangxi provinces in the People’s Republic of China. We develop, operate, manage and market tourist destinations, including natural, cultural, and historical tourist destinations and theme parks. We also create/design and construct new tourist concepts, attractions and properties.

We currently have three destinations that are open to the public: (i) Yunding Recreational Park (a large-scale recreational park, or the “Yunding Park”) in Yongtai County, Fujian, and (ii) Hua’An Tulou Cluster (the “Earth Buildings” or “Tulou,” part of Fujian Tulou – a World Cultural Heritage Site granted by UNESCO) in Hua’An County, Fujian, and (iii) the China Yang-sheng (Nourishing Life) Paradise (“Yang-sheng Paradise”), a theme park style destination featuring a rare salt water hot spring located in Zhangshu, Jiangxi. We also currently have one destination that is under construction, the City of Caves (“City of Caves”), an underground natural attraction located in Xinyu, Jiangxi.

In 2011, we started to construct and develop Yunding Park’s second phase of construction and new tourism projects, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province. The construction was in line with our schedule. We completed the second phase of construction of Yunding Park by the end of 2012. We completed the first phase construction of Yang-sheng Paradise and opened it to the public for trial in October, 2013. We started the first phase construction of City of Caves in 2014 and expect to open it to the public by the 2nd quarter of 2015.

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

On November 19, 2007, we entered into a share exchange and stock purchase agreement with Keenway Limited, Hong Kong Yi Tat, and the then shareholders of Keenway Limited, including Minhua Chen, Yanling Fan, Xinchen Zhang, Extra Profit International Limited, and Lucky Glory International Limited (collectively, the “Keenway Limited Shareholders”), pursuant to which in exchange for all of their shares of Keenway Limited common stock, the Keenway Limited Shareholders received 18,180,649 newly issued shares (or 90,903,246 shares prior to the reverse stock split on November 16, 2012) of our common stock and 728,359 shares (or 3,641,796 shares prior to the reverse stock split on November 16, 2012) of our common stock which were transferred from some of our then existing shareholders (the “Reverse Merger”). As a result of the closing of the Reverse Merger, the Keenway Limited Shareholders owned approximately 94.5% of our then issued and outstanding shares on a fully diluted basis and Keenway Limited became our wholly owned subsidiary.

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

On August 26, 2014, Hong Kong Yi Tat entered into a certain share transfer agreement with Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd. (the “Fujian Taining”), an unrelated party, pursuant to which Hong Kong Yi Tat sold 100% of its equity interest in Fujian Jintai Tourism to Fujiang Taining for a price of RMB 228,801,359, or approximately $37 million.

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

Our Wholly Foreign Owned Enterprises

We have two wholly foreign owned Enterprises. Fujian Yida Tulou Tourism Co., Ltd. and Yida (Fujian) Tourism Group, Ltd.

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

Our Products, Services and Customers

Advertisement

FETV

FETV, owned by the Fujian Education TV Station, is a provincial comprehensive entertainment television channel .

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

Certain PRC regulations promulgated by the State Administration for Radio, Film and Television which bans certain television and radio advertisements, has had a negative effect on our advertisement business model and a significant number of clients had discontinued their agreements with us. As a result of these regulations, our revenues from the advertising business had declined significantly. Therefore, when the Management Agreement with FETV expired in July 2013, we did not renew the Management Agreement and discontinued the FETV operations.

Railway Media

In February 2009, our wholly owned subsidiary, Fuzhou Fuyu Advertising Co., Ltd., entered into a six-year exclusive agreement with China’s Railway Media Center to create “Journey through China on the Train” infomercial programs, pursuant to which we would produce 20 minute monthly episodes focused on tourist destinations around China and travel ideas and tips with product placement advertisements. We were obligated to pay an annual fee of approximately $46,154 or RMB 300,000 to Railway Media Center for the first three years and approximately $53,846 or RMB 350,000 for the second three years. The Company lost all the clients since the railway program was broadcasted manually by train attendants and was generally not broadcasted. We had no control over the frequency of program broadcasting. We terminated “Journey through China on the Train” program in March of 2013.

Tourism

The Great Golden Lake

As discussed above, we sold our equity interest in Fujian Jintai Tourism to an unrelated party in August 2014. Therefore, we no longer operate the Great Golden Lake destination.

Yunding Park

On November 27, 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtai government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. As of December 31, 2014, we have invested approximately $83.5 million to build the tourism, transportation and entertainment facilities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida was responsible for the development and operations of Yunding Park. Now we have completed the second phase of Yunding Park. Yunding Resort Management will be responsible for the management services of Yunding Park. We generate revenue from entrance fees, cable cars, restaurants, lodgings and entertainment activities.

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

Yunding Park opened to the public on September 28, 2010. In 2014, we had total gross ticket sales of 20.4 million RMB ($3.32 million USD) as compared to 21.2 million RMB ($3.47 million USD) in 2013. In 2014, we had 308,000 visitors to Yunding Park as compared to 259,000 visitors in 2013. The gross ticket sales decreased 3.7% despite the increased number of visitors because we had to provide deeper ticket discount among the strong competition.

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

In 2014, Hua’an Tulou Cluster had 57,000 visitors, an increase of 7%, and gross ticket sales of approximately $400,000 USD, a decrease of 5% as compared to 2013, and we paid the Hua’an County government $56,896 USD. We are facing strong competition among the homogeneous tourism destinations such as Nanjing Tulou Cluster and Yongding Tulou Cluster. The gross ticket sales decreased 5% despite the increased number of visitors because we had to provide deeper ticket discount among the strong consumption and the tourist consumption was also decreased. We expect this trend to continue in the future.

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

On June 3, 2013, Fujian Yida entered into a stock transfer agreement with Anhui Xingguang pursuant to which Fujian Yida transferred its 60% interest in Anhui Yida to Anhui Xingguang for RMB 60 million, or $9.72 million. Anhui Xingguang also assumed all the assets and liabilities of Anhui Yida.

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

In 2014, Yang-sheng Paradise had 94,300 visitors and a gross ticket sales of $1.2 million.

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

The Company has completed the construction of the first phase, mainly composed of Altair Cave and Vega Cave, and plan to start trial operation by the 2nd quarter of 2015. The second phase includes the Hanmao Cave Cluster and the third phase will include the tourism resources of Dagang Mountain. Investment budget for each of the three phases is RMB100 million ($14.7 million), with a total budget of RMB300 million ($44.1 million). The City of Caves will attract tourists who are visiting the several nearby world-class tourism destinations, including Sanqing Mountain, Longhu Mountain, Jinggang Mountain, and Lu Mountain, all of which are famous and popular attractions in China. In addition, the Project is approximately a one-hour drive from China Yida's Yang-sheng Paradise, which means the Company can integrate the resources of the two projects and launch a very cost-effective and powerful integrated marketing campaign. The Project will be designed to provide comprehensive cultural background and will feature a high level of interaction between natural views and entertainment experiences, as compared to simple sightseeing of peer caves. We formed a limited liability company and committed RMB 60 million (approximately $9 million) of capital investment. As of December 31, 2014, the Company has paid RMB 131.6 million (approximately $21.5 million) for the construction of The City of Caves.

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

The City of Caves did not have any visitors in 2014 because this site has not officially opened to the public due to lack of construction funds and unexpected storm in 2014. We expect to open it to the public for trial by the 2nd quarter of 2015.

Marketing and Distribution Methods of Products and Services

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

Industry and Competitive Factors

New competitors are entering into the tourism industry at a record pace. Competition is increasing and it is beginning to become difficult to gain market share and grow. There are, however, certain factors that we believe will be critical for our growth:

1. maintaining its leading management position by monitoring and making timely adjustment to tourism market changes; and

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

The principal regulations governing our tourism businesses tourism include:

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

Employees

As of March 2015, we have a total of 656 full-time employees, including 22 executive officers and senior management.

ITEM 1A. RISK FACTORS.

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Our Business

The substantial and continuing net losses, and significant on-going working capital deficit incurred in the past few years, may require us to change our business plan or even may cause us not to be able to continue our operations if sufficient funding and/or additional cash from revenues is not realized. These matters raised substantial doubt about the Company’s ability to continue as a going concern.

We have incurred net losses of $29,281,114 and $16,354,397 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, our working capital deficits were $35.89 million and $43.04 million, respectively. Our independent auditors have indicated in its audit report for fiscal year 2014 that these matters raised substantial doubt about our ability to continue as a going concern.

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

We may not be able to execute our business plan for the tourism operations.

In 2013, we discontinued the advertisement operations as we lost a significant number of our clients due to changes in certain PRC regulations. We may make changes to our tourism business in case of competition and regulatory environment changes. We may not be able to adjust our business strategy in response to fluctuation in microeconomic condition and regulatory environment which may lead to deviation or abandonment of our business plan.

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

We expanded our business in 2010 by acquiring the operation rights of additional tourist attractions under various agreements, including the City of Caves, Yang-sheng Paradise, Ming Dynasty Entertainment World and FETV. Since 2008, we have entered various agreements for Yongtai Beixi and Jiezhukou Lake, Hua’an Tulou, and Yang-sheng Paradise. Our continuous business development plan is based on a further expansion of our tourism operation and acquisition of additional tourist attractions. There is inherent risks and uncertainties involved throughout these stages of development. There is no assurance that we will be successful in continuously expanding our media operations or acquiring additional tourist attractions, or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement these further development strategies, our business operations and financial performance may be adversely affected.

Tourism is a competitive business which could adversely affect our financial performance.

We operate in a competitive environment and have to compete with other tourist destinations in order to attract visitors. In order to be successful in attracting visitors or customers we may be forced to lower prices or spend more money on advertising to continue to compete with our competitors. These competitive measures may result in lower net income.

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

There are significant uncertainties under the Draft Foreign Investment Law relating to the status of businesses in China controlled by foreign invested enterprises primarily through contractual arrangements, such as our business.

On January 19, 2015, MOFCOM published a draft of the PRC Law on Foreign Investment (Draft for Comment), or the Draft Foreign Investment Law, which is open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the Draft Foreign Investment Law, or the Explanatory Note, which contains important information about the Draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The Draft FIL utilizes the concept of “actual control” for determining whether an entity is considered to be a foreign-invested enterprise, and defines “control” broadly to include, among other things, voting or board control through contractual arrangements.

The Draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed Draft Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” Because the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment. The Draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIE’s operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements. It states that entities established in China but controlled by foreign investors will be treated as foreign-invested enterprises, while entities set up outside of China which are controlled by PRC persons or entities, would be treated as domestic enterprises after completion of market entry procedures.

There is substantial uncertainty regarding the Draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption and effective date of the final form of the law. While such uncertainty exists, we cannot assure you that the new foreign investment law, when it is adopted and becomes effective, will not have a material and adverse effect on our ability to conduct our business through our contractual arrangements.

If the ministry of finance and commerce, or MOFCOM, China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency, determines that MOFCOM and CSRC approval of our merger was required or if other regulatory obligations are imposed upon us, we may incur sanctions, penalties or additional costs which would damage our business.

On August 8, 2006, six PRC regulatory agencies, including the MOFCOM and the CSRC, promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors, or the M&A Rules, regulations with respect to the mergers and acquisitions of domestic enterprises by foreign investors that became effective on September 8, 2006. Article 11 of the M&A Rules requires PRC companies, enterprises or natural persons to obtain MOFCOM approval in order to effectuate mergers or acquisitions between PRC companies and foreign companies legally established or controlled by such PRC companies, enterprises or natural persons. Article 40 of the M&A Rules requires that an offshore special purpose vehicle formed for overseas listing purposes and controlled directly or indirectly by PRC companies or individuals should obtain the approval of the CSRC prior to the listing and trading of such offshore special purpose vehicle’s securities on an overseas stock exchange, especially in the event that the offshore special purpose vehicle acquires shares of or equity interests in the PRC companies in exchange for the shares of offshore companies. On September 21, 2006, the CSRC published on its official website procedures and filing requirements for offshore special purpose vehicles seeking CSRC approval of their overseas listings.

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

The M&A Regulations establish more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisition in China.

The M&A Regulations establish additional procedures and requirements that could make some acquisitions of PRC companies by foreign investors, such as ours, more time-consuming and complex, including requirements in some instances that the approval of the Ministry of Commerce shall be required for transactions involving the shares of an offshore listed company being used as the acquisition consideration by foreign investors. In the future, we may grow our business in part by acquiring complementary businesses. Complying with the requirements of the M&A Regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

Regulations relating to offshore investment activities by PRC residents may limit our ability to acquire PRC companies and could adversely affect our business.

In July 2014, SAFE promulgated the Circular on Issues Concerning Foreign Exchange Administration Over the Overseas Investment and Financing and Roundtrip Investment by Domestic Residents Via Special Purpose Vehicles, or Circular 37, which replaced Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment through Offshore Special Purpose Vehicles, or Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, referred to in Circular 37 as a “special purpose vehicle” for the purpose of holding domestic or offshore assets or interests. Circular 37 further requires amendment to a PRC resident’s registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease in the capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under these regulations, PRC residents’ failure to comply with specified registration procedures may result in restrictions being imposed on the foreign exchange activities of the relevant PRC entity, including the payment of dividends and other distributions to its offshore parent, as well as restrictions on capital inflows from the offshore entity to the PRC entity, including restrictions on its ability to contribute additional capital to its PRC subsidiaries. Further, failure to comply with the SAFE registration requirements could result in penalties under PRC law for evasion of foreign exchange regulations.

As Circular 37 is newly-issued, it is unclear how these regulations will be interpreted and implemented. In addition, different local SAFE branches may have different views and procedures as to the interpretation and implementation of the SAFE regulations, and it may be difficult for our ultimate shareholders or beneficial owners who are PRC residents to provide sufficient supporting documents required by the SAFE or to complete the required registration with the SAFE in a timely manner, or at all. Any failure by any of our shareholders who is a PRC resident, or is controlled by a PRC resident, to comply with relevant requirements under these regulations could subject us to fines or sanctions imposed by the PRC government, including restrictions on WFOE’s ability to pay dividends or make distributions to us and on our ability to increase our investment in the WFOE.

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

There have been recent outbreaks of contagious disease such as bird flu (avian influenza), caused by the H7N9 virus, in certain parts of China, where all of our facilities are located and where all of our sales occur. Our business is dependent upon our ability to attract a large volume of visitors to our tourism destinations, and an outbreak of widespread public health problem in China, could have a negative effect on our operations. Any such outbreak could have an impact on our operations as a result of:

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

As of December 31, 2014, summaries and analysis of the property rights of each tourist destination are as follows:

	Land Use Rights	Management Rights
City of Caves	Yes-approximately 10 acres, we are in the process of obtaining more land use right	Yes
Yang-sheng Paradise	Yes – approximately 132 acres. We are in the process of obtaining more land use right.	Yes
Great Golden Lake	No.	Yes
Hua’an Tulou	No.	Yes
Yunding Park	Yes - approximately 32 acres	Yes

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, and City of Caves destinations. By the end of 2014, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park and 132 acres of land use rights (no ownership) for Yang-sheng Paradise. We expect to be able to obtain all the rights within three years. The cost of the land will vary depending on the location. We expect the cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre. The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by classifying the land as for industrial use or commercial use, when possible. However, it is uncertain as to how the PRC government will classify the land.

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

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)
December 31, 2014	3.05	2.22
September 30, 2014	4.20	3.03
June 30, 2014	4.24	2.67
March 31, 2014	7.24	3.13

December 31, 2013	6.90	2.57
September 30, 2013	9.40	4.00
June 30, 2013	4.23	4.00
March 31, 2013	4.27	3.29

Holders

At March 20, 2015, there were approximately 206 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

ITEM 6. SELECTED FINANCIAL DATA.

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

We currently operate Hua’An Tulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (which is certified as a World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers, and China Yang-Sheng Paradise. As of December 31, 2014, through our wholly owned subsidiaries in China, we have entered into two cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, and (ii) the Fenyi County, Xinyu City, Jiangxi Province Government. Under these agreements, we have obtained the right to invest in the construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Yang-sheng Paradise”) (including the projects: (a) Salt Water Hot Spring SPA & Health Center, (b) Yang-sheng Holiday Resort, (c) World Yang-sheng Cultural Museum, (d) International Camphor Tree Garden, (e) Chinese Medicine and Herb Museum, (f) Yang-sheng Sports Club, (g) Old Town of Chinese Traditional Medicine, and (h) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”).

Advertising business had been our primary source of revenue prior to January 2013 because the tourism business experienced serious disruptions from flooding and severe weather while the new advertisement regulatory restriction was not enforced by the local government. Our tourism business has become the primary source of our revenue since first quarter of 2013 as we discontinued the advertising business during the first quarter of 2013. The revenue from advertising has ceased as the new advertisement regulatory restrictions are enforced. The revenue from tourism has been increasing. However, any increase in tourism revenue will depend on the recovery of Great Golden Lake from flooding and the progress we make in developing our existing and new projects in our other tourist destinations. Our tourism business is seasonal, although we have visitors to our parks throughout the year. In 2015, we will continue to develop and construct the new Jiangxi projects i.e. the second phase construction of Yang-sheng Paradise and the City of Caves. As of December 31, 2014, the first phase of City of Caves in Jiangxi had been completed and is expected to open in the second quarter of 2015.

Factors Affecting Our Performance

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

Discontinued Operations

On June 3, 2013, Yida (Fujian) Tourism Group Limited. (“Fujian Yida”), our subsidiary, entered into a stock transfer agreement with Anhui Xingguang Investment Group Ltd (“Anhui Xingguang”), pursuant to which Fujian Yida transferred its 60% interest in Anhui Yida Tourism Development Co. Ltd. (“Anhui Yida”) to Anhui Xingguang for RMB 60 million, or $9.72 million. Anhui Xingguang also assumed all the assets and liabilities of Anhui Yida.

On August 26, 2014, Hong Kong Yi Tat entered into a certain share transfer agreement with Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd. (the “Fujian Tainingr”), pursuant to which Hong Kong Yi Tat sold 100% of its equity interest in Fujian Jintai to the Purchaser for a price of RMB 228,801,359, or approximately $37 million.

Net loss from the discontinued operations was $616,732 and $643,355 for the years ended December 31, 2014 and 2013, respectively.

As a result of the share transactions described above, the Results of Operation set forth below does not reflect the operations for Fujian Jintai, Anhui Yida and its wholly owned subsidiaries: Bengbu (Yida) Real Estate Development Co., Ltd. (“Bengbu Yida”) and Bengbu (Yida) Investment Co., Ltd. (“Bengbu Investment”). The results of operations of Fujian jintai, Anhui Yida and its subsidiaries have been presented as discontinued operations. Therefore, management’s discussion and analysis set forth herein below are based on the results of continuing operations.

Results of Operations

Results of Operations for the years ended December 31, 2014 and 2013

Prior to July 2013, the Company was organized into two main business segments, tourism and advertisement. The following table presents a summary of operating information for the years ended December 31, 2014 and 2013:

(All amounts, other than	For The Years Ended		Increase/ (Decrease)	Increase/ (Decrease)
percentage, in U.S.	December 31,		U.S. Dollar	Percentage
Dollar)	2014	2013	($)	(%)
Net revenue
Advertisement	$-	$2,910,612	$(2,910,612)	(100.00)
Tourism	13,124,152	9,457,821	3,666,331	38.77
Total net revenue	13,124,152	12,368,433	755,719	6.11

Cost of revenue
Advertisement	-	2,045,765	(2,045,765)	(100.00)
Tourism	9,053,904	4,214,436	4,839,468	114.83
Total cost of revenue	9,053,904	6,260,201	2,793,703	44.63

Gross profit	4,070,248	6,108,232	(2,037,984)	(33.36)

Selling expenses	10,037,292	9,582,502	454,790	4.75
General and administrative expenses	7,595,484	7,527,230	68,254	0.91
Loss from operations	(13,562,528)	(11,001,500)	(2,561,028)	23.28
Other expense, net	(394,144)	(119,700)	(274,444)	229.28
Interest income	10,672	82,821	(72,149)	(87.11)
Interest expense	(8,207,752)	(5,538,473)	(2,669,279)	48.20
Less: Provision for income tax	-	133,323	(133,323)	(100.00)
Net loss from continuing operations	(22,153,752)	(16,710,175)	(5,443,577)	32.58
Net (loss) income from discontinued operations	(7,127,362)	355,778	(7,483,140)	(2103.32)

Net loss	(29,281,114)	(16,354,397)	(12,926,717)	79.04
Net loss attributable to non-controlling interest:	-	102,215	(102,215)	(100.00)
Net loss attributable to China Yida Holding Co.	$(29,281,114)	$(16,252,182)	$(13,028,932)	80.17

Net Revenue

Net revenue from continuing operations increased by approximately $0.75 million or approximately 6.11%, from approximately $12.37 million for the year ended December 31, 2013 to approximately $13.12 million for the year ended December 31, 2014. The increase in net revenue was primarily due to the increase in the revenue from tourism revenue which was partially offset by the decrease in advertisement revenue.

Advertisement

Advertisement revenue decreased by approximately $2.91 million or 100%, from approximately $2.91 million for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. The decrease was caused by the termination of the advertisement business in 2013.

We generated no sales from the “Journey through China on the Train” program for the year ended December 31, 2014 as compared to approximately $0.06 million for the year ended December 31, 2013. The Company lost all its advertising clients since the railway program was broadcasted manually by train attendants and we had no control over the frequency of program broadcasting. We terminated “Journey through China on the Train” program in March 2013.

Tourism

Tourism revenue increased by approximately $3.66 million or approximately 38.77% from approximately $9.46 million for the year ended December 31, 2013 to approximately $13.12 million for the year ended December 31, 2014, including approximately $10.29 million from Yunding Park, an increase of $1.65 million or 19%, $0.63 million from Hua’an Tulou, a decrease of $0.05 million or 7%, and $2.20 million from China Yang-sheng paradise, an increase of $2.06 million or 1471%, for the year ended December 31, 2014, as compared to the same period in 2013. The primary sources of the revenues are ticket sales, tour shuttle bus fees, accommodation and sales from restaurants. The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise, the newly opened tourism destinations, and Yunding Park due to effective marketing promotion activities and advertisement that led to an increase in number of tourists. We provided deeper ticket discount due to the fierce competition among the destinations and the decreased tourist consumption had also decreased. The gross revenue increased due to the increase in the number of tourists attracted by the reduced ticket fee. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $2.79 million or approximately 44.63%, from approximately $6.26 million for the year ended December 31, 2013 to approximately $9.05 million for the year ended December 31, 2014. The increase in cost of revenue was primarily due to the increase in cost of revenue of tourism, partially offset by a decrease in cost of revenue of advertisement.

Advertisement

Cost of revenue from advertisement decreased by approximately $2.05 million or 100%, from approximately $2.05 million for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. As we terminated advertisement business in 2013, there was no cost incurred with for the year ended December 31, 2014.

Tourism

Cost of revenue from tourism increased by approximately $4.84 million or approximately 114.83%, from approximately $4.21 million for the year ended December 31, 2013 to approximately $9.05 million for the year ended December 31, 2014. The increase was primarily due to the increase in tourists at China Yang-sheng paradise , and the increase of depreciation cost for the construction completed in China Yang-sheng paradise during the year of 2013.

Gross profit

Gross profit decreased approximately $2.04 million, or approximately 33.36%, from approximately $6.11 million for the year ended December 31, 2013 to $4.07 million for the year ended December 31, 2014. Our gross margin was approximately 31.01% for the year ended December 31, 2014, compared to gross profit margin of approximately 49.39% for the year ended December 31, 2013, representing a decrease of approximately18 percentage points.

Advertisement

Gross profit from advertisement decreased by approximately $0.86 million, or 100%, from approximately $0.86 million for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. Gross margin from advertisement was 0% for the year ended December 31, 2014, compared to approximately 29.71% for the year ended December 31, 2013. The decrease was because of the termination of our advertisement business in 2013.

Tourism

Gross profit from tourism decreased approximately $1.17 million, or approximately 22.37%, from approximately $5.24 million for the year ended December 31, 2013 to approximately $4.07 million for the year ended December 31, 2014. Our gross margin from tourism was approximately 31.01% for the year ended December 31, 2014, compared to gross profit margin of approximately 55.44% for the year ended December 31, 2013. The decrease of gross margin was primarily attributable to the increase of the cost of revenue in connection to the increase in sales activities at China Yang-sheng paradise, and the increase of depreciation cost for the construction completed in China Yang-sheng paradise during the year of 2013.

Selling Expenses

Selling expenses were approximately $10.04 million for the year ended December 31, 2014, compared to approximately $9.58 million for the year ended December 31, 2013, which represents an increase of approximately $0.46 million, or approximately 4.75%. The increase in selling expense was primarily due to the increase in variable costs and advertisement expenses at China Yang-sheng paradise during the year ended December 31, 2014.

General and Administrative Expenses

General and administrative expenses were approximately $7.60 million for the year ended December 31, 2014, compared to approximately $7.53 million for the year ended December 31, 2013, which represents an increase of approximately $0.07 million, or approximately 0.91%. This slight increase was due to the increase of administrative expenses for the operation of China Yang-sheng paradise, City of Caves, and Yunding Park during the year ended December 31, 2014.

Interest expense.

Interest expense was approximately $8.21 million for the year ended December 31, 2014, representing an increase of approximately $2.67 million or approximately 48.2%, compared to the approximately $5.54 million for the year ended December 31, 2013. The increase in interest expense was primarily because part of the interest expense for the year ended December 31, 2013 was capitalized as part of construction in progress.

Income Tax

Income tax was $0 for the year ended December 31, 2014, representing a decrease of approximately $0.13 million or 100%, compared to the approximately $0.13 million income tax for the year ended December 31, 2013. The decrease was due to the income from tourism was negative in 2014 and we did not generate any revenue from our advertising business in 2014, while the income tax of 2013 was resulted from our income from advertising business.

Net Loss

As a result of the above factors, we have net loss of approximately $29.28 million for the year ended December 31, 2014 as compared to net loss of approximately $16.35 million for the year ended December 31, 2013, representing an increase of loss of approximately $12.93 million or approximately 79.08%. The increase of loss was primarily attributable to the decrease in advertisement revenue due to the termination of our advertisement business in July 2013, the increase in cost of revenue and general and administrative expenses in connection with the operation of China Yang-sheng paradise for the year ended December 31, 2014 as compared with that for the year ended December 31, 2013.

Liquidity and Capital Resources

Our principal source of liquidity during the year ended December 31, 2014 was the proceeds from disposal of Fujian Jintai.

As of December 31, 2014, we had cash and cash equivalents of approximately $0.96 million as compared to approximately $2.16 million as of December 31, 2013, representing a decrease of $1.2 million. Our principal source of liquidity during the year ended December 31, 2014 was proceeds from disposal of Fujian Jintai of approximately $35.57 million.

As of December 31, 2014 and 2013, our working capital deficits were approximately $35.89 million and $43.04 million, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For the years ended December 31,
	2014	2013

Net cash used in operating activities of continuing operations	$(11,114,907)	$(9,426,342)
Net cash provided by (used in) investing activities of continuing operations	$27,825,916	$(66,170,882)
Net cash (used in) provided by financing activities of continuing operations	$(2,957,250)	$74,290,727
Net cash used in discontinued operations	$(15,019,128)	$(2,971,600)

Net cash used in operating activities of continuing operations was approximately $11.11 million for the year ended December 31, 2014, compared to approximately $9.43 million for the year ended December 31, 2013. The decrease of $1.68 million was primarily due to the net loss of $29.28 million for the year ended December 31, 2014 as compared to the net loss of $16.35 million for the year ended December 31, 2013.

Net cash provided by investing activities of continuing operations was approximately $27.83 million for the year ended December 31, 2014, compared to the net cash used in investing activities of continuing operations of approximately $66.17 million for the year ended December 31, 2013. The increase of approximately $94 million was primarily due to the decrease of $64.32 million of cash used in construction cost, and the increase of proceeds from disposal of discontinued entities  of approximately $25.95 million. The cash used in construction related to China Yang-sheng paradise in year 2013 was approximately $71.09 million while the net cash used in construction related to City of Caves in year 2014 was approximately $6.77 million. In 2013, the proceeds from disposal of Anhui Yida and its subsidiaries were approximately $9.62 million, while the proceeds from disposal of Jintai in 2014 were approximately $35.57 million.

Net cash used in financing activities of continuing operations amounted to approximately $2.96 million for the year ended December 31, 2014, compared to the net cash provided by financing activities of continuing operations of approximately $74.29 million for the year ended December 31, 2013, representing a decrease of approximately $77.25 million. The decrease in net cash provided by financing activities was mainly because the decrease of $39.87 million in net proceeds from bank loans from $40.68 million (total proceeds from loans of $59.73 million netting total repayment of loans of $19.05 million off) during the year ended December 31, 2013 to $0.81 million (total proceeds from loans of $53.36 million netting total repayment of loans of $52.55 million off) during the year ended December 31, 2014.

Bank loans

As of December 31, 2014, the Company had seven bank loans from three institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $1.95 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 9.6% per annum, and is due on June 20, 2015.

2.	A loan for approximately $37.45 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $13,026,982 (RMB 80,000,000) and $24,425,592 (RMB 150,000,000) will be due in each twelve-month period as of December 31, 2018 and 2019, respectively. It is secured by the land use right of Jiangxi Zhangshu, and collateralized by the personal guarantees by two of the Company’s directors.

3.	A loan for approximately $31.26 million from China Construction Bank. It bears interest at 6.55% per annum. $1,302,698 (RMB 8,000,000), $1,628,373 (RMB 10,000,000), $3,256,746 (RMB 20,000,000), $3,256,746 (RMB 20,000,000), $4,885,118 (RMB 30,000,000), $4,885,118 (RMB 30,000,000), $6,513,491(RMB 40,000,000) and $5,536,467 (RMB 34,000,000) will be due in each twelve-month period as of December 31, 2015, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

4.	A loan for approximately $4.89 million from China Construction Bank. It bears interest at 7.86% per annum. $651,349 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2015, 2016, 2017, 2018, 2019, 2020 and 2021 respectively, and $325,675 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022 respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

5.	A loan for approximately $4.07 million from China Construction Bank. It bears interest at 7.86% per annum. $488,512 (RMB 3,000,000) will be due in each twelve-month period as of December 31, 2015, 2016, 2017, 2018 and 2019 respectively, $651,349 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2020 and 2021 respectively, and $325,675 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

6.	A loan for approximately $3.75 million from China Construction Bank. It bears interest at 7.86% per annum. $162,837 (RMB 1,000,000), $162,837 (RMB 1,000,000), $325,675 (RMB 2,000,000), $488,512 (RMB 3,000,000), $651,349 (RMB 4,000,000), $651,349 (RMB 4,000,000), $651,349 (RMB 4,000,000) and $651,349 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2015, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

7.	A loan for approximately $4.89 million from China Construction Bank. It bears interest at 7.86% per annum. $$651,349 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2015, 2016, 2017, 2018, 2019, 2020 and 2021 respectively, and $325,675 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

In the coming 12 months, we have approximately $5.21 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange funding for the projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of December 31, 2014:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$88,257,804	$5,210,793	$8,956,051	$50,316,719	$23,774,241
Operating Lease Obligations	1,146,343	123,862	77,470	54,574	890,437
Total	$89,404,147	$5,334,655	$9,033,521	$50,371,293	$24,664,678

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

The Company paid approximately $56,891 and $60,973 to the Hua’an government for the years ended December 31, 2014 and 2013, respectively, and recorded as selling expenses.

2015 Outlook

After termination of our advertising business in July 2013, we have been focusing on the tourism business. In 2014, we continued the construction and development of two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. We expect to open City of Caves to the public in the second quarter of 2015. We expect to fund our operations with cash from operations and bank loans.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2014	December 31, 2013
Total current assets *	$4,407,430	$12,244,845
Total assets	$4,415,085	$12,252,536
Total current liabilities #	$13,352,110	$11,193,422
Total liabilities	$13,352,110	$11,193,422

* Including intercompany receivables of $4,342,251 and $12,231,075 as at December 31, 2014 and 2013, respectively, to be eliminated in consolidation.

# Including intercompany payables of $13,321,547 and $11,169,092 as at December 31, 2014 and 2013, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2014 and 2013.

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

The Company sold the television airtime to third parties. The Company recorded advertising sales when advertisements were aired.

The Company has no allowance for product returns or sales discounts because services that are rendered and accepted by the customers are normally not refundable and discounts are normally not granted after service has been rendered.

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the year ended December 31, 2014

Tulou

Gross receipts	$631,660

Profit sharing costs	-
Nature resource compensation expenses	56,891
Total paid to the local governments	56,891

Net receipts	$574,769

For the year ended December 31, 2013

Tulou

Gross receipts	$681,587

Profit sharing costs	-
Nature resource compensation expenses	60,973
Total paid to the local governments	60,973

Net receipts	$620,614

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of December 31, 2014 and 2013, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Recent accounting pronouncements

In August 2014, FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40). The amendments in this Update states the disclosure of uncertainties about an entity’s ability to continue as a going concern. An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). When management identifies conditions or events that raise substantial doubt, management should consider whether its plans will alleviate the substantial doubt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Audit • Tax• Consulting • Financial Advisory Registered with Public Company Accounting Oversight Board (PCAOB)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of: China Yida Holding, Co.

We have audited the accompanying consolidated balance sheets of China Yida Holding, Co. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding, Co. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KCCW Accountancy Corp.

Diamond Bar, California March 31, 2015

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$958,664	$2,157,738
Accounts receivable	343,807	571,637
Other receivables, net	148,828	268,835
Advances and prepayments	838,933	1,361,194
Prepayment - current portion	832,207	659,050
Current assets of discontinued operations	-	587,329
Total current assets	3,122,439	5,605,783

Property and equipment, net	181,613,405	182,719,628
Intangible assets, net	46,419,350	47,837,641
Long-term prepayments	2,032,764	2,707,374
Non-current assets of discontinued operations	-	37,730,857
Total assets	$233,187,958	$276,601,283

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,954,047	$2,454,108
Long-term debt, current portion	3,256,746	6,871,502
Accounts payable	713,414	565,694
Accrued expenses and other payables	1,364,863	1,019,391
Due to related parties	31,680,942	35,596,962
Taxes payable	38,922	27,895
Current liabilities of discontinued operations	-	2,110,055
Total current liabilities	39,008,934	48,645,607

Long-term debt	83,047,011	78,531,462
Non-current liabilities of discontinued operations	-	8,135,018
Total liabilities	122,055,945	135,312,087

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of December 31, 2014 and 2013, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	17,512,681	18,388,750
Retained earnings	41,902,382	71,183,496
Statutory reserve	2,549,330	2,549,330
Total equity	111,132,013	141,289,196
Total liabilities and equity	$233,187,958	$276,601,283

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31

	2014	2013
Net revenue
Advertisement	$-	$2,910,612
Tourism	13,124,152	9,457,821

Total net revenue	13,124,152	12,368,433

Cost of revenue
Advertisement	-	2,045,765
Tourism	9,053,904	4,214,436

Total cost of revenue	9,053,904	6,260,201

Gross profit	4,070,248	6,108,232

Operating expenses
Selling expenses	10,037,292	9,582,502
General and administrative expenses	7,595,484	7,527,230

Total operating expenses	17,632,776	17,109,732

Loss from operations	(13,562,528)	(11,001,500)

Other income (expense)
Other expense, net	(394,144)	(119,700)
Interest income	10,672	82,821
Interest expense	(8,207,752)	(5,538,473)

Total other expenses	(8,591,224)	(5,575,352)

Loss before income tax and non-controlling interest	(22,153,752)	(16,576,852)

Less: Provision for income tax	-	133,323

Net loss from continuing operations	(22,153,752)	(16,710,175)

Discontinued Operation
Loss from discontinued operations, net of income taxes	(616,732)	(643,355)
(Loss) gain on disposal of subsidiary, net of income taxes	(6,510,630)	999,133

Net (loss) income from discontinued operations, net of income taxes	(7,127,362)	355,778

Net loss	(29,281,114)	(16,354,397)

Net loss attributable to non-controlling interest:
Net loss from discontinued operation	-	102,215

Net loss attributable to China Yida Holding Co.	$(29,281,114)	$(16,252,182)

Net loss	$(29,281,114)	$(16,354,397)

Other comprehensive income
Foreign currency translation (loss) gain	(876,069)	4,308,861

Comprehensive loss	(30,157,183)	(12,045,536)

Comprehensive income attributable to non-controlling interest	-	390,730

Comprehensive loss attributable to China Yida Holding Co.	$(30,157,183)	$(11,654,806)

Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	(22,153,752)	(16,710,175)
Net (loss) income from discontinued operations, net of income taxes	(7,127,362)	457,993
Net loss attributable to common stockholders	(29,281,114)	(16,252,182)

Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(5.66)	$(4.27)
- Basic & diluted earnings/(loss) per share from discontinued operations	$(1.82)	$0.12
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(7.48)	$(4.15)

Weighted average shares outstanding
- Basic	3,914,580	3,914,580
- Diluted	3,914,580	3,914,580

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional	Accumulated other			Non-
	Number of shares	Par Value	paid-in capital	comprehensive income	Retained earnings	Statutory reserve	controlling interest	Total

Balance at December 31, 2012	3,914,580	$3,915	$49,163,705	$13,791,374	$87,435,678	$2,549,330	$5,789,048	$158,733,050
Foreign currency translation	-	-	-	4,597,376	-	-	(288,515)	4,308,861
Deconsolidation of Anhui Yida	-	-	-	-	-	-	(5,398,318)	(5,398,318)
Net loss for the year ended December 31, 2013	-	-	-	-	(16,252,182)	-	(102,215)	(16,354,397)
Balance at December 31, 2013	3,914,580	$3,915	$49,163,705	$18,388,750	$71,183,496	$2,549,330	$-	$141,289,196
Foreign currency translation	-	-	-	(876,069)	-	-	-	(876,069)
Net loss for the year ended December 31, 2014	-	-	-	-	(29,281,114)	-	-	(29,281,114)
Balance at December 31, 2014	3,914,580	$3,915	$49,163,705	$17,512,681	$41,902,382	$2,549,330	$-	$111,132,013

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2014	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,281,114)	$(16,354,397)
Loss from discontinued operations	616,732	643,356
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of discontinued operation	6,510,630	(999,133)
Depreciation	8,476,262	5,014,150
Amortization	1,192,192	1,656,201
Amortization of financing costs	-	609,897
Changes in operating assets and liabilities:
Accounts receivable	224,949	(381,179)
Other receivables, net	90,911	(106,431)
Advances and prepayments	515,433	(44,510)
Accounts payable	150,255	508,534
Accrued expenses and other payables	349,953	496,683
Taxes payable	38,889	(469,513)
Net cash used in continuing operations	(11,114,907)	(9,426,342)
Net cash provided by (used in) discontinued operations	705,499	(300,087)
Net cash used in operating activities	(10,409,408)	(9,726,429)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued entities	35,570,385	9,616,155
Additions to property and equipment	(8,229,799)	(74,668,705)
Change in long-term prepayments for acquisition of property, equipment and land use rights	485,330	(1,118,332)
Net cash provided by (used in) continuing operations	27,825,916	(66,170,882)
Net cash provided by (used in) discontinued operations	471,410	(552,054)
Net cash provided by (used in) investing activities	28,297,326	(66,722,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of obligation under airtime rights commitment	-	(1,572,953)
Proceeds from short-term loans	4,555,586	6,457,550
Repayment of short-term loans	(5,043,685)	(5,650,356)
Proceeds from long-term loans	48,807,057	53,274,785
Repayment of long-term loans	(47,508,257)	(13,399,416)
(Repayment of) proceeds from loans from related parties	(3,767,951)	35,181,117
Net cash (used in) provided by continuing operations	(2,957,250)	74,290,727
Net cash used in discontinued operations	(16,196,038)	(2,119,459)
Net cash (used in) provided by financing activities	(19,153,288)	72,171,268

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(187,466)	170,863

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,452,836)	(4,107,234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,415,575 (1)	6,572,995 (2)
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$962,739 (3)	$2,465,761 (4)

SUPPLEMENTAL DISCLOSURES:
Non-cash investing activities:
Transfer from advances and prepayments to intangible assets	$-	$439,629

Cash paid during the period for:
Income tax	$-	$133,323
Interest	$8,207,752	$8,428,741

(1) Included cash and cash equivalents from continuing and discontinued operations of $2,157,738 and $257,837, respectively.

(2) Included cash and cash equivalents from continuing and discontinued operations of $3,542,460 and $3,030,535, respectively.

(3) Included cash and cash equivalents from continuing and discontinued operations of $958,664 and $4,075 respectively.

(4) Included cash and cash equivalents from continuing and discontinued operations of $2,157,738 and $308,023, respectively.

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

On August 26, 2014, Hong Kong Yi Tat entered into a certain share transfer agreement with Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd. (the “Purchaser”), pursuant to which Hong Kong Yi Tat agreed to sell 100% of its equity interest in Fujian Jintai to the Purchaser for a price of RMB 228,801,359, or approximately $37 million.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2014	December 31, 2013
Total current assets *	$4,407,430	$12,244,845
Total assets	$4,415,085	$12,252,536
Total current liabilities #	$13,352,110	$11,193,422
Total liabilities	$13,352,110	$11,193,422

* Including intercompany receivables of $4,342,251 and $12,231,075 as at December 31, 2014 and 2013, respectively, to be eliminated in consolidation.

# Including intercompany payables of $13,321,547 and $11,169,092 as at December 31, 2014 and 2013, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2014 and 2013, the Company has uninsured deposits in banks of approximately $943,000 and $2,147,000.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments were assessed and recorded as of December 31, 2014 and 2013, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of December 31, 2014 and 2013.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the year ended December 31, 2014

Tulou

Gross receipts	$631,660

Profit sharing costs	-
Nature resource compensation expenses	56,891
Total paid to the local governments	56,891

Net receipts	$574,769

For the year ended December 31, 2013

Tulou

Gross receipts	$681,587

Profit sharing costs	-
Nature resource compensation expenses	60,973
Total paid to the local governments	60,973

Net receipts	$620,614

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2014 and 2013 were $2,304,545 and $1,991,820, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $310,660 and $213,271 for the years ended December 31, 2014 and 2013, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of December 31, 2014 and 2013, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2014, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As at December 31, 2014, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

u. Reclassifications

Except for the classification for discontinued operations, certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

v. Recent accounting pronouncements

In February 18, 2015, FASB issued ASU 2015-02—Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is still in progress of evaluating future impact of adopting this standard.

In August 2014, FASB issued ASU 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40). The amendments in this Update states the disclosure of uncertainties about an entity’s ability to continue as a going concern. An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). When management identifies conditions or events that raise substantial doubt, management should consider whether its plans will alleviate the substantial doubt.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The effects of the adjustments on the Company’s previously issued financial statements for the year ended December 31, 2013 are summarized as follows:

Selected Consolidation Statements of Cash Flows information for the year ended December 31, 2013

	Previously	Effect of	As
	Reported	Restatement	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(16,354,397)	$(16,354,397)
Net loss attributable to common stockholders	(16,252,182)	16,252,182	-
Loss from discontinued operations	(845,812)	1,101,348	255,536
Gain on disposal of discontinued operation	-	(999,133)	(999,133)
		.
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued entity	-	9,616,155	9,616,155
Net cash used in continuing operations	(75,769,232)	9,616,155	(66,153,077)
Net cash used in investing activities	(76,339,091)	9,616,155	(66,722,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from disposal of discontinued entity	9,616,155	(9,616,155)	-
Proceeds from Anhui Yida	2,235,257	(2,235,257)	-
Repayment to Anhui Yida	(3,837,909)	3,837,909	-
Net cash provided by continuing operations	80,184,769	(8,013,503)	72,171,266
Net cash provided by (used in) discontinued operations	1,602,653	(1,602,653)	-
Net cash provided by financing activities	81,787,422	(9,616,156)	72,171,266

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31, 2014	December 31, 2013

Advance to employees	$74,451	$121,775
Security deposits	42,670	104,648
Other	31,707	42,412
	148,828	268,835
Less: Allowance	-	-
	$148,828	$268,835

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	December 31, 2014	December 31, 2013

Advance payments related to consumables of Yang-Sheng Paradise	$493,013	$128,807
Advance payments related to facilities of Yang-Sheng Paradise	226,344	27,900
Advance payments related to hotel facilities of Yunding resort	116,104	354,461
Advance payments related to land use rights	-	814,000
Other	3,472	36,026
	838,933	1,361,194
Less: Allowance	-	-
	$838,933	$1,361,194

As of December 31, 2014 and 2013, advance payments related to the consumables to be used in Yang-Sheng Paradise were $493,013 and $128,807, respectively. As of December 31, 2014 and 2013, advance payments related to the facilities of Yang-Sheng Paradise were $226,344 and $27,900, respectively.

As of December 31, 2014 and 2013, advance payments related to hotel facilities of Yunding resort were $116,104 and $354,461, respectively.

As of December 31, 2013, advance payments related to land use rights represents the payment made by Fujian Yida. Fujian Yida made advance payments to the local government of Yongtai County of $814,000 (RMB 4.98 million) for the acquisition of land use rights. Such advance payments have been collected in full amount during the year ended December 31, 2014.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013

Buildings, improvements, and attractions	$192,727,526	$187,404,825
Electronic equipment	4,832,741	3,705,166
Transportation equipment	2,705,322	2,602,218
Office furniture	1,005,977	235,306
	201,271,566	193,947,515
Less: Accumulated depreciation	(19,658,161)	(11,227,887)
Property and equipment, net	$181,613,405	$182,719,628

Depreciation expense for the years ended December 31, 2014 and 2013 were $8,476,262 and $5,014,150 respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2014	December 31, 2013

Land use right	$48,071,885	$48,299,182
Commercial airtime rights	-	6,882,616
	48,071,885	55,181,798
Accumulated amortization	(1,652,535)	(7,344,157)
Intangible assets, net	$46,419,350	$47,837,641

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

As of December 31, 2014, the commercial airtime rights have been fully amortized.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INTANGIBLE ASSETS, NET (CONTINUED)

For the years ended December 31, 2014 and 2013, amortization expense of all intangible assets amounted to $1,192,192 and $1,656,201, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of December 31,
2015	$1,192,164
2016	1,192,164
2017	1,192,164
2018	1,192,164
2019	1,192,164
Thereafter	40,458,530
$46,419,350

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	December 31, 2014	December 31, 2013
Prepayments for project planning, assessments and consultation fees	$1,408,991	$1,989,648
Prepayment for cooperative development	387,573	488,828
Others	236,201	228,898
	$2,032,764	$2,707,374

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of December 31, 2014 and 2013, prepayments for cooperative development amounted to $387,573 and $488,828, respectively.

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	December 31, 2014	December 31, 2013

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.6% per annum, due June 20, 2015, collateralized by the personal guarantees by two of the Company’s directors. (a)	$1,954,047	$-

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.7% per annum, due October 17, 2014, guaranteed by Fujian Jintai Tourism Development Co., Ltd. and Yida Travel Service Co. Ltd. (b)	-	2,454,108
Total	$1,954,047	$2,454,108

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BANK LOANS (CONTINUED)

(a)	In June 2014, the Company borrowed an amount of $1,954,047 (RMB 12 million) due on June 20, 2015 from Fujian Haixia Bank, with the interest rate at 9.6% per annum.

(b)	In October 2013, the Company borrowed an amount of $2,454,108 (RMB 15 million) due on October 17, 2014 from Fujian Haixia Bank, with the interest rate at 8.7% per annum. The Company repaid the loan of $2,454,108 (RMB 15 million) during the year of 2014.

Interest expense for the years ended December 31, 2014 and 2013 amounted to $280,597 and $285,491, respectively. The interest expense for the years ended December 31, 2014 and 2013 of $0 and $62,907, respectively was capitalized as part of construction in progress.

Long-term debt

Long term debt consists of the following:

	December 31, 2014	December 31, 2013

Loan from China Construction Bank, interest rate at 6.55% per annum, final installment due on July 15, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (a))	$31,264,757	$-

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (b))	$4,885,118	$-

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	$4,070,932	$-

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	$3,745,257	$-

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	$4,885,118	$-

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due on November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (f))	37,452,574	53,990,380

Loan from China Minsheng Banking Corp, Ltd., interest rate at 12.50% per annum, final installment due on March 6, 2015, secured by the land use rights of Fujian Yida and the right to collect resort ticket sales at Yunding resort as additional collateral. (Note (g))	-	24,541,082

Loan from China Minsheng Banking Corp, Ltd., interest rate at 11.97% per annum, final installment due on November 20, 2014, secured by credit guarantee of Fujian Jintai, collateralized by the fixed assets of Fujian Yida, and collateralized by the personal guarantees by two of the Company’s directors. (Note (h))	-	6,871,502

	86,303,757	85,402,964
Less: current portion	(3,256,746)	(6,871,502)
Total	$83,047,011	$78,531,462

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	BANK LOANS (CONTINUED)

Note:

(a)

$1,302,698 (RMB 8,000,000), $1,628,373 (RMB 10,000,000), $3,256,746 (RMB 20,000,000), $3,256,746 (RMB 20,000,000), $4,885,118 (RMB 30,000,000), $4,885,118 (RMB 30,000,000), $6,513,491 (RMB 40,000,000) and $5,536,467 (RMB 34,000,000) will be due in each twelve-month period as of December 31, 2015, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively.

(b)

$651,349 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2015, 2016, 2017, 2018, 2019, 2020 and 2021, respectively, and $325,675 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022.

(c)

$488,512 (RMB 3,000,000) will be due in each twelve-month period as of December 31, 2015,2016, 2017, 2018 and 2019, respectively, $651,349 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2020 and 2021, respectively, and $325,675 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022.

(d)

$162,837 (RMB 1,000,000), $162,837 (RMB 1,000,000), $325,675 (RMB 2,000,000), $488,512 (RMB 3,000,000), $651,349 (RMB 4,000,000), $651,349 (RMB 4,000,000), $651,349 (RMB 4,000,000) and $651,349 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2015,2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively.

(e)

$651,349 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2015, 2016, 2017, 2018, 2019, 2020, and 2021 respectively, and $325,675 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022.

(f)	$13,026,982 (RMB 80,000,000) and $24,425,592 (RMB 150,000,000) will be due in each twelve-month period as of December 31, 2018 and 2019, respectively.

(g)	$24,541,082 (RMB 150,000,000) has been repaid in full amount during the year of 2014.

(h)	$6,871,502 (RMB 42,000,000) has been repaid in full amount during the year of 2014.

Interest expense for the years ended December 31, 2014 and 2013 amounted to $7,927,155 and $8,143,250, respectively. The interest expense for the years ended December 31, 2014 and 2013 of $0 and $2,872,531, respectively was capitalized as part of construction in progress.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31, 2014	December 31, 2013

Accrued payroll	$550,573	$587,176
Accrued local government fees	347,040	210,895
Security deposits payable	224,125	93,235
Unearned revenue	100,508	78,058
Welfare payable	13,228	13,291
Other	129,389	36,736
	$1,364,863	$1,019,391

11.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the years ended December 31, 2014 and 2013. Net operating loss at December 31, 2014, which can be used to offset future taxable income, was approximately $3,860,839. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAX (CONTINUED)

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the years ended December 31, 2014 and 2013.

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

Provision for income tax consists of the following:

	For The Years Ended December 31,
	2014	2013

Current
USA	$-	$-
China	-	133,323
	-	133,323

Deferred
USA
Deferred tax asset for NOL carry forwards	81,207	99,170
Valuation allowance	(81,207)	(99,170)
Net changes in deferred income tax under non-current portion	-	-

China
Deferred tax asset for NOL carry forwards	7,902,501	4,327,116
Valuation allowance	(7,902,501)	(4,327,116)
Net changes in deferred income tax under non-current portion	-	-

Net deferred income tax expenses	-	-

Provision for income tax	$-	$133,323

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The Years Ended December 31,
	2014	2013

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.0%)	(25.8%)
Effective income tax rates	(0.0%)	(0.8%)

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the years ended December 31, 2014 and 2013, respectively.

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

The change in total allowance for the years ended December 31, 2014 and 2013 was an increase of $7,983,708 and $4,426,286, respectively.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2013	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of December 31, 2014	18,000

For the years ended December 31, 2014 and 2013, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

Following is the Gain/Loss Calculation for disposal of Fujian Jintai.

Fujian Jintai Gain/Loss calculation

Net assets of the Company as of December 31, 2013	$42,930,223

Less: Loss from discontinued operations through December 31, 2014	616,732
Less: Other comprehensive loss through December 31, 2014	229,044
Net assets of the Company at the date of disposal	$42,084,447
Proceeds from disposal, gross	37,175,063
Less: Capital gains tax	(1,601,246)

Proceeds from disposal, net of capital gains tax	$35,573,817

Loss on disposal of discontinued operations	$6,510,630

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	DISCONTINUED OPERATIONS (CONTINUED)

The results of Anhui Yida and Fujian Jintai have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following tables:

	For The Years Ended December 31, 2014
	Fujian Jintai	Anhui Yida	Total

Net revenue	$3,492,327	$-	$3,492,327
Cost of revenue	(1,828,348)	-	(1,828,348)
Selling expenses	(904,667)	-	(904,667)
General, and administrative expenses	(605,331)	-	(605,331)
Interest expense	(443,108)		(443,108)
Interest income	692	-	692
Other expense, net	(328,297)	-	(328,297)
Net Loss	$(616,732)	$-	$(616,732)

	For The Years Ended December 31, 2013
	Fujian Jintai	Anhui Yida	Total

Net Revenue	$5,472,453	$-	$5,472,453
Cost of Revenue	(2,719,067)	-	(2,719,067)
Selling expenses	(1,634,585)	-	(1,634,585)
General, and administrative expenses	(1,008,744)	(256,306)	(1,265,050)
Interest expense	(398,165)	-	(398,165)
Interest Income	7,896	1,007	8,903
Other expense, net	(107,607)	(237)	(107,844)
Net Loss	$(387,819)	$(255,536)	$(643,355)

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of December 31,
2015	$123,862
2016	50,251
2017	27,219
2018	27,264
2019	27,310
Thereafter	890,437
Total minimum payments	$1,146,343

The Company incurred rental expenses of $219,774 and $197,672 for the years ended December 31, 2014 and 2013, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company paid approximately $56,891 and $60,973 to the Hua’an government for the years ended December 31, 2014 and 2013, respectively, and recorded as selling expenses.

(3) Litigation

The Company’s management does not expect the legal proceedings involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

15.	DUE TO RELATED PARTIES

As of December 31, 2014, the Company had $28,921,820 and $2,759,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. As of December 31, 2013, the Company had $31,397,840 and $4,199,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advertisement Co., Ltd. Those loans are unsecured, bear no interest, and due on demand.

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

Basic and diluted:

	December 31, 2014	December 31, 2013
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(22,153,752)	$(16,710,175)
Net (loss) income from discontinued operations, net of income taxes	(7,127,362)	457,993
Net loss attributable to common stockholders	$(29,281,114)	$(16,252,182)
Net (loss) income attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(5.66)	$(4.27)
- Basic & diluted earnings/(loss) per share from discontinued operations	(1.82)	0.12
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(7.48)	$(4.15)
Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,914,580
Potential common shares outstanding As of December 31, 2014:
Warrants outstanding	-	-
Options outstanding	18,000	18,000

For both years ended December 31, 2014 and 2013, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	BUSINESS SEGMENTS

During the years ended December 31, 2014 and 2013, the Company was organized into two main business segments: advertisement and tourism. The primary business relates to tourism at Yunding resort, Yang-sheng Paradise, and Tulou resort. The Company offers bamboo rafting, parking lot service, photography services, hotel lodging and ethnic cultural communications. The primary business related to advertisement is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operation and management activities. The following table presents a summary of operating information and certain balance sheet information for the two segments for the three months ended:

	December 31, 2014	December 31, 2013
Revenues:
Advertisement	$-	$2,910,612
Tourism	13,124,152	9,457,821
Total	$13,124,152	$12,368,433

Operating income (loss):
Advertisement	$-	$351,716
Tourism	(13,562,528)	(11,071,741)
Other	-	(281,475)
Total	$(13,562,528)	$(11,001,500)

Net income (loss):
Advertisement	$-	$176,014
Tourism	(22,153,752)	(16,602,697)
Other	-	(283,492)
Net loss from continuing operations	(22,153,752)	(16,710,175)
Net (loss) income from discontinued operations	(7,127,362)	355,778
Total	$(29,281,114)	$(16,354,397)

Capital expenditure:
Advertisement	$-	$-
Tourism	-	74,668,705
Total	$-	$74,668,705

	December 31, 2014	December 31, 2013
Intangible assets:
Advertisement	$-	$-
Tourism	46,419,350	47,837,641
Total	$46,419,350	$47,837,641

Identifiable assets:
Advertisement	$-	$33,537
Tourism	233,187,958	238,239,127
Others	-	10,433
Assets of continuing operations	233,187,958	238,283,097
Assets of discontinued operations	-	38,318,186
Total	$233,187,958	$276,601,283

Others represent reconciling amounts including certain assets which are excluded from segments and adjustments to eliminate inter-company transactions.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were issued. All subsequent events requiring recognition as of December 31, 2014 have been incorporated into these unaudited consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company identified deficiencies that were determined to be a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

The specific material weakness identified by the Company’s management as of December 31, 2014 is described as follows:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth in the Company’s 2015 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Shareholders (“2015 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the Company’s 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report

(b)	Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement, dated November 19, 2007, among the Company, the stockholders of the Company, Keenway Limited and Hong Kong Yi Tat International Investment, Ltd. (1)
2.2	Agreement and Plan of Merger, dated November 19, 2012 (16)
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Delaware on June 4, 1999 (7)
3.2	Certificate of Amendment to Certificate of Incorporation changing the corporate name from Apta Holdings, Inc. to InteliSys Aviation Systems of America, Inc. filed with the Secretary of State of Delaware on July 21, 2007 (1)
3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
3.4	Certificate of Amendment to the Certificate of Incorporation of China Yida Holding Co., a Delaware corporation (16)
3.5	Articles of Incorporation of China Yida Holding Co., a Nevada corporation (16)
3.6	Bylaws of China Yida Holding Co., a Nevada corporation (16)
3.7	Articles of Merger of China Yida Holding Co., a Nevada corporation (16)
3.8	Certificate of Merger of China Yida Holding Co., a Delaware corporation (16)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (14)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (14)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (14)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (14)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (14)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (14)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (14)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (14)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)

Exhibit Number	Description
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (14)
10.27	Cooperative agreement between us and Anhui Xingguang (14)
10.28	Lease Transfer Agreement with Xingguang (14)
10.29	Lease Agreement for Great Golden Lake (14)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (14)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (14)
10.32	Mountain and Forest Land Lease Contract with Caoxiang Village, dated July 17, 2008 and Supplement, dated July 19, 2008 (14)
10.33	Mountain and Forest Land Lease Contract with Dalu Village, dated November 20, 2008 (14)
10.34	Mountain and Forest Land Lease Contract with Hongta Village, dated November 20, 2008 (14)
10.35	Mountain and Forest Land Lease Contract with Caoxiang Village, dated November 10, 2009 (14)
10.36	Mountain and Forest Land Lease Contract with Zhangxiang Village, dated November 10, 2009 (14)
10.37	Bank Loan Agreement, dated November 18, 2011 (14)
10.38	Bank Loan Agreement, dated January 26, 2011 (14)
10.39	Bank Loan Agreement, dated October 25, 2011 (14)
10.40	Bank Loan Agreement, dated November 7, 2011 (14)
10.41	Director Agreement between the Company and Michael Marks, dated June 10, 2011 (13)
10.42	Loan agreement with China Minsheng Banking Corp, Ltd., dated April 19, 2012 (15)
10.43	Loan agreement with China Minsheng Banking Corp, Ltd., dated February 20, 2012(16)
10.44	Loan Agreement with Fujian Haixia Bank, dated August 16, 2012 (16)
10.45	Loan Agreement with China Minsheng Banking Corp, Ltd., dated November 23, 2012(16)
10.46	Current Capital Loan Agreement with Fujian Haixia Bank, dated October 17, 2013 (17)
10.47

Share Transfer Agreement between Yida (Fujian) Tourism Group Ltd. and Anhui Xingguang Investment Group Ltd., dated June 3, 2013 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 7, 2013)

10.48

Share Transfer Agreement between the Management Committee of the Fujian Taining Great Golden Lake Tourism Economic Development Zone, Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd., Fujian Jintai Tourism Industrial Development Co., Ltd. and Hong Kong Yi Tat International Investment Co., Ltd., dated August 26, 2014. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 2, 2014)

14.1	Code of Ethics (6)
21.1	List of Subsidiaries (17)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2008 Development Report of Chinese Radio and Television (4)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

______________

* Filed herewith.

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K filed on March 29, 2012.
(13)	Previously filed as Exhibits to Form 10-K/A filed on June 4, 2012.
(14)	Previously filed as Exhibits to Form 10-K/A filed on December 19, 2012.
(15)	Previously filed as Exhibits to Form 10-Q/A filed on December 19, 2012.
(16)	Previously filed as Exhibits to Form 8-K filed on November 20, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 31, 2015	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Minhua Chen	Chief Executive Officer and Chairman	March 31, 2015
Minhua Chen	(Principal Executive Officer)

/s/ Yongxi Lin	Chief Financial Officer	March 31, 2015
Yongxi Lin	(Principal Financial Officer; Principal Accounting Officer)

/s/ Yanling Fan	Chief Operating Officer and Director	March 31, 2015
Yanling Fan

/s/ Renjiu Pei	Director	March 31, 2015
Renjiu Pei

/s/ Fucai Huang	Director	March 31, 2015
Fucai Huang

/s/ Chunyu Yin	Director	March 31, 2015
Chunyu Yin

