Form 10-Q
period 2015-03-31
CHINA YIDA HOLDING, CO.
filed 2015-05-15
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of May 14, 2015
Common stock, $.001 par value	3,914,580

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	2
Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	4
Notes to the Consolidated Financial Statements	5 - 28

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(UNAUDITED)	(AUDITED)
ASSETS
Current assets
Cash and cash equivalents	$9,353,739	$958,664
Accounts receivable	379,459	343,807
Other receivables, net	216,639	148,828
Advances and prepayments	858,431	838,933
Prepayment - current portion	920,419	832,207
Total current assets	11,728,687	3,122,439

Property and equipment, net	180,237,843	181,613,405
Intangible assets, net	46,275,534	46,419,350
Long-term prepayments	2,548,870	2,032,764
Total assets	$240,790,934	$233,187,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,960,592	$1,954,047
Long-term debt, current portion	3,267,653	3,256,746
Accounts payable	481,933	713,414
Accrued expenses and other payables	1,494,347	1,364,863
Due to related parties	15,583,032	31,680,942
Taxes payable	45,737	38,922
Total current liabilities	22,833,294	39,008,934

Long-term debt	112,734,046	83,047,011
Total liabilities	135,567,340	122,055,945

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	17,870,757	17,512,681
Retained earnings	35,635,887	41,902,382
Statutory reserve	2,549,330	2,549,330
Total equity	105,223,594	111,132,013
Total liabilities and equity	$240,790,934	$233,187,958

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2015	2014
Net revenue	$2,572,962	$2,007,066

Cost of revenue	2,169,091	2,134,619

Gross profit (loss)	403,871	(127,553)

Operating expenses
Selling expenses	2,509,369	2,630,623
General and administrative expenses	2,207,956	1,916,185

Total operating expenses	4,717,325	4,546,808

Loss from operations	(4,313,454)	(4,674,361)

Other income (expense)
Other (expense) income, net	(7,711)	204,425
Interest income	3,078	2,869
Interest expense	(1,948,408)	(2,205,048)

Total other expenses	(1,953,041)	(1,997,754)

Loss before income tax and non-controlling interest	(6,266,495)	(6,672,115)

Less: Provision for income tax	-	-

Net loss from continuing operations	(6,266,495)	(6,672,115)

Net loss from discontinued operations, net of income taxes	-	(618,930)

Net loss	(6,266,495)	(7,291,045)

Other comprehensive income
Foreign currency translation loss	(876,069)	(1,098,639)

Comprehensive loss	$(7,142,564)	$(8,389,684)

Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	(6,266,495)	(6,672,115)
Net loss from discontinued operations, net of income taxes	-	(618,930)
Net loss attributable to common stockholders	(6,266,495)	(7,291,045)

Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(1.60)	$(1.70)
- Basic & diluted earnings/(loss) per share from discontinued operations	$-	$(0.16)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(1.60)	$(1.86)

Weighted average shares outstanding
- Basic	3,914,580	3,914,580
- Diluted	3,914,580	3,914,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,266,495)	$(7,291,045)
Net loss from discontinued operations	-	618,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,065,975	1,971,318
Amortization	298,130	299,785
Changes in operating assets and liabilities:
Accounts receivable	(34,367)	9,209
Other receivables, net	(67,052)	(36,790)
Advances and prepayments	(16,622)	(469,080)
Accounts payable	(232,965)	36,314
Accrued expenses and other payables	131,088	944,284
Net cash used in continuing operations	(4,122,308)	(3,917,075)
Net cash used in discontinued operations	-	(241,100)
Net cash used in operating activities	(4,122,308)	(4,158,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(89,811)	(254,586)
Additions of long-term prepayments for acquisition of property, equipment and land use rights	(22,793)	(3,414)
Net cash used in continuing operations	(112,604)	(258,000)
Net cash used in discontinued operations	-	(16,965)
Net cash used in investing activities	(112,604)	(274,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(569,624)	-
Proceeds from long-term loans	29,294,968	-
(Repayment of) proceeds from loans from related parties	(16,130,995)	3,912,241
Net cash provided by continuing operations	12,594,349	3,912,241
Net cash provided by discontinued operations	-	113,577
Net cash provided by financing activities	12,594,349	4,025,818

EFFECT OF EXCHANGE RATE CHANGES ON CASH	35,638	35,184

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,395,075	(372,138)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	958,664	2,415,575 (1)
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$9,353,739	$2,043,437 (2)

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$1,948,408	$1,457,722

(1) Included cash and cash equivalents from continuing and discontinued operations of $2,157,738 and $257,837, respectively.

(2) Included cash and cash equivalents from continuing and discontinued operations of $1,859,840 and $183,597, respectively.

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

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The unaudited consolidated financial statements of China Yida Holding, Co. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2015	December 31, 2014
Total current assets *	$10,418,603	$4,407,430
Total assets	$10,426,283	$4,415,085
Total current liabilities #	$19,473,151	$13,352,110
Total liabilities	$19,473,151	$13,352,110

* Including intercompany receivables of $10,348,081 and $4,342,251 as at March 31, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

# Including intercompany payables of $19,442,472 and $13,321,547 as March 31, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2015 and December 31, 2014, the Company has uninsured deposits in banks of approximately $9,331,000 and $943,000.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments were assessed and recorded as of March 31, 2015 and December 31, 2014, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2015 and December 31, 2014.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the three months ended March 31, 2015

Tulou

Gross receipts	$101,190

Profit sharing costs	-
Nature resource compensation expenses	8,964
Total paid to the local governments	8,964

Net receipts	$92,226

For the three months ended March 31, 2014

Tulou

Gross receipts	$150,119

Profit sharing costs	-
Nature resource compensation expenses	13,751
Total paid to the local governments	13,751

Net receipts	$136,368

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2015 and 2014 were $281,768 and $290,163, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $83,266 and $68,196 for the three months ended March 31, 2015 and 2014, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of March 31, 2015 and December 31, 2014, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of March 31, 2015, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

t. Reclassifications

Except for the classification for discontinued operations, certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

u. Recent accounting pronouncements

In February 18, 2015, FASB issued ASU 2015-02-Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is still in progress of evaluating future impact of adopting this standard.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	March 31, 2015	December 31, 2014

Advance to employees	$120,789	$74,451
Security deposits	41,854	42,670
Other	53,996	31,707
	216,639	148,828
Less: Allowance	-	-
	$216,639	$148,828

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	March 31, 2015	December 31, 2014

Advance payments related to consumables of Yang-Sheng Paradise	$401,759	$493,013
Advance payments related to facilities of Yang-Sheng Paradise	306,600	226,344
Advance payments related to hotel facilities of Yunding resort	128,576	116,104
Other	21,496	3,472
	$858,431	$838,933

As of March 31, 2015 and December 31, 2014, advance payments related to the consumables to be used in Yang-Sheng Paradise were $401,759 and $493,013, respectively. As of March 31, 2015 and December 31, 2014, advance payments related to the facilities of Yang-Sheng Paradise were $306,600 and $226,344, respectively.

As of March 31, 2015 and December 31, 2014, advance payments related to hotel facilities of Yunding resort were $128,576 and $116,104, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014

Buildings, improvements, and attractions	$193,373,037	$192,727,526
Electronic equipment	4,907,526	4,832,741
Transportation equipment	2,742,887	2,705,322
Office furniture	1,012,405	1,005,977
	202,035,855	201,271,566
Less: Accumulated depreciation	(21,798,012)	(19,658,161)
Property and equipment, net	$180,237,843	$181,613,405

Depreciation expense for the three months ended March 31, 2015 and 2014 were $2,065,975 and $1,971,318 respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2015	December 31, 2014

Land use right	$48,232,895	$48,071,885
	48,232,895	48,071,885
Accumulated amortization	(1,957,361)	(1,652,535)
Intangible assets, net	$46,275,534	$46,419,350

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	INTANGIBLE ASSETS, NET (CONTINUED)

For the three months ended March 31, 2015 and 2014, amortization expense amounted to $298,130 and $299,785, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,
2016	$1,192,524
2017	1,192,524
2018	1,192,524
2019	1,192,524
2020	1,192,524
Thereafter	40,312,914
$46,275,534

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2015	December 31, 2014
Prepayments for project planning, assessments and consultation fees	$1,387,016	$1,408,991
Prepayment for cooperative development	364,049	387,573
Deferred financing costs	480,944	-
Others	316,861	236,201
	$2,548,870	$2,032,764

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of March 31, 2015 and December 31, 2014, prepayments for cooperative development amounted to $364,049 and $387,573, respectively.

Deferred financing costs represent fees paid on amounted to $571,839 (RMB 3.50 million), in order to obtain additional debt used to construct resort project.  These fees were deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of March 31,

2016	$87,005
2017	87,005
2018	87,005
2019	87,005
2020	87,005
Thereafter	132,924
Total minimum payments	$567,949
Current portion recorded under prepayments – current portion	(87,005)

Long term portion	$480,944

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	March 31, 2015	December 31, 2014

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.6% per annum, due June 20, 2015, collateralized by the personal guarantees by two of the Company’s directors.	$1,960,592	$1,954,047

In June 2014, the Company borrowed an amount of $1,960,592 (RMB 12 million) due on June 20, 2015 from Fujian Haixia Bank, with the interest rate at 9.6% per annum.

Interest expense for the three months ended March 31, 2015 and 2014 amounted to $46,872 and $53,329, respectively.

Long-term debt

Long term debt consists of the following:

	March 31, 2015	December 31, 2014

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due on November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$37,578,015	$37,452,574

Loan from China Construction Bank, interest rate at 6.55% per annum, final installment due on July 15, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (b))	31,369,474	31,264,757

Loan from Industrial and Commercial Bank of China Limited., interest rate at 7.07% per annum, final installment due on December 16, 2021, collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Yida (Fujian) Tourism Group Limited., and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	29,408,881	-

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	4,901,480	4,885,118

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	4,901,480	4,885,118

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (f))	4,084,567	4,070,932

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (g))	3,757,802	3,745,257
	116,001,699	86,303,757
Less: current portion	(3,267,653)	(3,256,746)
Total	$112,734,046	$83,047,011

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS (CONTINUED)

Note:

(a)	$13,070,614 (RMB 80,000,000) and $24,507,401 (RMB 150,000,000) will be due in each twelve-month period as of March 31, 2019 and 2020, respectively.

(b)	$1,307,061 (RMB 8,000,000), $1,633,827 (RMB 10,000,000), $3,267,653 (RMB 20,000,000), $3,267,653 (RMB 20,000,000), $4,901,480 (RMB 30,000,000), $4,901,480 (RMB 30,000,000), $6,535,307 (RMB 40,000,000) and $5,555,013 (RMB 34,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively.

(c)	$29,408,881 (RMB 180,000,000) will be due in the twelve-month period as of March 31, 2022.

(d)	$653,531 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively, and $326,763 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023.

(e)	$653,531 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively, and $326,763 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023.

(f)	$490,148 (RMB 3,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019 and 2020, respectively, $653,531 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2021 and 2022, respectively, and $326,765 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023.

(g)	$163,383 (RMB 1,000,000), $163,383 (RMB 1,000,000), $326,764 (RMB 2,000,000), $490,148 (RMB 3,000,000), $653,531 (RMB 4,000,000), $653,531 (RMB 4,000,000), $653,531 (RMB 4,000,000) and $653,531 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively.

Interest expense for the three months ended March 31, 2015 and 2014 amounted to $1,901,536 and $2,151,719, respectively.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31, 2015	December 31, 2014

Accrued payroll	$543,464	$550,573
Accrued local government fees	348,974	347,040
Security deposits payable	259,396	224,125
Unearned revenue	200,084	100,508
Welfare payable	13,272	13,228
Other	129,157	129,389
	$1,494,347	$1,364,863

11.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the three months ended March 31, 2015 and 2014. Net operating loss at March 31, 2015, which can be used to offset future taxable income, was approximately $3,953,638. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX (CONTINUED)

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the three months ended March 31, 2015 and 2014.

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

Provision for income tax consists of the following:

	For The three months Ended March 31,
	2015	2014

Current
USA	$-	$-
China	-	-
	-	-

Deferred
USA
Deferred tax asset for NOL carry forwards	32,480	21,155
Valuation allowance	(32,480)	(21,155)
Net changes in deferred income tax under non-current portion	-	-

China
Deferred tax asset for NOL carry forwards	1,549,422	1,639,659
Valuation allowance	(1,549,422)	(1,639,659)
Net changes in deferred income tax under non-current portion	-	-

Net deferred income tax expenses	-	-

Provision for income tax	$-	$-

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The three months Ended March 31,
	2015	2014

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.0%)	(25.0%)
Effective income tax rates	(0.0%)	(0.0%)

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the three months ended March 31, 2015 and 2014, respectively.

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

The change in total allowance for the three months ended March 31, 2015 and 2014 was an increase of $1,581,902 and $1,660,814, respectively.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2014	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of March 31, 2015	18,000

For the three months ended March 31, 2015 and 2014, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

The results of Fujian Jintai have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following table:

	For The three months Ended March 31,
	2015	2014

Net Revenue	$-	$646,966
Cost of Revenue	-	553,626
Selling expenses	-	278,338
General, and administrative expenses	-	263,406
Interest expense	-	182,969
Interest income	-	344
Other income, net	-	12,099
Net loss	$-	$(618,930)

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of March 31,
2016	$110,926
2017	33,490
2018	27,322
2019	27,366
2020	27,414
Thereafter	852,789
Total minimum payments	$1,079,307

The Company incurred rental expenses of $84,332 and $41,166 for the three months ended March 31, 2015 and 2014, respectively.

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

The Company paid approximately $8,964 and $13,751 to the Hua’an government for the three months ended March 31, 2015 and 2014, respectively, and recorded as selling expenses.

(3) Litigation

The Company’s management does not expect the legal proceedings involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

15.	DUE TO RELATED PARTIES

As of March 31, 2015, the Company had $12,659,814 and $2,923,218 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. As of December 31, 2014, the Company had $28,921,820 and $2,759,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advertisement Co., Ltd. Those loans are unsecured, bear no interest, and due on demand.

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

Basic and diluted:

	For The three months Ended March 31,
	2015	2014
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(6,266,495)	$(6,672,115)
Net loss from discontinued operations, net of income taxes	-	(618,930)
Net loss attributable to common stockholders	$(6,266,495)	$(7,291,045)
Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(1.60)	$(1.70)
- Basic & diluted earnings/(loss) per share from discontinued operations	-	(0.16)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(1.60)	$(1.86)
Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,914,580
Potential common shares outstanding as of March 31, 2015:
Warrants outstanding	-	-
Options outstanding	18,000	18,000

For the three months ended March 31, 2015 and 2014, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were issued. All subsequent events requiring recognition as of March 31, 2015 have been incorporated into these unaudited consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015 (the “Annual Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

We currently operate Hua’An Tulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (which is certified as a World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers, and China Yang-Sheng Paradise. As of March 31, 2015, through our wholly owned subsidiaries in China, we have entered into two  cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, and (ii) the Fenyi County, Xinyu City, Jiangxi Province Government. Under these agreements, we have obtained the right to invest in the construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Yang-sheng Paradise”) (including the projects: (a) Salt Water Hot Spring SPA & Health Center, (b) Yang-sheng Holiday Resort, (c) World Yang-sheng Cultural Museum, (d) International Camphor Tree Garden, (e) Chinese Medicine and Herb Museum, (f) Yang-sheng Sports Club, (g) Old Town of Chinese Traditional Medicine, and (h) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”).

The revenue from tourism has been increasing. However, any increase in tourism revenue will depend on the progress we make in developing our existing and new projects in our other tourist destinations. Our tourism business is seasonal, although we have visitors to our parks throughout the year. In 2015, we will continue to develop and construct the new Jiangxi projects i.e. the second phase construction of Yang-sheng Paradise and the City of Caves. As of March 31, 2015, the first phase of City of Caves in Jiangxi had been completed and is expected to open in the second quarter of 2015.

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

We began to generate revenue after the grand openings of Yang-sheng Paradise which opened in October 2013. Due to the terrible weather, financial funding and the difficult level of the cave construction, City of Caves has postponed the trial opening in the first quarter of 2015, we believe that we will be able to maintain the high gross profit margins in the tourism segment. Also, we expect Yunding to continue to grow.  Our tourism business has become the primary source of our revenue since first quarter of 2013.

Discontinued Operations

On August 26, 2014, Hong Kong Yi Tat entered into a certain share transfer agreement with Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd. (the “Purchaser”), pursuant to which Hong Kong Yi Tat sold 100% of its equity interest in Fujian Jintai to the Purchaser for a price of RMB 228,801,359, or approximately $37 million.

Net loss from the discontinued operations was $0 and $618,930 for the three months ended March 31, 2015 and 2014, respectively.

As a result of the share transactions described above, the Results of Operation set forth below does not reflect the operations for Fujian Jintai. The results of operations of Fujian jintai have been presented as discontinued operations. Therefore, management’s discussion and analysis set forth herein below are based on the results of continuing operations.

Results of Operations

Results of Operations for the three months ended March 31, 2015 and 2014

The following table presents a summary of operating information for the three months ended March 31, 2015 and 2014:

	For The Three Months		Increase/	Increase/
	Ended March 31,		(Decrease)	(Decrease)
(All amounts, other than percentage, in U.S. Dollar)	2015	2014	U.S. Dollar ($)	Percentage (%)
Net revenue	$2,572,962	$2,007,066	$565,896	28.20
Cost of revenue	2,169,091	2,134,619	34,472	1.61
Gross profit (loss)	403,871	(127,553)	531,424	(416.63)

Selling expenses	2,509,369	2,630,623	(121,254)	(4.61)
General and administrative expenses	2,207,956	1,916,185	291,771	15.23
Loss from operations	(4,313,454)	(4,674,361)	360,907	(7.72)
Other income (expense), net	(7,711)	204,425	(212,136)	(103.77)
Interest income	3,078	2,869	209	7.28
Interest expense	(1,948,408)	(2,205,048)	256640	(11.64)
Net loss from continuing operations	(6,266,495)	(6,672,115)	405,620	(6.08)
Loss from discontinued operations	-	(618,930)	618,930	(100.00)

Net loss	$(6,266,495)	$(7,291,045)	$1,024,550	(14.05)

Net Revenue

Net revenue from continuing operations increased by approximately $0.57 million or approximately 28.2%, from approximately $2 million for the three months ended March 31, 2014 to approximately $2.57 million for the three months ended March 31, 2015, including approximately $1.74 million from Yunding Park, an increase of $0.14 million or 9%, $0.1 million from Hua’an Tulou, a decrease of $0.05 million or 33%, and $0.73 million from China Yang-sheng paradise, an increase of $0.48 million or 192%, for the three months ended March 31, 2015, as compared to the same period in 2014. The primary sources of the revenues are ticket sales, tour shuttle bus fees, accommodation and sales from restaurants. The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise and Yunding Park due to effective marketing promotion activities and advertisement that led to an increase in number of tourists. We provided deeper ticket discount due to the fierce competition among the destinations and the decreased tourist consumption had also decreased. The gross revenue increased due to the increase in the number of tourists attracted by the reduced ticket fee. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased slightly by approximately $0.04 million or approximately 1.61%, from approximately $2.13 million for the three months ended March 31, 2014 to approximately $2.17 million for the three months ended March 31, 2015.

Gross profit

Gross profit increased approximately $0.53 million, or approximately 416.63%, from negative gross profit of approximately $0.13 million for the three months ended March 31, 2014 to gross profit of approximately $0.4 million for the three months ended March 31, 2015. Our gross margin was approximately 15.70% for the three months ended March 31, 2015, compared to negative gross profit margin of approximately 6.36% the three months ended March 31, 2014, representing a increase of approximately 22 percentage points. The increase of gross margin was primarily due to the revenue increase at China Yang-sheng paradise and Yunding Park.

Selling Expenses

Selling expenses were approximately $2.51 million for the three months ended March 31, 2015, compared to approximately $2.63 million for the three months ended March 31, 2014, which represents a decrease of approximately $0.12 million, or approximately 4.61%. The decrease in selling expense was primarily due to the decrease in advertisement expenses during the three months ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses were approximately $2.21 million for the three months ended March 31, 2015, compared to approximately $1.92 million for the three months ended March 31, 2014, which represents an increase of approximately $0.29 million, or approximately 15.23%. This increase was due to the increase of administrative expenses for the operation of China Yang-sheng paradise, City of Caves, and Yunding Park during the three months ended March 31, 2015.

Interest expense

Interest expense was approximately $1.95 million for the three months ended March 31, 2015, representing a decrease of approximately $0.26 million or approximately 11.64%, compared to the approximately $2.21 million for the three months ended March 31, 2014. The decrease was primarily due to the lower interest rate for the loans in the three months ended March 31, 2015 .

Net Loss

As a result of the above factors, we have net loss of approximately $6.27 million for the three months ended March 31, 2015 as compared to net loss of approximately $7.29 million for the three months ended March 31, 2014, representing a decrease of loss of approximately $1.02 million or approximately 14.05%. The decrease of loss was primarily attributable to the revenue increase at China Yang-sheng paradise and Yunding Park for the three months ended March 31, 2015 as compared with that for the three months ended March 31, 2014.

Liquidity and Capital Resources

Our principal source of liquidity during the three months ended March 31, 2015 was primarily the proceeds from long-term loans.

As of March 31, 2015, we had cash and cash equivalents of approximately $9.35 million as compared to approximately $0.96 million as of December 31, 2014, representing an increase of $8.39 million. Our principal source of liquidity during the three months ended March 31, 2015 was primarily the proceeds from long-term loans of approximately $29.29 million.

As of March 31, 2015 and December 31, 2014, our working capital deficits were approximately $11.1 million and $35.89 million, respectively.

The following table sets forth a summary of our cash flows for the years indicated:

	For The Three Months Ended March 31,
	2015	2014

Net cash used in operating activities of continuing operations	$(4,122,308)	$(3,917,075)
Net cash used in investing activities of continuing operations	$(112,604)	$(258,000)
Net cash provided by financing activities of continuing operations	$12,594,349	$3,912,241
Net cash used in discontinued operations	$-	$(144,488)

Net cash used in operating activities of continuing operations was approximately $4.12 million for the three months ended March 31, 2015, compared to approximately $3.92 million for the three months ended March 31, 2014. The decrease of $0.20 million was primarily due to the decrease of $1.08 million of accrued expenses and accounts payables, decrease of $0.62 million of loss from discontinued operations, offset by the increase resulted from advances and prepayments of $0.45 million and from the decrease in net loss of $1.02 million.

Net cash used in investing activities of continuing operations was approximately $0.11 million for the three months ended March 31, 2015, compared to approximately $0.26 million for the three months ended March 31, 2014. The increase of approximately $0.15 million was primarily due to the decrease of $0.16 million of cash used in additions to property and equipment.

Net cash provided by financing activities of continuing operations amounted to approximately $12.59 million for the three months ended March 31, 2015, compared to approximately $3.91 million for the three months ended March 31, 2014, representing an increase of approximately $8.68 million. The increase in net cash provided by financing activities was mainly because the increase of $29.29 million in proceeds from bank loans which was offset by the decrease of $20.04 million in repayment of loans from related parties.

Bank loans

As of March 31, 2015, the Company had seven bank loans from three institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $37.58 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $13,070,614 (RMB 80,000,000) and $24,507,401 (RMB 150,000,000) will be due in each twelve-month period as of March 31, 2019 and 2020, respectively. It is secured by the land use right of Jiangxi Zhangshu, and collateralized by the personal guarantees by two of the Company’s directors.

2.	A loan for approximately $31.37 million from China Construction Bank. It bears interest at 6.55% per annum. $1,307,061 (RMB 8,000,000), $1,633,827 (RMB 10,000,000), $3,267,653 (RMB 20,000,000), $3,267,653 (RMB 20,000,000), $4,901,480 (RMB 30,000,000), $4,901,480 (RMB 30,000,000), $6,535,307 (RMB 40,000,000) and $5,555,013 (RMB 34,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

3.	A loan for approximately $29.41 million from Industrial and Commercial Bank of China Limited. The loan bears interest at 7.07% per annum, and is due on December 16, 2021. It is collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Yida (Fujian) Tourism Group Limited., and personal guarantees by two of the Company’s directors.

4.	A loan for approximately $4.9 million from China Construction Bank. It bears interest at 7.86% per annum. $653,531 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively, and $326,763 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

5.	A loan for approximately $4.9 million from China Construction Bank. It bears interest at 7.86% per annum. $653,531 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019, 2020, 2021 and 2022 respectively, and $326,763 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

6.	A loan for approximately $4.08 million from China Construction Bank. It bears interest at 7.86% per annum. $490,148 (RMB 3,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019 and 2020, respectively, $653,531 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2021 and 2022, respectively, and $326,765 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

7.	A loan for approximately $3.76 million from China Construction Bank. It bears interest at 7.86% per annum. $163,383 (RMB 1,000,000), $163,383 (RMB 1,000,000), $326,764 (RMB 2,000,000), $490,148 (RMB 3,000,000), $653,531 (RMB 4,000,000), $653,531 (RMB 4,000,000), $653,531 (RMB 4,000,000) and $653,531 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

In the coming 12 months, we have approximately $5.23 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange funding for the projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of March 31, 2015:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$117,962,291	$5,228,245	$8,986,047	$50,485,247	$53,262,752
Operating Lease Obligations	1,079,307	110,926	60,812	54,780	852,789
Total	$119,041,598	$5,339,171	$9,046,859	$50,540,027	$54,115,541

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

The Company paid approximately $8,964 and $13,751 to the Hua’an government for the three months ended March 31, 2015 and 2014, respectively, and recorded as selling expenses.

2015 Outlook

In 2015, we continued the construction and development of two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. We expect to open City of Caves to the public in the second quarter of 2015. We expect to fund our operations with cash from operations and bank loans.

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

Basis of presentation

The unaudited consolidated financial statements of China Yida Holding, Co. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2015	December 31, 2014
Total current assets *	$10,418,603	$4,407,430
Total assets	$10,426,283	$4,415,085
Total current liabilities #	$19,473,151	$13,352,110
Total liabilities	$19,473,151	$13,352,110

* Including intercompany receivables of $10,348,081 and $4,342,251 as at March 31, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

# Including intercompany payables of $19,442,472 and $13,321,547 as March 31, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. There was no impairment of long-lived assets as of March 31, 2015 and December 31, 2014.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the three months ended March 31, 2015

Tulou

Gross receipts	$101,190

Profit sharing costs	-
Nature resource compensation expenses	8,964
Total paid to the local governments	8,964

Net receipts	$92,226

For the three months ended March 31, 2014

Tulou

Gross receipts	$150,119

Profit sharing costs	-
Nature resource compensation expenses	13,751
Total paid to the local governments	13,751

Net receipts	$136,368

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of March 31, 2015 and December 31, 2014, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At March 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting.

During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There has been no material change to our risk factors from those presented in our Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
10.1	Fixed Assets Loan Agreement with Fuzhou Wusi Branch of Industrial and Commercial Bank of China dated January 9, 2015
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: May 15, 2015	By:	/s/ Minhua Chen
Minhua Chen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)

