Form 10-Q
period 2015-06-30
CHINA YIDA HOLDING, CO.
filed 2015-08-13
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of August 11, 2015
Common stock, $.001 par value	3,914,580

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(UNAUDITED)	(RESTATED)
ASSETS
Current assets
Cash and cash equivalents	$4,225,620	$958,664
Accounts receivable	440,306	343,807
Other receivables, net	209,021	148,828
Advances and prepayments	778,882	838,933
Prepayment - current portion	974,654	832,207
Total current assets	6,628,483	3,122,439

Property and equipment, net	174,572,085	177,225,357
Intangible assets, net	46,063,408	46,419,350
Long-term prepayments	2,392,235	2,032,764
Total assets	$229,656,211	$228,799,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,964,379	$1,954,047
Long-term debt, current portion	3,437,664	3,256,746
Accounts payable	545,196	713,414
Accrued expenses and other payables	1,344,166	1,364,863
Due to related parties	16,120,654	31,680,942
Taxes payable	55,361	38,922
Total current liabilities	23,467,420	39,008,934

Long-term debt	110,964,510	83,047,011
Total liabilities	134,431,930	122,055,945

Commitments and contingencies (Note 14)

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	18,056,524	17,508,968
Retained earnings	25,450,807	37,518,047
Statutory reserve	2,549,330	2,549,330
Total equity	95,224,281	106,743,965
Total liabilities and equity	$229,656,211	$228,799,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$5,801,573	$5,159,977	3,228,611	3,152,911

Cost of revenue	4,512,379	4,312,509	2,375,198	2,177,890

Gross profit	1,289,194	847,468	853,413	975,021

Operating expenses
Selling expenses	4,941,097	4,811,477	2,431,728	2,180,854
General and administrative expenses	3,854,857	3,587,665	1,646,901	1,671,480

Total operating expenses	8,795,954	8,399,142	4,078,629	3,852,334

Loss from operations	(7,506,760)	(7,551,674)	(3,225,216)	(2,877,313)

Other income (expense)
Other (expense) income, net	(313,571)	226,545	(305,860)	22,120
Interest income	8,823	4,473	5,745	1,604
Interest expense	(4,255,732)	(4,461,412)	(2,307,324)	(2,256,364)

Total other expenses	(4,560,480)	(4,230,394)	(2,607,439)	(2,232,640)

Loss before income tax and non-controlling interest	(12,067,240)	(11,782,068)	(5,832,655)	(5,109,953)

Less: Provision for income tax	-	-	-	-

Net loss from continuing operations	(12,067,240)	(11,782,068)	(5,832,655)	(5,109,953)

Net loss from discontinued operations, net of income taxes	-	(541,325)	-	77,605

Net loss	$(12,067,240)	$(12,323,393)	$(5,832,655)	$(5,032,348)

Other comprehensive income
Foreign currency translation gain (loss)	547,556	(1,282,207)	204,053	(183,568)

Comprehensive loss	(11,519,684)	(13,605,600)	(5,628,602)	(5,215,916)

Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	(12,067,240)	(11,782,068)	(5,832,655)	(5,109,953)
Net (loss) income from discontinued operations, net of income taxes	-	(541,325)	-	77,605
Net loss attributable to common stockholders	(12,067,240)	(12,323,393)	(5,832,655)	(5,032,348)

Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(3.08)	$(3.01)	$(1.49)	$(1.31)
- Basic & diluted earnings/(loss) per share from discontinued operations	$-	$(0.14)	$-	$0.02
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(3.08)	$(3.15)	$(1.49)	$(1.29)

Weighted average shares outstanding
- Basic	3,914,580	3,914,580	3,914,580	3,914,580
- Diluted	3,914,580	3,914,580	3,914,580	3,914,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,067,240)	$(12,323,393)
Net loss from discontinued operations	-	541,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,093,590	3,939,119
Amortization	599,751	596,418
Amortization of long-term prepayments	463,181	372,739
Changes in operating assets and liabilities:
Accounts receivable	(94,424)	(228,455)
Other receivables, net	(59,245)	57,182
Advances and prepayments	64,314	(367,112)
Accounts payable	(171,524)	(40,780)
Accrued expenses and other payables	(11,648)	313,935
Taxes payable	-	34,705
Net cash used in continuing operations	(7,183,245)	(7,104,317)
Net cash provided by discontinued operations	-	430,605
Net cash used in operating activities	(7,183,245)	(6,673,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(512,976)	(394,584)
Increase in long-term prepayments for acquisition of property, equipment and land use rights	(377,240)	(289,503)
Net cash used in continuing operations	(890,216)	(684,087)
Net cash used in discontinued operations	-	(48,838)
Net cash used in investing activities	(890,216)	(732,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(571,391)	-
Proceeds from short-term loans	1,959,056	4,558,182
Repayment of short-term loans	(1,959,056)	(2,441,883)
Proceeds from long-term loans	29,385,836	-
Repayment of long-term loans	(1,818,657)	(1,302,338)
(Repayment of) proceeds from loans from related parties	(15,669,166)	7,607,621
Net cash provided by continuing operations	11,326,622	8,421,582
Net cash used in discontinued operations	-	(897,683)
Net cash provided by financing activities	11,326,622	7,523,899

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,795	(183,323)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,266,956	(66,060)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	958,664	2,415,575 (1)
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$4,225,620	$2,349,515 (2)

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$4,255,732	$4,461,412

(1) Included cash and cash equivalents from continuing and discontinued operations of $2,157,738 and $257,837, respectively.

(2) Included cash and cash equivalents from continuing and discontinued operations of $2,325,660 and $23,855, respectively.

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

On June 26, 2013, Fujian Yida formed a wholly owned subsidiary, Yunding Hotel Management Co., Ltd. (“Yunding Hotel”). The total paid-in capital of Yunding Hotel was $4,860,000 (RMB 30 million). Its primary business is to operate and manage the hotel and its facilities at Yunding Park. The subsidiary has changed its name, Ant Colony Hotel Co., Ltd. on April 17, 2015.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the six-month period ended June 30, 2015, the Company reviewed its measurement for valuation of long-lived assets of Tulou Resort, and determined that the value of those long-lived assets has declined. Tulou Resort had experienced consecutive decline in revenue generated from its visitors and tourists and incurred net operating losses since year 2012. In considering the above factors, the Company performed a long-lived asset recoverability test in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, on the lowest level of identifiable cash flows. The recoverability test compared the carrying value of the long-lived assets held by Tulou Resort to the undiscounted cash flows. As a result of this recoverability test, the Company determined that the value of the assets was not recoverable.  The Company then determined the fair value for the long-lived assets of Tulou Resort using a discounted cash flow methodology, which resulted in a $4,384,335 long-lived assets impairment loss.

Despite that net operating losses were significantly lower in the year ended December 31, 2014 as compared to the prior year, while such losses increased again in year 2015, the Company believes that such impairment should have been recorded as of December 31, 2014. The balances as of December 31, 2014 in the accompanying unaudited consolidated balance sheet have been restated. The effects of the adjustments on the Company’s previously issued consolidated balance sheet as of December 31, 2014 are summarized as follows:

	Previously Reported	Impact of Restatement	Restated

Assets
Property and equipment, net	$181,613,405	$(4,388,048)	$177,225,357

Total assets	$233,187,958	$(4,388,048)	$228,799,910

Equity
Accumulated other comprehensive income	$17,512,681	$(3,713)	$17,508,968
Retained earnings	41,902,382	(4,384,335)	37,518,047

Total equity	111,132,013	(4,388,048)	106,743,965

Total liabilities and equity	$233,187,958	$(4,388,048)	$228,799,910

The restatement results in a decrease in property and equipment, net and total assets of $4,388,048, a decrease in accumulated other comprehensive income of $3,713, and a decrease in retained earnings of $4,384,335.

The Company intends to file an amendment to its Form 10-K for the year ended December 31, 2014 and an amendment to its Form 10-Q for the three-month period ended March 31, 2015, as soon as practicable to make the adjustments to its consolidated financial statements contained therein as shown and described above.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2015	December 31, 2014
Total current assets *	$14,428,044	$4,407,430
Total assets	$14,435,739	$4,415,085
Total current liabilities #	$23,576,209	$13,352,110
Total liabilities	$23,576,209	$13,352,110

* Including intercompany receivables of $14,418,537 and $4,342,251 as at June 30, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

# Including intercompany payables of $23,547,270 and $13,321,547 as June 30, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2015 and December 31, 2014, the Company has uninsured deposits in banks of approximately $4,198,000 and $943,000.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments were assessed and recorded as of June 30, 2015 and December 31, 2014, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. Management reassessed and recorded impairment loss of $4,384,335 for the year ended December 31, 2014. There was no additional impairment for the six months ended June 30, 2015.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the six months ended June 30, 2015

Tulou

Gross receipts	$246,799

Profit sharing costs	-
Nature resource compensation expenses	21,993
Total paid to the local governments	21,993

Net receipts	$224,806

For the six months ended June 30, 2014

Tulou

Gross receipts	$359,308

Profit sharing costs	-
Nature resource compensation expenses	32,415
Total paid to the local governments	32,415

Net receipts	$326,893

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three months ended June 30, 2015

Tulou

Gross receipts	$145,609

Profit sharing costs	-
Nature resource compensation expenses	13,029
Total paid to the local governments	13,029

Net receipts	$132,580

For the three months ended June 30, 2014

Tulou

Gross receipts	$209,189

Profit sharing costs	-
Nature resource compensation expenses	18,664
Total paid to the local governments	18,664

Net receipts	$190,525

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the six months ended June 30, 2015 and 2014 were $680,493 and $852,496, respectively. Advertising costs for the three months ended June 30, 2015 and 2014 were $398,725 and $562,333, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $ 192,027 and $148,974 for the six months ended June 30, 2015 and 2014, respectively, and were $ 108,761 and $80,778 for the three months ended June 30, 2015 and 2014 respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of June 30, 2015 and December 31, 2014, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of June 30, 2015, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	June 30, 2015	December 31, 2014

Advance to employees	$118,574	$74,451
Security deposits	42,701	42,670
Other	47,746	31,707
	$209,021	$148,828

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	June 30, 2015	December 31, 2014

Advance payments related to consumables of Yang-Sheng Paradise	$335,995	$493,013
Advance payments related to facilities of Yang-Sheng Paradise	266,122	226,344
Advance payments related to hotel facilities of Yunding resort	77,164	116,104
Other	99,601	3,472
	$778,882	$838,933

As of June 30, 2015 and December 31, 2014, advance payments related to the consumables to be used in Yang-Sheng Paradise were $335,995 and $493,013, respectively. As of June 30, 2015 and December 31, 2014, advance payments related to the facilities of Yang-Sheng Paradise were $266,122 and $226,344, respectively.

As of June 30, 2015 and December 31, 2014, advance payments related to hotel facilities of Yunding resort were $77,164 and $116,104, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
		(Restated)

Buildings, improvements, and attractions	$193,746,564	$192,727,526
Electronic equipment	4,962,548	4,832,741
Transportation equipment	3,126,309	2,705,322
Office furniture	1,014,730	1,005,977
	202,850,151	201,271,566
Less: Accumulated depreciation	(23,866,816)	(19,658,161)
Less: Accumulated impairment	(4,411,250)	(4,388,048)
Property and equipment, net	$174,572,085	$177,225,357

Depreciation expense for the six months ended June 30, 2015 and 2014 were $4,093,590 and $3,939,119 respectively.

Depreciation expense for the three months ended June 30, 2015 and 2014 were $2,059,525 and $1,967,801, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2015	December 31, 2014

Land use right	$48,326,063	$48,071,885
Accumulated amortization	(2,262,655)	(1,652,535)
Intangible assets, net	$46,063,408	$46,419,350

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	INTANGIBLE ASSETS, NET (CONTINUED)

For the six months ended June 30, 2015 and 2014, amortization expense amounted to $599,751 and $596,418, respectively.

For the three months ended June 30, 2015 and 2014, amortization expense amounted to $301,621 and $296,633, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of June 30,
2016	$1,204,884
2017	1,204,884
2018	1,204,884
2019	1,204,884
2020	1,204,884
Thereafter	40,038,988
$46,063,408

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	June 30, 2015	December 31, 2014
Prepayments for project planning, assessments and consultation fees	$1,277,979	$1,408,991
Deferred financing costs	471,410	-
Prepayment for cooperative development	339,883	387,573
Others	302,963	236,201
	$2,392,235	$2,032,764

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of June 30, 2015 and December 31, 2014, prepayments for cooperative development amounted to $339,883 and $387,573, respectively.

Deferred financing costs represent fees paid on amounted to $572,944 (RMB 3.50 million), in order to obtain additional debt used to construct resort project.  These fees were deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of June 30,

2016	$83,275
2017	83,275
2018	83,275
2019	83,275
2020	83,275
Thereafter	138,310
Total minimum payments	$554,685
Current portion recorded under prepayments – current portion	(83,275)

Long term portion	$471,410

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	June 30, 2015	December 31, 2014

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.6% per annum, due June 20, 2015, collateralized by the personal guarantees by two of the Company’s directors.	-	$1,954,047
Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.245% per annum, due June 29, 2016, collateralized by the personal guarantees by two of the Company’s directors.	1,964,379	-

In June 2014, the Company borrowed an amount of $1,954,047 (RMB 12 million) due on June 20, 2015 from Fujian Haixia Bank, with the interest rate at 9.6% per annum. This loan was repaid in full amount in June, 2015.

In June 2015, the Company borrowed an amount of $1,964,379 (RMB 12 million) due on June 30, 2016 from Fujian Haixia Bank, with the interest rate at 8.245% per annum.

Interest expense for the six months ended June 30, 2015 and 2014 amounted to $97,169 and $106,222, respectively. Interest expense for the three months ended June 30, 2015 and 2014 amounted to $50,297 and $52,893, respectively.

Long-term debt

Long term debt consists of the following:

	June 30, 2015	December 31, 2014

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due on November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$37,650,602	$37,452,574

Loan from China Construction Bank, interest rate at 6.55% per annum, final installment due on July 15, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (b))	30,775,275	31,264,757

Loan from Industrial and Commercial Bank of China Limited., interest rate from 6.50% to 7.07% per annum, final installment due on December 16, 2021, collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Yida (Fujian) Tourism Group Limited., and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	29,279,073	-

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	4,583,552	4,885,118

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	4,583,552	4,885,118

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (f))	3,846,909	4,070,932

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (g))	3,683,211	3,745,257
	114,402,174	86,303,757
Less: current portion	(3,437,664)	(3,256,746)
Total	$110,964,510	$83,047,011

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS (CONTINUED)

Note:

(a)	$13,095,862 (RMB 80,000,000) and $24,554,740 (RMB 150,000,000) will be due in each twelve-month period as of June 30, 2019 and 2020, respectively.

(b)	$1,473,284 (RMB 9,000,000), $2,455,474 (RMB 15,000,000), $3,273,965 (RMB 20,000,000), $4,092,457 (RMB 25,000,000), $4,910,948 (RMB 30,000,000), $5,729,439 (RMB 35,000,000), $3,273,965 (RMB 20,000,000) and $5,565,743 (RMB 34,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively.

(c)	$29,279,073 (RMB 178,860,000) will be due in the twelve-month period as of June 30, 2022.

(d)	$654,793 (RMB 4,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, 2019, 2020, and 2021, respectively, $327,397 (RMB 2,000,000) and $327,397 (RMB 2,000,000) will be due in the twelve-month period as of June 30, 2022 and 2023.

(e)	$654,793 (RMB 4,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, 2019, 2020, and 2021, respectively, $327,397 (RMB 2,000,000) and $327,397 (RMB 2,000,000) will be due in the twelve-month period as of June 30, 2022 and 2023.

(f)	$491,095 (RMB 3,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, and 2019, respectively, $572,944 (RMB 3,500,000), $654,793 (RMB 4,000,000), $327,397 (RMB 2,000,000) and $327,397 (RMB 2,000,000) will be due in each twelve-month period as of June 30, 2020, 2021, 2022 and 2023, respectively.

(g)	$163,698 (RMB 1,000,000), $245,547 (RMB 1,500,000), $409,246 (RMB 2,500,000), $572,944 (RMB 3,500,000), $654,793 (RMB 4,000,000), $654,793 (RMB 4,000,000), $327,397 (RMB 2,000,000) and $654,793 (RMB 4,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively.

Interest expense for the six months ended June 30, 2015 and 2014 amounted to $4,158,563 and $4,355,190, respectively.

Interest expense for the three months ended June 30, 2015 and 2014 amounted to $2,257,027 and $2,203,471, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	June 30, 2015	December 31, 2014

Accrued payroll	$506,800	$550,573
Accrued local government fees	349,648	347,040
Unearned revenue	207,679	100,508
Security deposits payable	127,956	224,125
Welfare payable	13,298	13,228
Other	138,785	129,389
	$1,344,166	$1,364,863

11.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the six months ended June 30, 2015 and 2014. Net operating loss at June 30, 2015, which can be used to offset future taxable income, was approximately $3,998,338. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX (CONTINUED)

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the six months ended June 30, 2015 and 2014.

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

Provision for income tax consists of the following:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2015	2014	2015	2014

Current
USA	$-	$-	$-	$-
China	-	-	-	-
	-	-	-	-
Deferred
USA
Deferred tax asset for NOL carry forwards	48,125	45,076	15,645	23,921
Valuation allowance	(48,125)	(45,076)	(15,645)	(23,921)
	-	-	-	-
China
Deferred tax asset for NOL carry forwards	2,990,511	2,903,389	1,449,098	1,263,730
Valuation allowance	(2,990,511)	(2,903,389)	(1,449,098)	(1,263,730)
Net changes in deferred income tax under non-current portion	-	-	-	-

Net deferred income tax expenses	-	-	-	-

Total provision for income tax	$-	$-	$-	$-

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The six months Ended June 30,
	2015	2014

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.0%)	(25.0%)
Effective income tax rates	(0.0%)	(0.0%)

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the six months ended June 30, 2015 and 2014, respectively.

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

The change in total allowance for the six months ended June 30, 2015 and 2014 was an increase of $3,038,636 and $2,948,465, respectively.

The change in total allowance for the three months ended June 30, 2015 and 2014 was an increase of $1,464,743 and $1,287,651 respectively.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2014	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of June 30, 2015	18,000

For the six months ended June 30, 2015 and 2014, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

For the three months ended June 30, 2015 and 2014, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

The results of Fujian Jintai have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following table:

	For The six months Ended June 30,
	2015	2014

Net Revenue	$-	$1,986,153
Cost of Revenue	-	1,231,777
Selling expenses	-	594,369
General, and administrative expenses	-	475,277
Interest expense	-	355,640
Interest income	-	680
Other income, net	-	128,905
Net loss	$-	$(541,325)

	For The three months Ended June 30,
	2015	2014

Net Revenue	$-	$1,339,187
Cost of Revenue	-	678,151
Selling expenses	-	316,031
General, and administrative expenses	-	211,871
Interest expense	-	172,671
Interest income	-	336
Other income, net	-	116,806
Net income	$-	$77,605

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of June 30,
2016	$90,397
2017	27,332
2018	27,374
2019	27,419
2020	27,467
Thereafter	847,563
Total minimum payments	$1,047,552

The Company incurred rental expenses of $157,969 and $124,665 for the six months ended June 30, 2015 and 2014, respectively.

The Company incurred rental expenses of $73,637 and $72,018 for the three months ended June 30, 2015 and 2014, respectively.

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

The Company paid approximately $21,993 and $32,415 to the Hua’an government for the six months ended June 30, 2015 and 2014, respectively, and recorded as selling expenses.

The Company paid approximately $13,029 and $18,664 to the Hua’an government for the three months ended June 30, 2015 and 2014, respectively, and recorded as selling expenses.

(3) Litigation

The Company’s management does not expect the legal proceedings involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

15.	DUE TO RELATED PARTIES

As of June 30, 2015, the Company had $13,197,119 and $2,923,535 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. As of December 31, 2014, the Company had $28,921,820 and $2,759,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advertisement Co., Ltd. Those loans are unsecured, bear no interest, and due on demand.

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

Basic and diluted:

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2015	2014	2015	2014
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(12,067,240)	$(11,782,068)	$(5,832,655)	$(5,109,953)
Net (loss) income from discontinued operations, net of income taxes	-	(541,325)	-	77,605
Net loss attributable to common stockholders	$(12,067,240)	$(12,323,393)	$(5,832,655)	$(5,032,348)
Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted loss per share from continued operations	$(3.08)	$(3.01)	$(1.49)	$(1.31)
- Basic & diluted earnings per share from discontinued operations	-	(0.14)	-	0.02
- Basic & diluted loss per share attributable to common stockholders	$(3.08)	$(3.15)	$(1.49)	$(1.29)
Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,914,580	3,914,580	3,914,580
Potential common shares outstanding as of June 30, 2015:
Warrants outstanding	-	-	-	-
Options outstanding	18,000	18,000	18,000	18,000

For the six and three months ended June 30, 2015 and 2014, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date which the consolidated financial statements were issued. All subsequent events requiring recognition as of June 30, 2015 have been incorporated into these unaudited consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

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

After disposition of our advertising business, our current business is solely tourism. Our tourism business has become the primary source of our revenue since first quarter of 2014.

We currently operate Hua’AnTulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (which is certified as a World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers, and China Yang-Sheng Paradise. As of March 31, 2015, through our wholly owned subsidiaries in China, we have entered into two  cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, and (ii) the Fenyi County, Xinyu City, Jiangxi Province Government. Under these agreements, we have obtained the right to invest in the construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Yang-sheng Paradise”) (consist of: (a) Salt Water Hot Spring SPA & Health Center, (b) Yang-sheng Holiday Resort, (c) World Yang-sheng Cultural Museum, (d) International Camphor Tree Garden, (e) Chinese Medicine and Herb Museum, (f) Yang-sheng Sports Club, (g) Old Town of Chinese Traditional Medicine, and (h) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”).

The revenue from tourism has been increasing. However, any increase in tourism revenue will depend on the progress we make in developing our existing and new projects in our other tourist destinations. Our tourism business is seasonal, although we have visitors to our parks throughout the year. In 2015, we will continue to develop and construct the new Jiangxi projects i.e. the second phase construction of Yang-sheng Paradise and the City of Caves. As of June 30, 2015, the first phase of City of Caves in Jiangxi had been completed and opened to public in May, 2015.

Factors Affecting Our Performance

Our revenue is driven by the reputation of our tourist destinations. We strive to present quality tourist attractions that offer our visitors diverse entertainment, including catering, hotel, transportation, and shopping. We generate our revenue from our visitors and tourists. We incur many costs associated with operating the tourist business, including, administration fees, land use rights expenses, and revenue sharing fees, etc.

We began to generate revenue after the grand openings of Yang-sheng Paradise which opened in October 2014, and the grand openings of City of Caves which opened in May 2015. Also, we expect Yunding to continue to grow.

Discontinued Operations

On August 26, 2014, Hong Kong Yi Tat entered into a certain share transfer agreement with Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd. (the “Purchaser”), pursuant to which Hong Kong Yi Tat sold 100% of its equity interest in Fujian Jintai to the Purchaser for a price of RMB 228,801,359, or approximately $37 million.

Net loss from the discontinued operations was $0 and $541,325 for the six months ended June 30, 2015 and 2014, respectively.

Net income from the discontinued operations was $0 and $77,605 for the three months ended June 30, 2015 and 2014, respectively.

As a result of the share transactions described above, the Results of Operation set forth below does not reflect the operations for Fujian Jintai. The results of operations of Fujian Jintai have been presented as discontinued operations. Therefore, management’s discussion and analysis set forth herein below are based on the results of continuing operations.

Results of Operations

Results of Operations for the six months ended June 30, 2015 and 2014

The following table presents a summary of operating information for the six months ended June 30, 2015 and 2014:

	For The Six Months Ended		Increase/ (Decrease)	Increase/ (Decrease)
(All amounts, other than	June 30,		U.S. Dollar	Percentage
percentage, in U.S. Dollar)	2015	2014	($)	(%)
Net revenue	$5,801,573	$5,159,977	$641,596	12.43
Cost of revenue	4,512,379	4,312,509	199,870	4.63
Gross profit	1,289,194	847,468	441,726	52.12

Selling expenses	4,941,097	4,811,477	129,620	2.69
General and administrative expenses	3,854,857	3,587,665	267,192	7.45
Loss from operations	(7,506,760)	(7,551,674)	44,914	-0.59
Other expense, net	(313,571)	226,545	(540,116)	(238.41)
Interest income	8,823	4,473	4,350	97.25
Interest expense	(4,255,732)	(4,461,412)	205,680	(4.61)
Net loss from continuing operations	(12,067,240)	(11,782,068)	(285,172)	2.42
Net loss from discontinued operations	-	(541,325)	541,325	(100.00)

Net loss	$(12,067,240)	$(12,323,393)	$256,153	(2.08)

Net Revenue

Net revenue from continuing operations increased by approximately $0.64 million or approximately 12.43%, from approximately $5.16 million for the six months ended June 30, 2014 to approximately $5.80 million for the six months ended June 30, 2015, including approximately $3.85 million from Yunding Park, a decrease of $0.41 million or 10%, $0.25 million from Hua’anTulou, a decrease of $0.11 million or 31%, $1.45 million from China Yang-sheng paradise, an increase of $0.90 million or 164%, and $0.25 million from the City of Caves, an increase of $0.25 million or 100%, for the six months ended June 30, 2015, as compared to the same period in 2014. The primary sources of the revenues are ticket sales, tour shuttle bus fees, accommodation and sales from restaurants. The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves due to effective marketing and promotions that led to an increase in number of visitors. We provided deeper ticket discount due to the fierce competition among the destinations and the decreased tourist consumption. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $0.20 million or approximately 4.63%, from approximately $4.31 million for the six months ended June 30, 2014 to approximately $4.51 million for the six months ended June 30, 2015. The increase in cost of revenue was primarily due to an increase in the depreciation cost of newly-opened City of Caves.

Gross profit

Gross profit increased approximately $0.44 million, or approximately 52.12%, from approximately $0.85 million for the six months ended June 30, 2014 to approximately $1.29 million for the six months ended June 30, 2015. Our gross profit margin was approximately 22.22% for the six months ended June 30, 2015, compared to gross profit margin of approximately 16.42% the six months ended June 30, 2014, representing an increase of approximately 6 percentage points. The increase of gross profit margin was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves.

Selling Expenses

Selling expenses were approximately $4.94 million for the six months ended June 30, 2015, compared to approximately $4.81 million for the six months ended June 30, 2014, which represents an increase of approximately $0.13 million, or approximately 2.69%. The increase in selling expense was primarily due to the increase in variable costs, including operation costs of shuttle buses and cable cars, hotel maintaining costs, and marketing expenses at China Yang-sheng paradise and the City of Caves during the six months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses were approximately $3.85 million for the six months ended June 30, 2015, compared to approximately $3.58 million for the six months ended June 30, 2014, which represents an increase of approximately $0.27 million, or approximately 7.45%. This increase was due to the increase of administrative expenses for the operation of China Yang-sheng paradise and City of Caves during the six months ended June 30, 2015.

Interest expense

Interest expense was approximately $4.26 million for the six months ended June 30, 2015, representing a decrease of approximately $0.20 million or approximately 4.61%, compared to the approximately $4.46 million for the six months ended June 30, 2014. The decrease was primarily due to the lower interest rate for the bank loans in the six months ended June 30, 2015.

Net Loss

As a result of the above factors, we have net loss of approximately $12.07 million for the six months ended June 30, 2015 as compared to net loss of approximately $12.32 million for the six months ended June 30, 2014, representing a decrease of loss of approximately $0.25 million or approximately 2.08%. The decrease of loss was primarily attributable to the revenue increase at China Yang-sheng paradise and City of Caves for the six months ended June 30, 2015 as compared with that for the six months ended June 30, 2014.

Results of Operations

Results of Operations for the three months ended June 30, 2015 and 2014

The following table presents a summary of operating information for the three months ended June 30, 2015 and 2014:

	For The Three Months Ended		Increase/(Decrease)	Increase/(Decrease)
(All amounts, other than	June 30,		U.S. Dollar	Percentage
percentage, in U.S. Dollar)	2015	2014	($)	(%)
Net revenue	$3,228,611	$3,152,911	$75,700	2.40
Cost of revenue	2,375,198	2,177,890	197,308	9.06
Gross profit	853,413	975,021	(121,608)	(12.47)

Selling expenses	2,431,728	2,180,854	250,874	11.50
General and administrative expenses	1,646,901	1,671,480	(24,579)	(1.47)
Loss from operations	(3,225,216)	(2,877,313)	(347,903)	12.09
Other expense, net	(305,860)	22,120	(327,980)	(1482.73)
Interest income	5,745	1,604	4,141	258.17
Interest expense	(2,307,324)	(2,256,364)	(50,960)	2.26
Net loss from continuing operations	(5,832,655)	(5,109,953)	(722,702)	14.14
Net income from discontinued operations	-	77,605	(77,605)	(100.00)

Net loss	$(5,832,655)	$(5,032,348)	$(800,307)	15.90

Net Revenue

Net revenue from continuing operations increased by approximately $0.08 million or approximately 2.4%, from approximately $3.15million for the three months ended June 30, 2014 to approximately $3.23 million for the three months ended June 30, 2015, including approximately $2.11 million from Yunding Park, a decrease of $0.55 million or 21%, $0.15 million from Hua’an Tulou, a decrease of $0.06 million or 29%, $0.72 million from China Yang-sheng paradise, an increase of $0.42 million or 140%, and $0.25 million from the City of Caves, an increase of $0.25 million or 100%, for the three months ended June 30, 2015, as compared to the same period in 2014. The primary sources of the revenues are ticket sales, tour shuttle bus fees, accommodation and sales from restaurants. The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves due to effective marketing and promotions that led to an increase in number of visitors. We provided deeper ticket discount due to the fierce competition among the destinations and the decreased tourist consumption. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $0.20 million or approximately 9.06%, from approximately $2.18 million for the three months ended June 30, 2014 to approximately $2.38 million for the three months ended June 30, 2015.The increase in cost of revenue was primarily due to an increase in the depreciation cost of newly-opened City of Caves.

Gross profit

Gross profit decreased approximately $0.12 million, or approximately 12.47%, from approximately $0.97 million for the three months ended June 30, 2014 to approximately $0.85 million for the three months ended June 30, 2015. Our gross profit margin was approximately 26.43% for the three months ended June 30, 2015, compared to gross profit margin of approximately 30.92% for the three months ended June 30, 2014, representing a decrease of approximately 4 percentage points. The decrease of gross profit margin was primarily due to the revenue decrease at Yunding Park.

Selling Expenses

Selling expenses were approximately $2.43 million for the three months ended June 30, 2015, compared to approximately $2.18 million for the three months ended June 30, 2014, which represents an increase of approximately $0.25 million, or approximately 11.50%. The increase in selling expense was primarily due to the increase in variable costs, including operation costs of shuttle buses and cable cars, hotel maintaining costs, and advertisement expenses at China Yang-sheng paradise and the City of Caves during the three months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses were approximately $1.65 million for the three months ended June 30, 2015, compared to approximately $1.67 million for the three months ended June 30, 2014, which represents a slight decrease of approximately $0.02 million, or approximately 1.47%.

Interest expense

Interest expense was approximately $2.31 million for the three months ended June 30, 2015, representing a slight increase of approximately $0.05 million or approximately 2.26%, compared to the approximately $2.26 million for the three months ended June 30, 2014.

Net Loss

As a result of the above factors, we have net loss of approximately $5.83 million for the three months ended June 30, 2015 as compared to net loss of approximately $5.03 million for the three months ended June 30, 2014, representing an increase of loss of approximately $0.80 million or approximately 15.90%. The increase of loss was primarily attributable to the revenue decrease at Yunding Park for the three months ended June 30, 2015 as compared with that for the three months ended June 30, 2014.

Liquidity and Capital Resources

Our principal source of liquidity during the six months ended June 30, 2015 was primarily the proceeds from long-term loans.

As of June 30, 2015, we had cash and cash equivalents of approximately $4.23 million as compared to approximately $0.96 million as of December 31, 2014, representing an increase of $3.27 million. Our principal source of liquidity during the six months ended June 30, 2015 was primarily the proceeds from long-term loans of approximately $29.39 million.

As of June 30, 2015 and December 31, 2014, our working capital deficits were approximately $16.84 million and $35.89 million, respectively.

The following table sets forth a summary of our cash flows for the periods indicated:

	For The Six Months Ended June 30,
	2015	2014

Net cash used in operating activities of continuing operations	$(7,183,245)	$(7,104,317)
Net cash used in investing activities of continuing operations	$(890,216)	$(684,087)
Net cash provided by financing activities of continuing operations	$11,326,622	$8,421,582
Net cash used in discontinued operations	$-	$(515,915)

Net cash used in operating activities of continuing operations was approximately $7.18 million for the six months ended June 30, 2015, compared to approximately $7.10 million for the six months ended June 30, 2014. The increase of $0.08 million of net cash used was primarily due to the increase in net cash used from changes in other receivables, accounts payables, and accrued expenses and other payables of $0.57 million, offset by the increase in net cash provided from change in advances and prepayments of $0.43 million, offset.

Net cash used in investing activities of continuing operations was approximately $0.89 million for the six months ended June 30, 2015, compared to approximately $0.68 million for the six months ended June 30, 2014. The increase of approximately $0.21 million cash used was primarily due to the increase of $0.12 million of cash used in additions to property and the increase of 0.09 million of increase in long-term prepayments for acquisition of property, equipment and land use rights.

Net cash provided by financing activities of continuing operations amounted to approximately $11.33 million for the six months ended June 30, 2015, compared to approximately $8.42 million for the six months ended June 30, 2014, representing an increase of approximately $2.91 million. The increase in net cash provided by financing activities was mainly because the increase of $26.75 million in net proceeds from bank loans which was offset by the decrease of $23.28 million in repayment of loans from related parties.

Bank loans

As of June 30, 2015, the Company had eight bank loans from three institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $37.65 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $13,095,862 (RMB 80,000,000) and $24,554,740 (RMB 150,000,000) will be due in each twelve-month period as of June 30, 2019 and 2020, respectively. It is secured by the land use right of Jiangxi Zhangshu, and collateralized by the personal guarantees by two of the Company’s directors.

2.	A loan for approximately $30.78 million from China Construction Bank. It bears interest at 6.55% per annum. $1,473,284 (RMB 9,000,000), $2,455,474 (RMB 15,000,000), $3,273,965 (RMB 20,000,000), $4,092,457 (RMB 25,000,000), $4,910,948 (RMB 30,000,000), $5,729,439 (RMB 25,000,000), $3,273,965 (RMB 20,000,000) and $5,565,743 (RMB 34,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

3.	A loan for approximately $29.28 million from Industrial and Commercial Bank of China Limited. The loan bears interest at from 6.50% to 7.07% per annum, and is due on December 16, 2021. It is collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Yida (Fujian) Tourism Group Limited., and personal guarantees by two of the Company’s directors.

4.	A loan for approximately $4.58 million from China Construction Bank. It bears interest at 7.86% per annum. $654,793 (RMB 4,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, 2019, 2020, and 2021, respectively, $327,397 (RMB 2,000,000) and $327,397 (RMB 2,000,000) will be due in the twelve-month period as of June 30, 2022 and 2023. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

5.	A loan for approximately $4.58 million from China Construction Bank. It bears interest at 7.86% per annum. $654,793 (RMB 4,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, 2019, 2020, and 2021, respectively, $327,397 (RMB 2,000,000)and $327,397 (RMB 2,000,000) will be due in the twelve-month period as of June 30, 2022 and 2023. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

6.	A loan for approximately $3.85 million from China Construction Bank. It bears interest at 7.86% per annum. $491,095 (RMB 3,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, and 2019, respectively, $572,944 (RMB 3,500,000), $654,793 (RMB 4,000,000), $327,397 (RMB 2,000,000) and $327,397 (RMB 2,000,000) will be due in each twelve-month period as of June 30, 2020, 2021, 2022 and 2023, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

7.	A loan for approximately $3.68 million from China Construction Bank. It bears interest at 7.86% per annum. $163,698 (RMB 1,000,000), $245,547 (RMB 1,500,000), $409,246 (RMB 2,500,000), $572,944 (RMB 3,500,000), $654,793 (RMB 4,000,000), $654,793 (RMB 4,000,000), $327,397 (RMB 2,000,000) and $654,793 (RMB 4,000,000) will be due in each twelve-month period as of June 30, 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

8.	A loan for approximately $1.96 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.245% per annum, and is due on June 29, 2016.

In the coming 12 months, we have approximately $5.4 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange funding for the projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of June 30, 2015:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$116,366,553	$5,402,043	$9,985,594	$51,564,955	$49,413,961
Operating Lease Obligations	1,047,552	90,397	54,706	54,886	847,563
Total	$117,414,105	$5,492,440	$10,040,300	$51,619,841	$50,261,524

Compensation For Using Nature Resources Commitments

In December 2008, Tulou entered into a Tourist Resources Development Agreement with Hua’an County Government (“Hua’an government”) which is related to pay compensation fees for using natural resources in Tulou. The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% in twenty three years and thereafter when the ticket price of the Clusters is RMB60 ($9.50 USD) or above per person.

The Company paid approximately $21,993 and $32,415 to the Hua’an government for the six months ended June 30, 2015 and 2014, respectively, and recorded as selling expenses.

The Company paid approximately $13,029 and $18,664 to the Hua’an government for the three months ended June 30, 2015 and 2014, respectively, and recorded as selling expenses.

2015 Outlook

In 2015, we continued the construction and development of two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. The City of Caves opened in May, 2015 as expected. Now that the Company has more cash generated from two new opened tourism sites, we will continue to develop the projects.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fuyu, Fujian Yida, Tulou, YongtaiYunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment, Yida Arts, Yunding hotel, Jiangxi Travel and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	June 30, 2015	December 31, 2014
Total current assets *	$14,428,044	$4,407,430
Total assets	$14,435,739	$4,415,085
Total current liabilities #	$23,576,029	$13,352,110
Total liabilities	$23,576,209	$13,352,110

* Including intercompany receivables of $14,418,537 and $4,342,251 as at June 30,2015 and December 31, 2014, respectively, to be eliminated in consolidation.

# Including intercompany payables of $23,547,270 and $13,321,547 as June 30, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. Management reassessed and recorded impairment loss of $4,384,335 for the year ended December 31, 2014. There was no additional impairment for the six months ended June 30, 2015.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the six months ended June 30, 2015

Tulou

Gross receipts	$246,799

Profit sharing costs	-
Nature resource compensation expenses	21,993
Total paid to the local governments	21,993

Net receipts	$224,806

For the six months ended June 30, 2014

Tulou

Gross receipts	$359,308

Profit sharing costs	-
Nature resource compensation expenses	32,415
Total paid to the local governments	32,415

Net receipts	$326,893

For the three months ended June 30, 2015

Tulou

Gross receipts	$145,609

Profit sharing costs	-
Nature resource compensation expenses	13,029
Total paid to the local governments	13,029

Net receipts	$132,580

For the three months ended June 30, 2014

Tulou

Gross receipts	$209,189

Profit sharing costs	-
Nature resource compensation expenses	18,664
Total paid to the local governments	18,664

Net receipts	$190,525

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of June 30, 2015 and December 31, 2014, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At June 30, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

CHINA YIDA HOLDING, CO.

Date: August 13, 2015	By:	/s/ Minhua Chen
Minhua Chen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)

