Form 10-Q
period 2015-09-30
CHINA YIDA HOLDING, CO.
filed 2015-11-13
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 12, 2015
Common stock, $.001 par value	3,914,580

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

CHINA YIDA HOLDING CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(UNAUDITED)	(RESTATED)
ASSETS
Current assets
Cash and cash equivalents	$1,973,993	$958,664
Accounts receivable	472,891	343,807
Other receivables, net	211,871	148,828
Advances and prepayments	657,955	838,933
Prepayment - current portion	897,944	832,207
Total current assets	4,214,654	3,122,439

Property and equipment, net	165,682,119	177,225,357
Intangible assets, net	43,927,408	46,419,350
Long-term prepayments	2,057,158	2,032,764
Total assets	$215,881,339	$228,799,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,885,666	$1,954,047
Long-term debt, current portion	3,299,915	3,256,746
Accounts payable	476,005	713,414
Accrued expenses and other payables	1,365,890	1,364,863
Due to related parties	14,863,953	31,680,942
Taxes payable	57,858	38,922
Total current liabilities	21,949,287	39,008,934

Long-term debt	106,338,980	83,047,011
Total liabilities	128,288,267	122,055,945

Commitments and contingencies (Note 14)

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	14,136,329	17,508,968
Retained earnings	21,739,793	37,518,047
Statutory reserve	2,549,330	2,549,330
Total equity	87,593,072	106,743,965
Total liabilities and equity	$215,881,339	$228,799,910

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$10,710,797	$9,030,961	$4,909,224	$3,870,984

Cost of revenue	7,129,467	6,784,170	2,617,088	2,471,661

Gross profit	3,581,330	2,246,791	2,292,136	1,399,323

Operating expenses
Selling expenses	7,348,263	7,717,558	2,407,166	2,906,081
General and administrative expenses	5,278,801	5,555,330	1,423,944	1,967,665

Total operating expenses	12,627,064	13,272,888	3,831,110	4,873,746

Loss from operations	(9,045,734)	(11,026,097)	(1,538,974)	(3,474,423)

Other income (expense)
Other (expense) income, net	(326,284)	(399,986)	(12,713)	(618,142)
Interest income	12,836	7,448	4,013	2,975
Interest expense	(6,419,072)	(6,460,899)	(2,163,340)	(1,999,487)

Total other expenses	(6,732,520)	(6,853,437)	(2,172,040)	(2,614,654)

Loss before income tax and non-controlling interest	(15,778,254)	(17,879,534)	(3,711,014)	(6,089,077)

Less: Provision for income tax	-	-	-	-

Net loss from continuing operations	(15,778,254)	(17,879,534)	(3,711,014)	(6,089,077)

Discontinued operation
Loss from discontinued operations, net of income taxes	-	(616,732)	-	(83,796)
Loss on disposal of subsidiary, net of income taxes	-	(6,510,630)	-	(6,510,630)

Net loss from discontinued operations, net of income taxes	-	(7,127,362)	-	(6,594,426)

Net loss	$(15,778,254)	$(25,006,896)	$(3,711,014)	$(12,683,503)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(3,372,639)	(1,138,800)	(3,920,195)	143,407

Comprehensive loss	$(19,150,893)	$(26,145,696)	$(7,631,209)	$(12,540,096)

Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	(15,778,254)	(17,879,534)	(3,711,014)	(6,089,077)
Net loss from discontinued operations, net of income taxes	-	(7,127,362)	-	(6,594,426)
Net loss attributable to common stockholders	(15,778,254)	(25,006,896)	(3,711,014)	(12,683,503)

Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(4.03)	$(4.57)	$(0.95)	$(1.56)
- Basic & diluted earnings/(loss) per share from discontinued operations	$-	$(1.82)	$-	$(1.68)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(4.03)	$(6.39)	$(0.95)	$(3.24)

Weighted average shares outstanding
- Basic	3,914,580	3,914,580	3,914,580	3,914,580
- Diluted	3,914,580	3,914,580	3,914,580	3,914,580

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2015	2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,778,254)	$(25,006,896)
Net loss from discontinued operations	-	616,732
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operation	-	6,510,630
Depreciation	6,104,393	6,412,392
Amortization	894,246	893,871
Amortization of long-term prepayments	809,592	586,563
Changes in operating assets and liabilities:
Accounts receivable	(145,465)	(132,831)
Other receivables, net	(70,355)	28,156
Advances and prepayments	156,297	(352,702)
Accounts payable	(218,992)	79,007
Accrued expenses and other payables	50,295	587,164
Taxes payable	20,924	55,851
Net cash used in continuing operations	(8,177,319)	(9.722,063)
Net cash provided by discontinued operations	-	675,366
Net cash used in operating activities	(8,177,319)	(9,046,697)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued entity	-	35,570,385
Additions to property and equipment	(598,477)	(8,097,950)
Increase in long-term prepayments for acquisition of property, equipment and land use rights	(438,912)	(235,105)
Net cash (used in) provided by continuing operations	(1,037,389)	27,237,330
Net cash provided by discontinued operations	-	471,410
Net cash (used in) provided by investing activities	(1,037,389)	27,708,740
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(566,939)	-
Proceeds from short-term loans	1,943,792	4,554,327
Repayment of short-term loans	(1,943,792)	(2,439,818)
Proceeds from long-term loans	29,156,880	40,175,667
Repayment of long-term loans	(1,989,147)	(47,495,120)
(Repayment of) proceeds from loans from related parties	(16,304,983)	6,483,770
Net cash provided by continuing operations	10,295,811	1,278,826
Net cash used in discontinued operations	-	(16,196,038)
Net cash provided by (used in) financing activities	10,295,811	(14,917,212)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(65,774)	(174,502)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,015,329	3,570,329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	958,664	2,415,575 (1)
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$1,973,993	$5,985,904 (2)
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$6,419,072	$6,404,999

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

As of and For The Year Ended December 31, 2014

During the nine-month period ended September 30, 2015, the Company reviewed its measurement for valuation of long-lived assets of Tulou Resort, and determined that the value of those long-lived assets has declined. Tulou Resort had experienced consecutive decline in revenue generated from its visitors and tourists and incurred net operating losses since year 2012. In considering the above factors, the Company performed a long-lived asset recoverability test in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”, on the lowest level of identifiable cash flows. The recoverability test compared the carrying value of the long-lived assets held by Tulou Resort to the undiscounted cash flows. As a result of this recoverability test, the Company determined that the value of the assets was not recoverable.  The Company then determined the fair value for the long-lived assets of Tulou Resort using a discounted cash flow methodology, which resulted in a $4,384,335 long-lived assets impairment loss for the year ended December 31, 2014.

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

As of and For The Nine Months Ended September 30, 2014

The Company has restated its consolidated financial statements as of and for the nine months ended September 30, 2014 to correct errors identified in the Statement of Cash Flows. The restatement corrects the classification of cash flow resulted from proceeds from disposal of discontinued entity and eliminates the cash flows between continuing and discontinued operations. In addition, certain classifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The restatement and reclassification have no impact on the Company’s previously reported Consolidated Balance Sheets or Consolidated Statements of Income and Comprehensive Income.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

The effects of the adjustments on the Company’s previously issued financial statements for the nine months ended September 30, 2014 are summarized as follows:

Selected Consolidation Statements of Cash Flows information for the nine months ended September 30, 2014.

		Effect of
	Previously Reported	Restatement/ Reclassification	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Amortization of long-term prepayments	$-	$586,563	$586,563
Net cash used in continuing operations	(10,308,626)	586,563	(9,722,063)
Net cash used in operating activities	(9,633,260)	586,563	(9,046,697)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued entity	-	35,570,385	35,570,385
Increase in long-term prepayments for acquisition of property, equipment and land use rights	351,458	(582,563)	(235,105)
Net cash provided by (used in) continuing operations	(7,746,493)	34,983,823	27,237,330
Net cash provided by (used in) investing activities	(7,275,083)	34,983,823	27,708,740
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from disposal of discontinued entity	35,570,385	(35,570,385)	-
Proceeds from discontinued entities	23,480,855	(23,480,855)	-
Repayment to discontinued entities	(38,277,859)	38,277,859	-
Net cash provided by continuing operations	22,052,207	(20,773,381)	1,278,826
Net cash used in discontinued operations	(1,399,034)	(14,797,004)	(16,196,038)
Net cash provided by (used in) financing activities	20,653,173	(35,570,385)	(14,917,212)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30, 2015	December 31, 2014
Total current assets *	$16,988,277	$4,407,430
Total assets	$16,995,664	$4,415,085
Total current liabilities #	$25,820,983	$13,352,110
Total liabilities	$25,820,983	$13,352,110

* Including intercompany receivables of $16,818,923 and $4,342,251 as at September 30, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

# Including intercompany payables of $25,810,077 and $13,321,547 as September 30, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2015 and December 31, 2014, the Company has uninsured deposits in banks of approximately $1,973,000 and $943,000.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments were assessed and recorded as of September 30, 2015 and December 31, 2014, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. Management reassessed and recorded impairment loss of $4,384,335 for the year ended December 31, 2014. There was no additional impairment for the nine months ended September 30, 2015.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the nine months ended September 30, 2015

Tulou

Gross receipts	$346,726

Profit sharing costs	-
Nature resource compensation expenses	31,532
Total paid to the local governments	31,532

Net receipts	$315,194

For the nine months ended September 30, 2014

Tulou

Gross receipts	$486,126

Profit sharing costs	-
Nature resource compensation expenses	43,856
Total paid to the local governments	43,856

Net receipts	$442,270

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For the three months ended September 30, 2015

Tulou

Gross receipts	$99,927

Profit sharing costs	-
Nature resource compensation expenses	9,539
Total paid to the local governments	9,539

Net receipts	$90,388

For the three months ended September 30, 2014

Tulou

Gross receipts	$126,818

Profit sharing costs	-
Nature resource compensation expenses	11,441
Total paid to the local governments	11,441

Net receipts	$115,377

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the nine months ended September 30, 2015 and 2014 were $942,042 and $1,772,762, respectively. Advertising costs for the three months ended September 30, 2015 and 2014 were $261,549 and $920,266, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $274,249 and $230,450 for the nine months ended September 30, 2015 and 2014, respectively, and were $82,222 and $136,598 for the three months ended September 30, 2015 and 2014, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of September 30, 2015 and December 31, 2014, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As of September 30, 2015, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	September 30, 2015	December 31, 2014

Advance to employees	$120,010	$74,451
Security deposits	38,795	42,670
Other	53,066	31,707
	$211,871	$148,828

5.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	September 30, 2015	December 31, 2014

Advance payments related to consumables of Yang-Sheng Paradise	$312,269	$493,013
Advance payments related to facilities of Yang-Sheng Paradise	221,511	226,344
Advance payments related to facilities of City of Caves	63,185	-
Advance payments related to hotel facilities of Yunding resort	19,275	116,104
Other	41,715	3,472
	$657,955	$838,933

As of September 30, 2015 and December 31, 2014, advance payments related to the consumables to be used in Yang-Sheng Paradise were $312,269 and $493,013, respectively. As of September 30, 2015 and December 31, 2014, advance payments related to the facilities of Yang-Sheng Paradise were $221,511 and $226,344, respectively.

As of September 30, 2015 and December 31, 2014, advance payments related to facilities of City of Caves, opened to public in May, 2015, were $63,185 and $0, respectively.

As of September 30, 2015 and December 31, 2014, advance payments related to hotel facilities of Yunding resort were $19,275 and $116,104, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
		(Restated)

Buildings, improvements, and attractions	$185,983,062	$192,727,526
Electronic equipment	4,848,287	4,832,741
Transportation equipment	3,001,036	2,705,322
Office furniture	976,301	1,005,977
	194,808,686	201,271,566
Less: Accumulated depreciation	(24,892,078)	(19,658,161)
Less: Accumulated impairment	(4,234,489)	(4,388,048)
Property and equipment, net	$165,682,119	$177,225,357

Depreciation expense for the nine months ended September 30, 2015 and 2014 were $6,104,393 and $6,412,392 respectively.

Depreciation expense for the three months ended September 30, 2015 and 2014 were $2,010,803 and $2,473,273, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2015	December 31, 2014

Land use right	$46,389,619	$48,071,885
Accumulated amortization	(2,462,211)	(1,652,535)
Intangible assets, net	$43,927,408	$46,419,350

 CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	INTANGIBLE ASSETS, NET (CONTINUED)

For the nine months ended September 30, 2015 and 2014, amortization expense amounted to $894,246 and $893,871, respectively.

For the three months ended September 30, 2015 and 2014, amortization expense amounted to $294,495 and $297,453, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of September 30,
2016	$1,195,488
2017	1,195,488
2018	1,195,488
2019	1,195,488
2020	1,195,488
Thereafter	37,949,968
$43,927,408

8.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	September 30, 2015	December 31, 2014
Prepayments for project planning, assessments and consultation fees	$1,152,581	$1,408,991
Deferred financing costs	431,635	-
Prepayment for cooperative development	302,391	387,573
Others	170,551	236,200
	$2,057,158	$2,032,764

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of September 30, 2015 and December 31, 2014, prepayments for cooperative development amounted to $302,391 and $387,573, respectively.

Deferred financing costs represent fees paid on amounted to $549,986 (RMB 3.50 million), in order to obtain additional debt used to construct resort project.  These fees were deferred and amortized on a straight line basis over the life of the debt.

Estimated amortization of the deferred financing costs for the next five years and thereafter is as follows:

As of September 30,

2016	$83,542
2017	83,542
2018	83,542
2019	83,542
2020	83,542
Thereafter	97,467
Total minimum payments	$515,177
Current portion recorded under prepayments - current portion	(83,542)

Long term portion	$431,635

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	September 30, 2015	December 31, 2014

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.6% per annum, due June 20, 2015, collateralized by the personal guarantees by two of the Company’s directors.	$-	$1,954,047
Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.245% per annum, due June 29, 2016, collateralized by the personal guarantees by two of the Company’s directors.	1,885,666	-
Total	$1,885,666	$1,954,047

In June 2014, the Company borrowed an amount of $1,954,047 (RMB 12 million) due on June 20, 2015 from Fujian Haixia Bank, with the interest rate at 9.6% per annum. This loan was repaid in full amount in June, 2015.

In June 2015, the Company borrowed an amount of $1,885,666 (RMB 12 million) due on June 29, 2016 from Fujian Haixia Bank, with the interest rate at 8.245% per annum.

Interest expense for the nine months ended September 30, 2015 and 2014 amounted to $133,362 and $207,836, respectively. Interest expense for the three months ended September 30, 2015 and 2014 amounted to $36,193 and $101,614, respectively.

Long-term debt

Long term debt consists of the following:

	September 30, 2015	December 31, 2014

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due on November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$36,141,928	$37,452,574

Loan from China Construction Bank, interest rate at 6.55% per annum, final installment due on July 15, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (b))	29,542,097	31,264,757

Loan from Industrial and Commercial Bank of China Limited., interest rate from 5.92% to 7.07% per annum, final installment due on December 16, 2021, collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Yida (Fujian) Tourism Group Limited., and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	27,926,710	-

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	4,399,887	4,885,118

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	4,399,887	4,885,118

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (f))	3,692,762	4,070,932

Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (g))	3,535,624	3,745,258
	109,638,895	86,303,757
Less: current portion	(3,299,915)	(3,256,746)
Total	$106,338,980	$83,047,011

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	BANK LOANS (CONTINUED)

Note:

(a)	$12,571,105 (RMB 80,000,000) and $23,570,823 (RMB 150,000,000) will be due in each twelve-month period as of September 30, 2019 and 2020, respectively.

(b)	$1,414,249 (RMB 9,000,000), $2,357,082 (RMB 15,000,000), $3,142,776 (RMB 20,000,000), $3,928,470 (RMB 25,000,000), $4,714,164 (RMB 30,000,000), $5,499,859 (RMB 35,000,000), and $8,485,496 (RMB 54,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively.

(c)	$27,926,710 (RMB 177,720,000) will be due in the twelve-month period as of September 30, 2022.

(d)	$628,555 (RMB 4,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively.

(e)	$628,555 (RMB 4,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively.

(f)	$471,416 (RMB 3,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, and 2019, respectively, $549,986 (RMB 3,500,000), $628,555 (RMB 4,000,000), and $628,555 (RMB 4,000,000) will be due in each twelve-month period as of September 30, 2020, 2021, and 2022, respectively.

(g)	$157,139 (RMB 1,000,000), $235,708 (RMB 1,500,000), $392,847 (RMB 2,500,000), $549,986 (RMB 3,500,000), $628,555 (RMB 4,000,000), $628,555 (RMB 4,000,000), and $942,833 (RMB 6,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively.

Interest expense for the nine months ended September 30, 2015 and 2014 amounted to $6,285,710 and $6,253,064, respectively.

Interest expense for the three months ended September 30, 2015 and 2014 amounted to $2,127,147 and $1,897,874, respectively.

10.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	September 30, 2015	December 31, 2014

Accrued payroll	$501,487	$550,573
Accrued local government fees	425,182	347,040
Security deposits payable	140,843	224,125
Unearned revenue	124,143	100,508
Welfare payable	12,765	13,228
Other	161,470	129,389
	$1,365,890	$1,364,863

11.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the nine months ended September 30, 2015 and 2014. Net operating loss at September 30, 2015, which can be used to offset future taxable income, was approximately $4,060,029. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX (CONTINUED)

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the nine months ended September 30, 2015 and 2014.

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

Provision for income tax consists of the following:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2015	2014	2015	2014

Current
USA	$-	$-	$-	$-
China	-	-	-	-
	-	-	-	-
Deferred
USA
Deferred tax asset for NOL carry forwards	69,717	65,233	21,592	20,157
Valuation allowance	(69,717)	(65,233)	(21,592)	(20,157)
	-	-	-	-
China
Deferred tax asset for NOL carry forwards	3,778,264	6,830,556	787,753	3,927,167
Valuation allowance	(3,778,264)	(6,830,556)	(787,753)	(3,927,167)
Net changes in deferred income tax under non-current portion	-	-	-	-

Net deferred income tax expenses	-	-	-	-

Total provision for income tax	$-	$-	$-	$-

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The nine months Ended September 30,
	2015	2014

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.0%)	(25.0%)
Effective income tax rates	(0.0%)	(0.0%)

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the nine months ended September 30, 2015 and 2014, respectively.

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

The change in total allowance for the nine months ended September 30, 2015 and 2014 was an increase of $3,847,981 and $6,895,789, respectively.

The change in total allowance for the three months ended September 30, 2015 and 2014 was an increase of $809,345 and $3,947,324 respectively.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2014	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of September 30, 2015	18,000

For the nine months ended September 30, 2015 and 2014, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

For the three months ended September 30, 2015 and 2014, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

The results of Fujian Jintai have been presented as a discontinued operation in the consolidated statements of income and comprehensive income. Selected operating results for the discontinued business are presented in the following table:

	For The Nine Months Ended September 30,
	2015	2014

Net Revenue	$-	$3,492,327
Cost of Revenue	-	(1,828,348)
Selling expenses	-	(904,667)
General, and administrative expenses	-	(605,331)
Interest expense	-	(443,108)
Interest income	-	692
Other expense, net	-	(328,297)
Net loss	$-	$(616,732)

	For The Three Months Ended September 30,
	2015	2014

Net Revenue	$-	$1,506,174
Cost of Revenue	-	(596,571)
Selling expenses	-	(310,298)
General, and administrative expenses	-	(130,054)
Interest expense	-	(87,468)
Interest income	-	12
Other expense, net	-	(465,591)
Net income	$-	$(83,796)

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

(1) Operating commitments

Operating commitments consist of leases for office space under various operating lease agreements which expire in April 2021.

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of September 30,
2016	$66,211
2017	26,256
2018	26,299
2019	26,343
2020	26,389
Thereafter	807,004
Total minimum payments	$978,502

The Company incurred rental expenses of $224,380 and $163,774 for the nine months ended September 30, 2015 and 2014, respectively.

The Company incurred rental expenses of $66,411 and $64,720 for the three months ended September 30, 2015 and 2014, respectively.

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

The Company paid approximately $31,532 and $43,856 to the Hua’an government for the nine months ended September 30, 2015 and 2014, respectively, and recorded as selling expenses.

The Company paid approximately $9,539 and $11,441 to the Hua’an government for the three months ended September 30, 2015 and 2014, respectively, and recorded as selling expenses.

(3) Litigation

The Company’s management does not expect the legal proceedings involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

15.	DUE TO RELATED PARTIES

As of September 30, 2015, the Company had $11,947,006 and $2,916,947 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. As of December 31, 2014, the Company had $28,921,820 and $2,759,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advertisement Co., Ltd. Those loans are unsecured, bear no interest, and due on demand.

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

Basic and diluted:

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2015	2014	2015	2014
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(15,778,254)	$(17,879,534)	$(3,711,014)	$(6,089,077)
Net loss from discontinued operations, net of income taxes	-	(7,127,362)	-	(6,594,426)
Net loss attributable to common stockholders	$(15,778,254)	$(25,006,896)	$(3,711,014)	$(12,683,503)
Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted loss per share from continued operations	$(4.03)	$(4.57)	$(0.95)	$(1.56)
- Basic & diluted earnings per share from discontinued operations	-	(1.82)	-	(1.68)
- Basic & diluted loss per share attributable to common stockholders	$(4.03)	$(6.39)	$(0.95)	$(3.24)
Basic and Diluted weighted average outstanding shares of common stock	3,914,580	3,914,580	3,914,580	3,914,580
Potential common shares outstanding as of September 30, 2015:
Warrants outstanding	-	-	-	-
Options outstanding	18,000	18,000	18,000	18,000

For the nine and three months ended September 30, 2015 and 2014, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

17.	SUBSEQUENT EVENTS

On October 27, 2015, the Company announced that its Board of Directors has received a preliminary, non-binding proposal letter dated October 24, 2015 from Mr. Minhua Chen, Chairman, CEO and President of the Company (“Mr. Chen”) and Yanling Fan, Chief Operating Officer of the Company and the wife of Mr. Chen (“Ms. Fan”), to acquire all of the outstanding shares of common stock of the Company not currently owned by them at a proposed price of $3.17 per share, in cash, subject to certain conditions.

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

The revenue from tourism has been increasing. However, any increase in tourism revenue will depend on the progress we make in developing our existing and new projects in our other tourist destinations. Our tourism business is seasonal, although we have visitors to our parks throughout the year. In 2015, we will continue to develop and construct the new Jiangxi projects i.e. the second phase construction of Yang-sheng Paradise and the City of Caves. As of September 30, 2015, the first phase of City of Caves in Jiangxi had been completed and opened to public in May, 2015.

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

Net loss from the discontinued operations was $0 and $616,732 for the nine months ended September 30, 2015 and 2014, respectively.

Net income from the discontinued operations was $0 and $83,796 for the three months ended September 30, 2015 and 2014, respectively.

As a result of the share transactions described above, the Results of Operation set forth below does not reflect the operations for Fujian Jintai. The results of operations of Fujian Jintai have been presented as discontinued operations. Therefore, management’s discussion and analysis set forth herein below are based on the results of continuing operations.

Results of Operations

Results of Operations for the nine months ended September 30, 2015 and 2014

The following table presents a summary of operating information for the nine months ended September 30, 2015 and 2014:

(All amounts, other than	For The Nine Months Ended ,		Increase/	(Decrease)
percentage, in U.S.	September 30		(Decrease)	Percentage
Dollar)	2015	2014	U.S. Dollar ($)	(%)
Net revenue	$10,710,797	$9,030,961	1,679,836	18.60
Cost of revenue	7,129,467	6,784,170	345,297	5.09
Gross profit	3,581,330	2,246,791	1,334,539	59.40

Selling expenses	7,348,263	7,717,558	(369,295)	(4.79)
General and administrative expenses	5,278,801	5,555,330	(276,529)	(4.98)
Loss from operations	(9,045,734)	(11,026,097)	1,980,363	(17.96)
Other expense, net	(326,284)	(399,986)	73,702	(18.43)
Interest income	12,836	7,448	5,388	72.34
Interest expense	(6,419,072)	(6,460,899)	41,827	(0.65)
Net loss from continuing operations	(15,778,254)	(17,879,534)	2,101,280	(11.75)
Loss from discontinued operations	-	(7,127,362)	7,127,362	(100.00)

Net loss	$(15,778,254)	$(25,006,896)	$9,228,642	(36.90)

Net Revenue

Net revenue from continuing operations increased by approximately $1.68 million or approximately 18.6%, from approximately $9.03 million for the nine months ended September 30, 2014 to approximately $10.71 million for the nine months ended September 30, 2015, including approximately $7.00 million from Yunding Park, a decrease of $0.20 million or 3%, $0.35 million from Hua’an Tulou, a decrease of $0.14 million or 29%, $2.69 million from China Yang-sheng paradise, an increase of $1.35 million or 101%, and $0.67 million from the City of Caves, an increase of $0.67 million or 100%, for the nine months ended September 30, 2015, as compared to the same period in 2014. The primary sources of the revenues are ticket sales, tour shuttle bus fees, accommodation and sales from restaurants. The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves due to effective marketing and promotions that led to an increase in number of visitors. We provided deeper ticket discount due to the fierce competition among the destinations and the decreased tourist consumption. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $0.35 million or approximately 5.09%, from approximately $6.78 million for the nine months ended September 30, 2014 to approximately $7.13 million for the nine months ended September 30, 2015. The increase in cost of revenue was primarily due to an increase in the depreciation cost of newly-opened City of Caves.

Gross profit

Gross profit increased approximately $1.33 million, or approximately 59.4%, from approximately $2.25 million for the nine months ended September 30, 2014 to approximately $3.58 million for the nine months ended September 30, 2015. Our gross profit margin was approximately 33.44% for the nine months ended September 30, 2015, compared to gross profit margin of approximately 24.88% the nine months ended September 30, 2014, representing an increase of approximately 9 percentage points. The increase of gross profit margin was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves.

Selling Expenses

Selling expenses were approximately $7.35 million for the nine months ended September 30, 2015, compared to approximately $7.72 million for the nine months ended September 30, 2014, which represents a decrease of approximately $0.37 million, or approximately 4.79%. The decrease in selling expense was primarily due to the decrease in variable costs, including operation costs of shuttle buses and cable cars, hotel maintaining costs, and marketing expenses at China Yang-sheng paradise, Yunding, and Tulou during the nine months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses were approximately $5.28 million for the nine months ended September 30, 2015, compared to approximately $5.56 million for the nine months ended September 30, 2014, which represents a decrease of approximately $0.28 million, or approximately 4.98%. This decrease was due to the decrease of administrative expenses for the operation of Yunding Park and City of Caves during the nine months ended September 30, 2015.

Interest expense

Interest expense was approximately $6.42 million for the nine months ended September 30, 2015, representing a decrease of approximately $0.04 million or approximately 0.65%, compared to the approximately $6.46 million for the nine months ended September 30, 2014. The decrease was primarily due to the lower interest rate for the bank loans in the nine months ended September 30, 2015.

Net Loss

As a result of the above factors, we have net loss of approximately $15.78 million for the nine months ended September 30, 2015 as compared to net loss of approximately $25.01 million for the nine months ended September 30, 2014, representing a decrease of loss of approximately $9.23 million or approximately 36.9%. The decrease of loss was primarily attributable to the revenue increase at China Yang-sheng paradise and City of Caves for the nine months ended September 30, 2015 as compared with that for the nine months ended September 30, 2014, and the loss incurred from disposal of Fujian Jintai for the nine months ended September 30, 2014.

Results of Operations

Results of Operations for the three months ended September 30, 2015 and 2014

The following table presents a summary of operating information for the three months ended September 30, 2015 and 2014:

				Increase/
(All amounts, other than	For The Three Months Ended		Increase/	(Decrease)
percentage, in U.S.	September 30,		(Decrease)	Percentage
Dollar)	2015	2014	U.S. Dollar ($)	(%)
Net revenue	$4,909,224	$3,870,984	$1,038,240	26.82
Cost of revenue	2,617,088	2,471,661	145,427	5.88
Gross profit	2,292,136	1,399,323	892,813	63.80

Selling expenses	2,407,166	2,906,081	(498,915)	(17.17)
General and administrative expenses	1,423,944	1,967,665	(543,721)	(27.63)
Loss from operations	(1,538,974)	(3,474,423)	1,935,449	(55.71)
Other expense, net	(12,713)	(618,142)	605,429	(97.94)
Interest income	4,013	2,975	1,038	34.89
Interest expense	(2,163,340)	(1,999,487)	(163,853)	8.19
Net loss from continuing operations	(3,711,014)	(6,089,077)	2,378,063	(39.05)
Loss from discontinued operations	-	(6,594,426)	6,594,426	(100.00)

Net loss	$(3,711,014)	$(12,683,503)	$8,972,489	(70.74)

Net Revenue

Net revenue from continuing operations increased by approximately $1.04 million or approximately 26.82%, from approximately $3.87 million for the three months ended September 30, 2014 to approximately $4.91 million for the three months ended September 30, 2015, including approximately $3.15 million from Yunding Park, an increase of $0.21 million or 7%, $0.10 million from Hua’an Tulou, a decrease of $0.03 million or 23%, $1.24 million from China Yang-sheng paradise, an increase of $0.45 million or 57%, and $0.42 million from the City of Caves, an increase of $0.42 million or 100%, for the three months ended September 30, 2015, as compared to the same period in 2014. The primary sources of the revenues are ticket sales, tour shuttle bus fees, accommodation and sales from restaurants. The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves due to effective marketing and promotions that led to an increase in number of visitors. We provided deeper ticket discount due to the fierce competition among the destinations and the decreased tourist consumption. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $0.15 million or approximately 5.88%, from approximately $2.47 million for the three months ended September 30, 2014 to approximately $2.62 million for the three months ended September 30, 2015. The increase in cost of revenue was primarily due to an increase in the depreciation cost of newly-opened City of Caves.

Gross profit

Gross profit increased approximately $0.89 million, or approximately 63.8%, from approximately $1.40 million for the three months ended September 30, 2014 to approximately $2.29 million for the three months ended September 30, 2015. Our gross profit margin was approximately 46.69% for the three months ended September 30, 2015, compared to gross profit margin of approximately 36.15% for the three months ended September 30, 2014, representing an increase of approximately 10 percentage points. The increase of gross profit margin was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves.

Selling Expenses

Selling expenses were approximately $2.41 million for the three months ended September 30, 2015, compared to approximately $2.91 million for the three months ended September 30, 2014, which represents a decrease of approximately $0.50 million, or approximately 17.17%. The decrease in selling expense was primarily due to the decrease in variable costs, including operation costs of shuttle buses and cable cars, hotel maintaining costs, and advertisement expenses at China Yang-sheng paradise, Yunding, and Tulou during the three months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses were approximately $1.42 million for the three months ended September 30, 2015, compared to approximately $1.96 million for the three months ended September 30, 2014, which represents a decrease of approximately $0.54 million, or approximately 27.63%. This decrease was due to the decrease of administrative expenses for the operation of Yunding Park and City of Caves during the three months ended September 30, 2015.

Interest expense

Interest expense was approximately $2.16 million for the three months ended September 30, 2015, representing an increase of approximately $0.16 million or approximately 8.19%, compared to the approximately $2.00 million for the three months ended September 30, 2014.

Net Loss

As a result of the above factors, we have net loss of approximately $3.71 million for the three months ended September 30, 2015 as compared to net loss of approximately $12.68 million for the three months ended September 30, 2014, representing a decrease of loss of approximately $8.97 million or approximately 70.74%. The decrease of loss was primarily attributable to the revenue increase at China Yang-sheng paradise and City of Caves for the three months ended September 30, 2015 as compared with that for the three months ended September 30, 2014, and the loss incurred from disposal of Fujian Jintai for the three months ended September 30, 2014.

Liquidity and Capital Resources

Our principal source of liquidity during the nine months ended September 30, 2015 was primarily the proceeds from long-term loans.

As of September 30, 2015, we had cash and cash equivalents of approximately $1.97 million as compared to approximately $0.96 million as of December 31, 2014, representing an increase of $1.01 million. Our principal source of liquidity during the nine months ended September 30, 2015 was primarily the proceeds from long-term loans of approximately $29.16 million.

As of September 30, 2015 and December 31, 2014, our working capital deficits were approximately $17.73 million and $35.89 million, respectively.

The following table sets forth a summary of our cash flows for the periods indicated:

	For The Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities of continuing operations	$(8,177,319)	$(9,722,063)
Net cash (used in) provided by investing activities of continuing operations	$(1,037,389)	$27,237,330
Net cash provided by financing activities of continuing operations	$10,295,811	$1,278,826
Net cash used in discontinued operations	$-	$(15,049,262)

Net cash used in operating activities of continuing operations was approximately $8.18 million for the nine months ended September 30, 2015, compared to approximately $9.72 million for the nine months ended September 30, 2014. The decrease of $1.54 million cash used was primarily due to the net loss of $15.78 million for the nine months ended September 30, 2015 as compared to the net loss of $25.01 million for the nine months ended September 30, 2014.

Net cash used in investing activities of continuing operations was approximately $1.04 million for the nine months ended September 30, 2015, compared to approximately $27.24 million of cash provided by investing activities for the nine months ended September 30, 2014. The decrease of approximately $28.28 million was primarily due to the proceeds received from disposal of discontinued entity, Fujian Jintai, of $35.57 million during the nine months ended September 30, 2014, and the decrease of $7.5 million of cash used in additions to property.

Net cash provided by financing activities of continuing operations amounted to approximately $10.30 million for the nine months ended September 30, 2015, compared to approximately $1.28 million for the nine months ended September 30, 2014, representing an increase of approximately $9.02 million. The increase in net cash provided by financing activities was mainly due to the increase of net proceeds received from bank loans of $32.37 million, offset by the repayment of related party loans of $22.79 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

Bank loans

As of September 30, 2015, the Company had eight bank loans from three institutional lenders for the development of the tourism destinations.

1.	A loan for approximately $36.14 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $12,571,105 (RMB 80,000,000) and $23,570,823 (RMB 150,000,000) will be due in each twelve-month period as of September 30, 2019 and 2020, respectively. It is secured by the land use right of Jiangxi Zhangshu, and collateralized by the personal guarantees by two of the Company’s directors.

2.	A loan for approximately $29.54 million from China Construction Bank. It bears interest at 6.55% per annum. $1,414,249 (RMB 9,000,000), $2,357,082 (RMB 15,000,000), $3,142,776 (RMB 20,000,000), $3,928,470 (RMB 25,000,000), $4,714,164 (RMB 30,000,000), $5,499,859 (RMB 35,000,000), and $8,485,496 (RMB 54,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021 and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

3.	A loan for approximately $27.93 million from Industrial and Commercial Bank of China Limited. The loan bears interest at from 7.07% per annum, and is due on December 16, 2021. It is collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Yida (Fujian) Tourism Group Limited., and personal guarantees by two of the Company’s directors.

4.	A loan for approximately $4.40 million from China Construction Bank. It bears interest at 7.86% per annum. $628,555 (RMB 4,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

5.	A loan for approximately $4.40 million from China Construction Bank. It bears interest at 7.86% per annum$628,555 (RMB 4,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021, and 2022 respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

6.	A loan for approximately $3.69 million from China Construction Bank. It bears interest at 7.86% per annum. $471,416 (RMB 3,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, and 2019, respectively, $549,986 (RMB 3,500,000), $628,555 (RMB 4,000,000), and $628,555 (RMB 4,000,000) will be due in each twelve-month period as of September 30, 2020, 2021, and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

7.	A loan for approximately $3.54 million from China Construction Bank. It bears interest at 7.86% per annum. $157,139 (RMB 1,000,000), $235,708 (RMB 1,500,000), $392,847 (RMB 2,500,000), $549,986 (RMB 3,500,000), $628,555 (RMB 4,000,000), $628,555 (RMB 4,000,000), and $942,833 (RMB 6,000,000) will be due in each twelve-month period as of September 30, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

8.	A loan for approximately $1.89 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.245% per annum, and is due on June 29, 2016, collateralized by the personal guarantees of two of the Company’s directors.

In the coming 12 months, we have approximately $5.19 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange funding for the projects based on the actual cash flow expenditures, which means we can accelerate the construction when we have more cash flows and we can slow down the construction when we are lack of funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of September 30, 2015:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years

Bank Loans	$111,524,561	$5,185,581	$9,585,465	$49,498,725	$47,254,790
Operating Lease Obligations	978,502	66,211	52,555	52,732	807,004
Total	$112,503,063	$5,251,792	$9,638,020	$49,551,457	$48,061,794

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

The Company paid approximately $31,532 and $43,856 to the Hua’an government for the nine months ended September 30, 2015 and 2014, respectively, and recorded as selling expenses.

The Company paid approximately $9,539 and $11,441 to the Hua’an government for the three months ended September 30, 2015 and 2014, respectively, and recorded as selling expenses.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	September 30, 2015	December 31, 2014
Total current assets *	$16,988,277	$4,407,430
Total assets	$16,995,664	$4,415,085
Total current liabilities #	$25,820,983	$13,352,110
Total liabilities	$25,820,983	$13,352,110

* Including intercompany receivables of $16,818,923 and $4,342,251 as of September 30, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

# Including intercompany payables of $25,810,077 and $13,321,547 as of September 30, 2015 and December 31, 2014, respectively, to be eliminated in consolidation.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. Management reassessed and recorded impairment loss of $4,384,335 for the year ended December 31, 2014. There was no additional impairment for the nine months ended September 30, 2015.

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

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the nine months ended September 30, 2015

Tulou

Gross receipts	$346,726

Profit sharing costs	-
Nature resource compensation expenses	31,532
Total paid to the local governments	31,532

Net receipts	$315,194

For the nine months ended September 30, 2014

Tulou

Gross receipts	$486,126

Profit sharing costs	-
Nature resource compensation expenses	43,856
Total paid to the local governments	43,856

Net receipts	$442,270

For the three months ended September 30, 2015

Tulou

Gross receipts	$99,927

Profit sharing costs	-
Nature resource compensation expenses	9,539
Total paid to the local governments	9,539

Net receipts	$90,388

For the three months ended September 30, 2014

Tulou

Gross receipts	$126,818

Profit sharing costs	-
Nature resource compensation expenses	11,441
Total paid to the local governments	11,441

Net receipts	$115,377

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets As of September 30, 2015 and December 31, 2014, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At September 30, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

CHINA YIDA HOLDING, CO.

Date: November 16, 2015	By:	/s/ Minhua Chen
Minhua Chen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)