Form 10-K
period 2015-12-31
CHINA YIDA HOLDING, CO.
filed 2016-03-30
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

 The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on NASDAQ Capital Market exchange on such date was $5.2 million.

 The number of shares outstanding of the registrant’s common stock as of March 30, 2015 was 3,914,580 shares.

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

In 2011, we started to construct and develop Yunding Park’s second phase of construction and new tourism projects, the China Yang-sheng (Nourishing Life) Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province. The construction was in line with our schedule. We completed the second phase of construction of Yunding Park by the end of 2012. We completed the first phase construction of Yang-sheng Paradise and opened it to the public for trial in October, 2013. We started the first phase construction of City of Caves in 2014 and opened to the public in May of 2015.

Our Corporate History and Structure

China Yida Holding Co. was organized as a Delaware Corporation in June 4, 1999, formerly known as Apta Holdings, Inc. (“China Yida Delaware”). On August 1, 2012, our board of directors and majority stockholders adopted written consents to approve an amendment to the Company’s Certificate of Incorporation to effectuate a one-for-five reverse stock split of the Company’s common stock. On November 16, 2012, China Yida Delaware filed a Certificate of Amendment of the Company’s Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effectuate the reverse stock split. At that time, any fractional share was rounded to the next whole share. On November 19, 2012, China Yida Delaware consummated a merger (the “Reincorporation”) with and into its wholly-owned subsidiary, China Yida Holding Co., a Nevada corporation (“China Yida Nevada”), pursuant to the terms and conditions of an Agreement and Plan of Merger entered into by China Yida Nevada and China Yida Delaware on November 19, 2012. As a result of the Reincorporation, we are now a Nevada corporation. In addition, the articles of incorporation and bylaws of China Yida Nevada are now our governing documents.

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

On April 12, 2010, our operating subsidiary Fujian Yida, which was called “Fujian Yunding Tourism Industrial Co., Ltd.,” changed its name to “Yida (Fujian) Tourism Group Limited.” This was to reflect its new role of expanding our business in operations of domestic tourism destinations in China by acquiring new tourism destinations.

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

* Each of Fujian Jiaoguang and Yunding Resort Management have no material business operations.

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

Yunding Park

On November 27, 2008, Hong Kong Yi Tat International Limited, our wholly owned subsidiary, entered into the Tourist Destination Cooperative Development Agreement with the Yongtai County People’s Government in Fuzhou, China which is effective until 2048. Pursuant to the agreement, we obtained the exclusive right and special authorization to develop the Yunding Park located at Yongtai Beixi and Jiezhukou Lake for forty (40) years from 2008. The Yunding Park is approximately 50 kilometer from Fuzhou, the capital city of Fujian. We are obligated to construct, operate and manage two tourist destinations, subject to specific terms and conditions negotiated between us and the Yongtai government. We have the exclusive right to develop both Yongtai Beixi and Jiezhukou Lake and the government is prohibited from granting the right of development, operation and management to any third party during the existence of our agreement. As of December 31, 2015, we have invested approximately $83.5 million  to build the tourism, transportation and entertainment facilities. In September 2010, we timely announced the grand opening of our Yunding Park to the public. Fujian Yida was responsible for the development and operations of Yunding Park. Now we have completed the second phase of Yunding Park. Yunding Resort Management will be responsible for the management services of Yunding Park . We generate revenue from entrance fees, cable cars, restaurants, lodgings and entertainment activities.

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

Yunding Park opened to the public on September 28, 2010. In the year ended December 31,2015, we had total gross ticket sales of 18.1 million RMB ($2.92 million USD) as compared to 20.4 million RMB ($3.32million USD) in 2014. In 2015, we had 263,037 visitors to Yunding Park as compared to 308,000 visitors in 2014.

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

In 2015, Hua’anTulou Cluster had 47,000 visitors, an decrease of 17.5%, and gross ticket sales of approximately $302,400USD, a decrease of 24% as compared to 2014, and we paid the Hua’an County government $56,896 USD. We are facing strong competition among the homogeneous tourism destinations such as Nanjing Tulou Cluster and YongdingTulou Cluster. The gross ticket sales decreased 5% despite the increased number of visitors because we had to provide deeper ticket discount among the strong consumption and the tourist consumption was also decreased. We expect this trend to continue in the future.

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

The SPA Center and the Resort Hotel opened to the public in October, 2013.

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

In 2015, Yang-sheng Paradise had 170,000 visitors and a gross ticket sales of $1.83 million.

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

The Company has completed the construction of the first phase, mainly composed of Altair Cave and Vega Cave, and began its trial operation in May of 2015. The second phase includes the Hanmao Cave Cluster and the third phase will include the tourism resources of Dagang Mountain. Investment budget for each of the three phases is RMB100 million ($14.7 million), with a total budget of RMB300 million ($44.1 million). The City of Caves will attract tourists who are visiting the several nearby world-class tourism destinations, including Sanqing Mountain, Longhu Mountain, Jinggang Mountain, and Lu Mountain, all of which are famous and popular attractions in China. In addition, the Project is approximately a one-hour drive from China Yida's Yang-sheng Paradise, which means the Company can integrate the resources of the two projects and launch a very cost-effective and powerful integrated marketing campaign. The Project will be designed to provide comprehensive cultural background and will feature a high level of interaction between natural views and entertainment experiences, as compared to simple sightseeing of peer caves. We formed a limited liability company and committed RMB 60 million (approximately $9 million) of capital investment. As of December 31, 2015, the Company has paid RMB 172 million (approximately $28 million) for the construction of The City of Caves

Fenyi County is located in the mid-west of Xinyu City, 30 kilometers from downtown Xinyu. Xinyu is believed to have the highest industrialization among all cities of Jianxi Province, featuring two key industries: (i) steel; and (ii) photovoltaic. Management estimates that a three-hour driving circle will cover a population of approximately 50 million in 11 cities including the three provincial capital cities of Nanchang, Changsha and Wuhan. Several rail lines and highways across Xinyu make transportation convenient.

Under the contractual arrangements, Fujian Yida shall pay to the Fenyi County government the “use fees” of scenic resources. The “use fees” are payable as follows: during the first five years of operations we will not be required to pay anything to the Fenyi County government, during the second five years of operations we will be required to pay 5% of gross ticket sales per year to the Fenyi County government and for all years thereafter we will pay 8% of gross ticket sales per year to the Fenyi County government. In 2015, City of Caves had 99,000 visitors and gross ticket sales of $1.48 million.

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

Employees

As of March 2016, we have a total of 635 full-time employees, including 20 executive officers and senior management.

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

We have incurred net losses of $20,152,787 and $ 33,665,449 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, our working capital deficits were $1.75 million and $35.89 million, respectively. Our independent auditors have indicated in its audit report for fiscal year 2015 that these matters raised substantial doubt about our ability to continue as a going concern.

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

Mr. Minhua Chen, our Chairman and Chief Executive Officer, through his common stock ownership, currently has voting power equal to approximately 28.81 % of our voting securities. Ms. Yanling Fan, our Vice President of Operations and the spouse of Mr. Minhua Chen, through her common stock ownership, currently has voting power equal to approximately 28.70 % of our voting securities. Mr. Minhua Chen and Ms. Yanling Fan are married and have combined voting power in our Company equal to approximately 57.51 % of our voting securities. As a result, management through such stock ownership exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

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

The implementation of the PRC labor contract law and increases in the labor costs in china may hurt our business and profitability.

Implementation of a labor contract law, effective January 1, 2008, imposed more stringent requirements on employers in relation to entry into fixed-term labort contracts, recruitment of temporary employees and dismissal of employees. In addition, under the then-promulgated Regulations on Paid Annual Leave for Employees, which also became effective on January 1, 2008, employees who worked continuously for more than one year are entitled to paid vacation ranging from 5 to 15 days, depending on the length of the employee’s service. Employees who waive such vacation entitlements at the request of the employer will be compensated for three times their normal daily salaries for each vacation day so waived. As a result of the new law and regulations, our labor costs may increase. There is no assurance that disputes, work stoppages or strikes will not arise in the future. Increases in the labor costs or future disputes with our employees could damage our business, financial condition or operating results.

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

We currently operate and manage four tourist destinations , including “City of Caves,” “Yang-sheng Paradise,” “Hua’an Tulou Cluster” and “Yunding Park.” Summaries of their respective location are as follows:

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

As of December 31, 2015, summaries and analysis of the property rights of each tourist destination are as follows:

	Land Use Rights	Management Rights
City of Caves	Yes-approximately 10 acres, we are in the process of obtaining more land use right	Yes
Yang-sheng Paradise	Yes – approximately 132 acres. We are in the process of obtaining more land use right.	Yes
Hua’an Tulou	No.	Yes
Yunding Park	Yes - approximately 32 acres	Yes

Through the agreements, we are entitled to obtain land-use rights of approximately 2,026 acres for our Yang-sheng Paradise, Yunding Park, and City of Caves destinations. By the end of 2015, we obtained a total of approximately 32 acres of land use rights (no ownership) for Yunding Park and 132 acres of land use rights (no ownership) for Yang-sheng Paradise. We expect to be able to obtain all the rights within three years. The cost of the land will vary depending on the location. We expect the cost of the land to be between RMB 20,000 and RMB 600,000 per Mu which is equal to $515 and $15,444 per acre.  The large discrepancy in price is because land prices vary depending on the description of the land. Typically, residential land is valued highest and the industrial land is the cheapest. We will try to obtain the land at the most favorable price by classifying the land as for industrial use or commercial use, when possible. However, it is uncertain as to how the PRC government will classify the land.

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

Fenyi Yida has made advance payments of $380,000 to the local government of Fenyi County for the acquisition of land use rights relatives to the City of Caves tourist destination. The land-use rights the company obtained from Fenyi belonged to the local farmers. Pursuant to relevant PRC regulations, Fenyi government should compensate the local farmers before issuing the land use rights to the company, these compensations are part of the Company’s land expenditure. Fenyi government is willing to reimburse this part of land expenditure for the Company, but the reimbursement procedure takes very long time. Therefore, the Company decided to compensate the local farmers for the Fenyi government first in order to speed up the process of land use rights. The Company did not enter any agreement with Fenyi government about the compensation prepayment. Fenyi government orally agrees to repay the Company by installment. The local government has already reimbursed compensations prepayment to the Company in full by December 31, 2013.

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

	Common Stock Market Price
Financial Quarter Ended	High ($)	Low ($)

December 31, 2015	3.20	2.21
September 30, 2015	3.33	2.95
June 30, 2015	4.50	2.16
March 31, 2015	2.63	1.92

December 31, 2014	3.05	2.22
September 30, 2014	4.20	3.03
June 30, 2014	4.24	2.67
March 31, 2014	7.24	3.13

Holders

At March 30, 2016, there were approximately 270 shareholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or “street” name through various brokerage firms.

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

Overview

We were formed on June 4, 1999, as Apta Holdings, Inc., to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On November 19, 2007, we consummated the acquisition of Keenway Limited, Hong Kong Yi Tat International Investment Co., Ltd (“Hong Kong Yi Tat”), and the then shareholders of Keenway Limited, including Minhua Chen, Yanling Fan, Xinchen Zhang, Extra Profit International Limited, and Lucky Glory International Limited, received shares of our common stock.

After disposition of our advertising business, our current business consists solely of tourism. Our tourism business has been the primary source of our revenue since the first quarter of 2014.

We currently operate Hua’An Tulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (which is certified as a World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers, and China Yang-Sheng Paradise. As of December 31, 2015, through our wholly owned subsidiaries in China, we have entered into two cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, and (ii) the Fenyi County, Xinyu City, Jiangxi Province Government. Under these agreements, we have obtained the right to invest in the construction and development of China Yang-sheng (Nourishing Life) Paradise Project (“Yang-sheng Paradise”) (consist of: (a) Salt Water Hot Spring SPA & Health Center, (b) Yang-sheng Holiday Resort, (c) World Yang-sheng Cultural Museum, (d) International Camphor Tree Garden, (e) Chinese Medicine and Herb Museum, (f) Yang-sheng Sports Club, (g) Old Town of Chinese Traditional Medicine, and (h) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”).

The revenue from tourism has been increasing. However, any increase in tourism revenue will depend on the progress we make in developing our existing and new projects in our other tourist destinations. Our tourism business is seasonal, although we have visitors to our parks throughout the year. In 2015, we will continue to develop and construct the new Jiangxi projects such as the second phase construction of Yang-sheng Paradise and the City of Caves. The first phase of City of Caves in Jiangxi was completed and opened to the public in May, 2015.

Factors Affecting Our Performance

Our revenue is driven by the reputation of our tourist destinations. We strive to provide quality tourist attractions that offer our visitors diverse entertainment, including catering, hotel, transportation, and shopping. We generate our revenue from our visitors and tourists. We incur many costs associated with operating the tourist business, including, administration fees, land use rights expenses, and revenue sharing fees, etc.

We began to generate revenue after the grand openings of Yang-sheng Paradise, which opened in October 2014, and the grand openings of City of Caves, which opened in May 2015. We expect Yunding will continue to grow.

Discontinued Operations

On August 26, 2014, Hong Kong Yi Tat entered into a certain share transfer agreement with Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd. (the “Purchaser”), pursuant to which Hong Kong Yi Tat sold 100% of its equity interest in Fujian Jintai to the Purchaser for a price of RMB 228,801,359, or approximately $37 million.

Net loss from the discontinued operations was $0 and $616,732 for the years ended December 31, 2015 and 2014, respectively.

As a result of the share transactions described above, the Results of Operation set forth below do not reflect the operations for Fujian Jintai. The results of operations of Fujian Jintai have been presented as discontinued operations. Therefore, management’s discussion and analysis set forth herein below are based only on the results of continuing operations.

Results of Operations

Results of Operations for the years ended December 31, 2015 and 2014

The following table presents a summary of operating information for the years ended December 31, 2015 and 2014:

			Increase/	Increase/
	For the year Ended		(Decrease)	(Decrease)
(All amounts, other than	December 31,		U.S. Dollar	Percentage
percentage, in U.S. Dollar)	2015	2014	($)	(%)
Net revenue	$14,509,124	$13,124,152	$1,384,972	10.55
Cost of revenue	9,562,829	9,053,904	508,925	5.62
Gross profit	4,946,295	4,070,248	876,047	21.52

Selling expenses	9,528,549	10,037,292	(508,743)	(5.07)
General and administrative expenses	6,839,614	7,595,484	(755,870)	(9.95)
Impairment of long-lived assets	–	4,384,335	(4,384,335)	(100.00)
Loss from operations	(11,421,868)	(17,946,863)	6,524,995	(36.36)
Other expense, net	(504,975)	(394,144)	(110,831)	28.12
Interest income	14,219	10,672	3,547	33.24
Interest expense	(8,240,163)	(8,207,752)	(32,411)	0.39
Net loss from continuing operations	(20,152,787)	(26,538,087)	6,385,300	(24.06)
Net loss from discontinued operations	–	(7,127,362)	7,127,362	(100.00)

Net loss	$(20,152,787)	$(33,665,449)	$13,512,662	(40.14)

Net Revenue

Net revenue from continuing operations increased by approximately $1.38 million or approximately 10.55%, from approximately $13.12 million for the year ended December 31, 2014 to approximately $14.51 million for the year ended December 31, 2015, including approximately $9.11 million from Yunding Park, a decrease of $1.18 million or 11%, $0.48 million from Hua’an Tulou, a decrease of $0.15 million or 24%, $3.33 million from China Yang-sheng paradise, an increase of $1.13 million or 52%, and $1.58 million from the City of Caves, an increase of $1.58 million or 100%, for the year ended December 31, 2015, as compared to 2014. The primary sources of the revenues are ticket sales, tour shuttle bus fees, accommodation and sales from restaurants. The increase in tourism business was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves due to effective marketing and promotions that led to an increase in number of visitors. We provided deeper ticket discount due to the fierce competition among the destinations and the decreased tourist consumption. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $0.51 million or approximately 5.62%, from approximately $9.05 million for the year ended December 31, 2014 to approximately $9.56 million for the year ended December 31, 2015. The increase in cost of revenue was primarily due to an increase in the depreciation cost of City of Caves, which was opened to public in May, 2015.

Gross profit

Gross profit increased approximately $0.88 million, or approximately 21.52%, from approximately $4.07 million for the year ended December 31, 2014 to approximately $4.95 million for the year ended December 31, 2015. Our gross profit margin was approximately 34.09% for the year ended December 31, 2015, compared to gross profit margin of approximately 31.01% for the year ended December 31, 2014, representing an increase of approximately 3 percentage points. The increase of gross profit margin was primarily due to the revenue increase at China Yang-sheng paradise and the City of Caves.

Selling Expenses

Selling expenses were approximately $9.53 million for the year ended December 31, 2015, compared to approximately $10.04 million for the year ended December 31, 2014, which represents a decrease of approximately $0.51 million, or approximately 5.07%. The decrease in selling expense was primarily due to the decrease in variable costs, including operation costs of shuttle buses and cable cars, hotel maintaining costs, and marketing expenses at China Yang-sheng paradise, Yunding, and Tulou during the year ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses were approximately $6.84 million for the year ended December 31, 2015, compared to approximately $7.60 million for the year ended December 31, 2014, which represents a decrease of approximately $0.76 million, or approximately 9.95%. This decrease was due to the decrease of administrative expenses for the operation of Yunding Park and City of Caves during the year ended December 31, 2015.

Interest expense

Interest expense was approximately $8.24 million for the year ended December 31, 2015, representing a increase of approximately $0.03 million or approximately 0.39%, compared to approximately $8.21 million for the year ended December 31, 2014. The increase was primarily due to the more bank loans obtained by the Company in the year ended December 31, 2015.

Net Loss

As a result of the above factors, we experienced a net loss of approximately $20.15 million for the year ended December 31, 2015 as compared to a net loss of approximately $33.67 million for the year ended December 31, 2014, representing a decrease of loss of approximately $13.52 million or approximately 40.14%. The decrease in net loss was primarily attributable to the revenue increase at China Yang-sheng Paradise and City of Caves for the year ended December 31, 2015 as compared to the year ended December 31, 2014, and the loss incurred from disposal of Fujian Jintai for the year ended December 31, 2014.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant negative cash flows from operative activities, and continuing net losses and working capital deficits that allow it to continue as a going concern. Our ability to continue as a going concern is dependent on out ability to obtain adequate capital to fund operating losses until it becomes profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plans to obtain such resources for us include (1) obtaining capital from the sale of its substantial assets, (2) generating and recovery of tourism revenue, and (3) short-term and long-term borrowings from banks, stockholders or other related party(ies). However, management cannot provide any assurance that we will be successful in accomplishing any of its plans.

Our ability to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

Our principal source of liquidity during the year ended December 31, 2015 was primarily the proceeds from long-term loans.

As of December 31, 2015, we had cash and cash equivalents of approximately $5.48 million as compared to approximately $0.96 million as of December 31, 2014, representing an increase of $4.52 million. Our principal source of liquidity during the year ended December 31, 2015 was primarily the net proceeds from long-term loans of approximately $52.43 million.

As of December 31, 2015 and 2014, our working capital deficits were approximately $1.75 million and $35.89 million, respectively.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year Ended December 31,
	2015	2014

Net cash used in operating activities of continuing operations	$(9,823,697)	$(10,310,402)
Net cash (used in) provided by investing activities of continuing operations	$(8,033,425)	$27,021,410
Net cash provided (used in) by financing activities of continuing operations	$22,762,082	$(2,957,250)
Net cash used in discontinued operations	$-	$(15,019,129)

Net cash used in operating activities of continuing operations was approximately $9.82 million for the year ended December 31, 2015, compared to approximately $10.31 million for the year ended December 31, 2014. The decrease of $0.49 million cash used was primarily due to the net loss of $20.15 million for the year ended December 31, 2015 as compared to the net loss of $33.67 million for the year ended December 31, 2014.

Net cash used in investing activities of continuing operations was approximately $8.03 million for the year ended December 31, 2015, compared to approximately $27.02 million of cash provided by investing activities for the year ended December 31, 2014. The decrease of approximately $35.05 million was primarily due to the proceeds received from disposal of our discontinued entity, Fujian Jintai, of $35.57 million during the year ended December 31, 2014.

Net cash provided by financing activities of continuing operations amounted to approximately $22.76 million for the year ended December 31, 2015, compared to approximately $2.96 million of cash used in financing activities for the year ended December 31, 2014, representing an increase of approximately $25.72 million. The increase in net cash provided by financing activities was mainly due to the increase in net proceeds received from bank loans of $51.62 million, offset by the increase in repayment of related party loans of $25.34 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Bank loans

As of December 31, 2015, the Company had nine bank loans from three institutional lenders for the development of tourism destinations, as follows:

1.	A loan for approximately $1.85 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.245% per annum, and is due on June 29, 2016, collateralized by the personal guarantees of two of the Company’s directors.

2.	A loan for approximately $35.43 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $12,323,428 (RMB 80,000,000) and $23,106,428 (RMB 150,000,000) will be due in each twelve-month period as of December 31, 2018 and 2019, respectively. It is secured by the land use right of Jiangxi Zhangshu, and collateralized by the personal guarantees by two of the Company’s directors.

3.	A loan for approximately $28.34 million from China Construction Bank. It bears interest at 6.55% per annum. $1,540,429 (RMB 10,000,000), $3,080,857 (RMB 20,000,000), $3,080,857 (RMB 20,000,000), $4,621,286 (RMB 30,000,000), $4,621,286 (RMB 30,000,000), $6,161,714 (RMB 40,000,000), and $5,237,457 (RMB 34,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

4.	A loan for approximately $27.2 million from Industrial and Commercial Bank of China Limited. The loan bears interest at from 7.07% per annum, and is due on December 16, 2021. It is collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Fujian Yida, and personal guarantees by two of the Company’s directors. Deferred financing costs of $539,150 (RMB 3.50 million) was paid in order to obtain such additional debt used to construct the resort project. These fees were deferred and amortized on a straight line basis over the life of the debt. The balance amounted to $402,657 as of December 31, 2015.

5.	A loan for approximately $26.19 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 8.5% per annum. $4,621,286 (RMB 30,000,000), $6,161,714 (RMB 40,000,000), $6,161,714 (RMB 40,000,000), and $9,242,571 (RMB 60,000,000) will be due in each twelve-month period as of December 31, 2017, 2018, 2019 and 2020, respectively. It is collateralized by the right to collect resort ticket sales at China Yang-sheng Paradise resort, guaranteed by Fujian Xinhengji Advertisement Co., Ltd, Fujian Yida, Yongtai Yunding, Jiangxi Fenyi, and personal guarantees by two of the Company’s directors as additional collateral.

6.	A loan for approximately $4 million from China Construction Bank. It bears interest at 7.86% per annum. $616,171 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, 2019, 2020, 2021, respectively and $308,086 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

7.	A loan for approximately $4 million from China Construction Bank. It bears interest at 7.86% per annum, $616,171 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, 2019, 2020, 2021, respectively and $308,086 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

8.	A loan for approximately $3.39 million from China Construction Bank. It bears interest at 7.86% per annum. $462,129 (RMB 3,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, and 2019, respectively, $616,171 (RMB 4,000,000), $616,171 (RMB 4,000,000), and $308,086 (RMB 2,000,000) will be due in each twelve-month period as of December 31, 2020, 2021, and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

9.	A loan for approximately $3.39 million from China Construction Bank. It bears interest at 7.86% per annum. $154,043 (RMB 1,000,000), $308,086 (RMB 2,000,000), $462,129 (RMB 3,000,000), $616,171 (RMB 4,000,000), $616,171 (RMB 4,000,000), $616,171 (RMB 4,000,000), and $616,171 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively. It is secured by the fixed assets of Fujian Yida, and collateralized by the personal guarantees of two of the Company’s directors.

In the coming 12 months, the Company has approximately $5.24 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange for the projects’ funding based upon the actual cash flow expenditures required, which means we expect to be able to accelerate the construction as we have more cash flow and we can slow down the construction if and when we are lacking funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of December 31, 2015:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years*

Bank Loans	$133,798,543	$5,237,457	$33,427,299	$52,528,611	$42,605,176
Operating Lease Obligations	935,670	47,537	51,540	51,716	784,877
Total	$134,734,213	$5,284,994	$33,478,839	$52,580,327	$43,390,053

*Representing gross amount to be repaid, not netting of deferred financing costs of $402,657

Compensation For Using Natural Resources Commitments

In December 2008, Tulou entered into a Tourist Resources Development Agreement with the Hua’an County Government (“Hua’an Government”) related to paying compensation fees to the Hua’an Government for using natural resources in Tulou.  The Company agreed to pay (1) 16% of gross ticket sales in the first five years; (2) 20% of gross ticket sales in the second five years; (3) 23% of gross ticket sales in the third five years; (4) 25% of gross ticket sales in the fourth five years; (5) 28% of gross ticket sales in the fifth five years; (6) 30% at twenty-six years and thereafter when the ticket price of the Clusters is expected to be RMB60 ($9.50 USD) or above per person.

The Company paid approximately $46,703 and $56,891, respectively, to the Hua’an Government for the years ended December 31, 2015 and 2014, which payments were recorded as selling expenses.

2016 Outlook

In 2016, we will continue the development of two new tourism projects, the Yang-sheng Paradise in Zhangshu City, Jiangxi province, and the City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. Now that the Company has more cash generated from two new opened tourism sites, we will continue to develop the projects.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fuyu, Fujian Yida, Tulou, YongtaiYunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment, Yida Arts, Yunding Hotel, Jiangxi Travel and the accounts of the Company’s variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2015	December 31, 2014
Total current assets *	$17,865,630	$4,407,430
Total assets	$17,872,871	$4,415,085
Total current liabilities #	$26,607,548	$13,352,110
Total liabilities	$26,607,548	$13,352,110

* Includes intercompany receivables of $16,979,261 and $4,342,251 as at December 31, 2015 and 2014, respectively, to be eliminated upon consolidation.

# Includes intercompany payables of $26,580,316 and $13,321,547 as December 31, 2015 and 2014, respectively, to be eliminated upon consolidation.

Although Fujian Jiaoguang no longer had revenues, its bank account had to be maintained with certain cash flows to support its expenses.  As such, Fujian Jiaoguang transferred funds from and to the Company’s directly-owned subsidiaries, which resulted in intercompany receivables and payables. Since Fujian Jiaoguang is a variable interest entity subject to consolidation, the balances of its intercompany receivables and payables are eliminated against the corresponding account balances at the Company’s directly-owned subsidiaries at the consolidation level.

Use of estimates and assumptions

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amount of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made. However, actual results could differ materially from those results. The most significant estimates reflected in the consolidated financial statements include depreciation, useful lives of property and equipment, deferred income taxes, useful life of intangible assets and contingencies. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Intangible assets

Intangible assets consist of acquisition of management rights of tourism destinations, commercial airtime rights and land use rights for tourism destinations. These intangible assets are amortized on a straight line basis over their respective lease periods. The lease period of management rights, commercial airtime rights and land use rights is 30 years, 3 years and 40 years, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections, as necessary. Management reassessed and recorded impairment loss of $4,384,335 for the year ended December 31, 2014. There was no additional impairment for the year ended December 31, 2015.

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

Revenues from advance tourism destinations ticket sales are recognized when the tickets are used. Revenues from our contractors who have tourism contracts with us are generally recognized over the period of the applicable agreements commencing when the contractors are first contracted to bring tourists to visit the tourism destinations.  The Company also sells admission and activities tickets for a tourism destination in cases where the Company has management rights over the destination.

The Company has no allowance for product returns or sales discounts because services that are rendered and accepted by the customers are normally not refundable and discounts are normally not granted after service has been rendered.

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 14):

For the year ended December 31, 2015

Tulou

Gross receipts	$483,359

Profit sharing costs	-
Nature resource compensation expenses	46,703
Total paid to the local governments	46,703

Net receipts	$436,656

For the year ended December 31, 2014

Tulou

Gross receipts	$631,660

Profit sharing costs	-
Nature resource compensation expenses	56,891
Total paid to the local governments	56,891

Net receipts	$574,769

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets As of December 31, 2015 and 2014, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2015, management considered that the Company had no uncertain tax positions and will continue to evaluate for uncertain positions in the future.

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

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC-820-10-15-15-1A.

Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718-10, "Share Based Payment Arrangement," which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Recent accounting pronouncements

In February 25, 2016, FASB issued ASU-2016-02-Leases. Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in the process of evaluating future impact of adopting this standard.

In November 20, 2015, FASB issued ASU-2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard.

In April 7, 2015, FASB issued ASU-2015-03-Interest-Imputation of Interest. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adapted this standard and the debt liability as of December 31, 2015 has been presented net of debt issuance costs.

In February 18, 2015, FASB issued ASU 2015-02-Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is still in the process of evaluating future impact of adopting this standard.

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

When substantial doubt is raised but is not alleviated by management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), and disclose the following information: (a) Principal conditions or events that raise substantial doubt; (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that are intended to mitigate the conditions or events that raise the substantial doubt.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is still in the process of evaluating future impact of adopting this standard.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of: China Yida Holding, Co.

We have audited the accompanying consolidated balance sheets of China Yida Holding, Co. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Yida Holding, Co. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred significant negative cash flows from operating activities, and continuing net losses and working capital deficits. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KCCW Accountancy Corp.

Diamond Bar, California

March 30, 2016

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$5,481,292	$958,664
Accounts receivable	272,703	343,807
Other receivables, net	201,394	148,828
Advances and prepayments	536,308	838,933
Prepayment - current portion	845,922	832,207
Total current assets	7,337,619	3,122,439

Property and equipment, net	167,176,293	177,225,357
Intangible assets, net	42,777,443	46,419,350
Long-term prepayments	1,426,135	2,032,764
Total assets	$218,717,490	$228,799,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,848,514	$1,954,047
Long-term debt, current portion	3,388,943	3,256,746
Accounts payable	396,318	713,414
Accrued expenses and other payables	1,338,021	1,364,863
Due to related parties	2,082,013	31,680,942
Taxes payable	34,785	38,922
Total current liabilities	9,088,594	39,008,934

Long-term debt	128,158,429	83,047,011
Total liabilities	137,247,023	122,055,945

Commitments and contingencies (Note 14)

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	12,388,257	17,508,968
Retained earnings	17,365,260	37,518,047
Statutory reserve	2,549,330	2,549,330
Total equity	81,470,467	106,743,965
Total liabilities and equity	$218,717,490	$228,799,910

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31

	2015	2014
Net revenue	$14,509,124	$13,124,152

Cost of revenue	9,562,829	9,053,904

Gross profit	4,946,295	4,070,248

Operating expenses
Selling expenses	9,528,549	10,037,292
General and administrative expenses	6,839,614	7,595,484
Impairment of long-lived assets	-	4,384,335

Total operating expenses	16,368,163	22,017,111

Loss from operations	(11,421,868)	(17,946,863)

Other income (expense)
Other (expense) income, net	(504,975)	(394,144)
Interest income	14,219	10,672
Interest expense	(8,240,163)	(8,207,752)

Total other expenses	(8,730,919)	(8,591,224)

Loss before income tax and non-controlling interest	(20,152,787)	(26,538,087)

Less: Provision for income tax	-	-

Net loss from continuing operations	(20,152,787)	(26,538,087)

Discontinued operation
Loss from discontinued operations, net of income taxes	-	(616,732)
Loss on disposal of subsidiary, net of income taxes	-	(6,510,630)

Net loss from discontinued operations, net of income taxes	-	(7,127,362)

Net loss	$(20,152,787)	$(33,665,449)

Other comprehensive income (loss)
Foreign currency translation loss	(5,120,711)	(879,782)

Comprehensive loss	$(25,273,498)	$(34,545,231)

Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(20,152,787)	$(26,538,087)
Net loss from discontinued operations, net of income taxes	-	(7,127,362)
Net loss attributable to common stockholders	$(20,152,787)	$(33,665,449)

Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(5.15)	$(6.78)
- Basic & diluted earnings/(loss) per share from discontinued operations	$-	$(1.82)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(5.15)	$(8.60)

Weighted average shares outstanding
- Basic	3,914,580	3,914,580
- Diluted	3,914,580	3,914,580

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

				Accumulated
	Common Stock		Additional	other			Non-
	Number of shares	Par Value	paid-in capital	comprehensive income	Retained earnings	Statutory reserve	controlling interest	Total

Balance at December 31, 2013	3,914,580	$3,915	$49,163,705	$18,388,750	$71,183,496	$2,549,330	$-	$141,289,196
Foreign currency translation	-	-	-	(879,782)	-	-	-	(879,782)
Net loss for the year ended December 31, 2014	-	-	-	-	(33,665,449)	-	-	(33,665,449)
Balance at December 31, 2014	3,914,580	3,915	49,163,705	17,508,968	37,518,047	2,549,330	-	106,743,965
Foreign currency translation	-	-	-	(5,120,711)	-	-	-	(5,120,711)
Net loss for the year ended December 31, 2015	-	-	-	-	(20,152,787)	-	-	(20,152,787)
Balance at December 31, 2015	3,914,580	$3,915	$49,163,705	$12,388,257	$17,365,260	$2,549,330	$-	$81,470,467

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,152,787)	$(33,665,449)
Net loss from discontinued operations	-	616,732
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operation	-	6,510,630
Depreciation	8,077,212	8,476,262
Amortization	1,182,820	1,192,192
Amortization of long-term prepayments	1,052,882	804,506
Impairment of long-lived assets	-	4,384,335
Changes in operating assets and liabilities:
Accounts receivable	54,753	224,949
Other receivables, net	(63,162)	90,911
Advances and prepayments	268,181	515,433
Accounts payable	(290,324)	150,255
Accrued expenses and other payables	48,848	349,953
Taxes payable	(2,120)	38,889
Net cash used in continuing operations	(9,823,697)	(10,310,402)
Net cash provided by discontinued operations	-	705,499
Net cash used in operating activities	(9,823,697)	(9,604,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of discontinued entity	-	35,570,385
Additions to property and equipment	(7,579,476)	(8,229,799)
Increase in long-term prepayments for acquisition of property, equipment and land use rights	(453,949)	(319,176)
Net cash (used in) provided by continuing operations	(8,033,425)	27,021,410
Net cash provided by discontinued operations	-	471,410
Net cash (used in) provided by investing activities	(8,033,425)	27,492,820

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	(561,906)	-
Proceeds from short-term loans	1,926,535	4,555,586
Repayment of short-term loans	(1,926,535)	(5,043,685)
Proceeds from long-term loans	56,190,599	48,807,057
Repayment of long-term loans	(3,759,954)	(47,508,257)
Repayment of proceeds from loans from related parties	(29,106,657)	(3,767,951)
Net cash provided by continuing operations	22,762,082	(2,957,250)
Net cash used in discontinued operations	-	(16,196,038)
Net cash provided by (used in) financing activities	22,762,082	(19,153,288)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(382,332)	(187,465)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,522,628	(1,452,836)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	958,664	2,415,575 (1)
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$5,481,292	$962,739 (2)

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$8,240,163	$8,207,752

(1) Included cash and cash equivalents from continuing and discontinued operations of $2,157,738 and $257,837, respectively.
(2) Included cash and cash equivalents from continuing and discontinued operations of $958,664 and $4,075 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

China Yida Holding Co. (“China Yida”) and its subsidiaries (collectively the "Company,” “we,” “us,” or “our”) engage in the tourism and advertisement businesses in the People’s Republic of China.

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

As of and For The Year Ended December 31, 2014

During the year ended December 31, 2015, the Company reviewed its measurement for valuation of long-lived assets of Tulou Resort and determined that the value of those long-lived assets has declined. Tulou Resort had experienced consecutive decline in revenue generated from its visitors and tourists and incurred net operating losses since year 2012. In considering the above factors, the Company performed a long-lived asset recoverability test in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets,” on the lowest level of identifiable cash flows. The recoverability test compared the carrying value of the long-lived assets held by Tulou Resort to the undiscounted cash flows. As a result of this recoverability test, the Company determined that the value of the assets was not recoverable.  The Company then determined the fair value for the long-lived assets of Tulou Resort using a discounted cash flow methodology, which resulted in a $4,384,335 long-lived assets impairment loss.

Despite that net operating losses of Tulou Resort were significantly lower in the year ended December 31, 2014 as compared to the prior year, while such losses increased again in year 2015, the Company believes that such impairment should have been recorded as of December 31, 2014. The balances as of December 31, 2014 in the accompanying audited consolidated financial statements have been restated. Additionally, the amortization of long-term prepayment in the amount of $804,506 for the year ended December 31, 2014 was reclassified from investing to operating activities in the statement of cash flows. The effects of the adjustments on the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2014 are summarized as follows:

	Consolidated Balance Sheets As of December 31, 2014
	Previously	Impact of
	Reported	Restatement	Restated
Assets
Property and equipment, net	$181,613,405	$(4,388,048)	$177,225,357
Total assets	$233,187,958	$(4,388,048)	$228,799,910
Equity
Accumulated other comprehensive income	$17,512,681	$(3,713)	$17,508,968
Retained earnings	41,902,382	(4,384,335)	37,518,047
Total equity	111,132,013	(4,388,048)	106,743,965
Total liabilities and equity	$233,187,958	$(4,388,048)	$228,799,910

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

	Consolidated Statements of Income and Comprehensive Income
	For The Year Ended December 31, 2014
	Previously	Impact of
	Reported	Restatement	Restated
Operating expenses
Impairment of long-lived assets	$-	$4,384,335	$4,384,335
Total operating expenses	17,632,776	4,384,335	22,017,111
Loss from operations	(13,562,528)	(4,384,335)	(17,946,863)
Loss before income tax and non-controlling interest	(22,153,752)	(4,384,335)	(26,538,087)
Net loss from continuing operations	(22,153,752)	(4,384,335)	(26,538,087)
Net loss	(29,281,114)	(4,384,335)	(33,665,449)
Net loss attributable to China Yida Holding Co.	$(29,281,114)	$(4,384,335)	$(33,665,449)
Foreign currency translation (loss) gain	(876,069)	(3,713)	(879,782)
Comprehensive loss	(30,157,183)	(4,388,048)	(34,545,231)
Comprehensive loss attributable to China Yida Holding Co.	$(30,157,183)	$(4,388,048)	$(34,545,231)
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	(22,153,752)	(4,384,335)	(26,538,087)
Net loss attributable to common stockholders	(29,281,114)	(4,384,335)	(33,665,449)
Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(5.66)	$(1.12)	$(6.78)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(7.48)	$(1.12)	$(8.60)

	Consolidated Statements of Equity As of and For the Year Ended December 31, 2014
	Previously	Impact of
	Reported	Restatement	Restated
Accumulated Other Comprehensive Income:
Foreign currency translation	$(876,069)	$(3,713)	$(879,782)
Balance at December 31, 2014	$17,512,681	$(3,713)	$17,508,968
Retained earnings:
Net loss for the year ended December 31, 2014	$(29,281,114)	$(4,384,335)	$(33,665,449)
Balance at December 31, 2014	$41,902,382	$(4,384,335)	$37,518,047

	Consolidated Statements of Cash Flows For The Year Ended December 31, 2014
		Impact of
	Previously Reported	Restatement / Reclassification	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,281,114)	$(4,384,335)	$(33,665,449)
Amortization of long-term prepayments	-	804,506	804,506
Impairment of long-lived assets	-	4,384,335	4,384,335
Net cash used in continuing operations	(11,114,908)	804,506	(10,310,402)
Net cash used in operating activities	(10,409,409)	804,506	(9,604,903)
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in long-term prepayments for acquisition of property, equipment and land use rights	485,330	(804,506)	(319,176)
Net cash provided by (used in) continuing operations	27,825,916	(804,506)	27,021,410
Net cash provided by (used in) investing activities	28,297,326	(804,506)	27,492,820

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi, however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

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

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31, 2015	December 31, 2014
Total current assets *	$17,865,630	$4,407,430
Total assets	$17,872,871	$4,415,085
Total current liabilities #	$26,607,548	$13,352,110
Total liabilities	$26,607,548	$13,352,110

* Including intercompany receivables of $16,979,261 and $4,342,251 as at December 31, 2015 and 2014, respectively, to be eliminated in consolidation.

# Including intercompany payables of $26,580,316 and $13,321,547 as December 31, 2015 and 2014, respectively, to be eliminated in consolidation.

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

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2015 and 2014, the Company has uninsured deposits in banks of approximately $5,448,000 and $943,000.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments were assessed and recorded as of December 31, 2015 and 2014, respectively.

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

h. Intangible assets

Intangible assets consist of acquisition of management right of tourist resort, commercial airtime rights and land use rights for tourism resorts.  They are amortized on the straight line basis over their respective lease periods. The lease period of management rights, commercial airtime rights and land use rights is 30 years, 3 years and 40 years, respectively.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections are considered necessary. Management reassessed and recorded impairment loss of $4,384,335 for the year ended December 31, 2014. There was no additional impairment for the year ended December 31, 2015.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Profit sharing costs are recorded as cost of revenue. Profit sharing arrangements with the local governments for the management rights (see Note 15):

For the year ended December 31, 2015

Tulou

Gross receipts	$483,359

Profit sharing costs	-
Nature resource compensation expenses	46,703
Total paid to the local governments	46,703

Net receipts	$436,656

For the year ended December 31, 2014

Tulou

Gross receipts	$631,660

Profit sharing costs	-
Nature resource compensation expenses	56,891
Total paid to the local governments	56,891

Net receipts	$574,769

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the years ended December 31, 2015 and 2014 were $1,356,195 and $2,304,545, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $361,725 and $310,660 for the years ended December 31, 2015 and 2014, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of December 31, 2015 and 2014, respectively.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes,” which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2015, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC-820-10-15-15-1A.

p. Stock-based compensation

The Company records stock-based compensation expense pursuant to ASC 718-10, "Share Based Payment Arrangement, ” which requires companies to measure compensation cost for stock-based employee compensation plans at fair value at the grant date and recognize the expense over the employee's requisite service period. The Company’s expected volatility assumption is based on the historical volatility of Company’s stock or the expected volatility of similar entities. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of December 31, 2015, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

u. Recent accounting pronouncements

In February 25, 2016, FASB issued ASU-2016-02-Leases. Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in progress of evaluating future impact of adopting this standard.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 20, 2015, FASB issued ASU-2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in progress of evaluating future impact of adopting this standard.

In April 7, 2015, FASB issued ASU-2015-03-Interest-Imputation of Interest. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adapted this standard and the debt liability as of December 31, 2015 has been presented net of debt issuance costs.

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

When substantial doubt is raised but is not alleviated by management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), and disclose the following information: (a) Principal conditions or events that raise substantial doubt; (b) Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; (c) Management’s plans that are intended to mitigate the conditions or events that raise the substantial doubt.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is still in progress of evaluating future impact of adopting this standard.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31, 2015	December 31, 2014

Advance to employees	$143,423	$74,451
Security deposits	30,670	42,670
Other	27,301	31,707
	$201,394	$148,828

6.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	December 31, 2015	December 31, 2014

Advance payments related to consumables of Yang-Sheng Paradise	$345,536	$493,013
Advance payments related to facilities of City of Caves	59,134	-
Advance payments related to facilities of Yunding resort	53,915	116,104
Advance payments related to facilities of Yang-Sheng Paradise	43,106	226,344
Other	34,617	3,472
	$536,308	$838,933

As of December 31, 2015 and 2014, advance payments related to the consumables to be used in Yang-Sheng Paradise were $345,536 and $493,013, respectively.

As of December 31, 2015 and 2014, advance payments related to facilities of City of Caves, opened to public in May, 2015, were $59,134 and $0, respectively.

As of December 31, 2015 and 2014, advance payments related to facilities of Yunding resort were $53,915 and $116,104, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
		(Restated)

Buildings, improvements, and attractions	$188,994,299	$192,727,526
Electronic equipment	4,778,455	4,832,741
Transportation equipment	2,941,910	2,705,322
Office furniture	959,267	1,005,977
	197,673,931	201,271,566
Less: Accumulated depreciation	(26,346,577)	(19,658,161)
Less: Accumulated impairment	(4,151,061)	(4,388,048)
Property and equipment, net	$167,176,293	$177,225,357

Depreciation expense for the years ended December 31, 2015 and 2014 were $8,077,212 and $8,476,262 respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2015	December 31, 2014

Land use right	$45,475,647	$48,071,885
Accumulated amortization	(2,698,204)	(1,652,535)
Intangible assets, net	$42,777,443	$46,419,350

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INTANGIBLE ASSETS, NET (CONTINUED)

For the years ended December 31, 2015 and 2014, amortization expense amounted to $1,182,820 and $1,192,192, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of December 31,
2016	$1,184,868
2017	1,184,868
2018	1,184,868
2019	1,184,868
2020	1,184,868
Thereafter	36,853,103
$42,777,443

9.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	December 31, 2015	December 31, 2014
Prepayments for project planning, assessments and consultation fees	$1,024,289	$1,408,991
Prepayment for cooperative development	273,031	387,573
Others	128,815	236,200
	$1,426,135	$2,032,764

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of December 31, 2015 and 2014, prepayments for cooperative development amounted to $273,031 and $387,573, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	December 31, 2015	December 31, 2014

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 9.6% per annum, due June 20, 2015, collateralized by the personal guarantees by two of the Company’s directors.	$-	$1,954,047
Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.245% per annum, due June 29, 2016, collateralized by the personal guarantees by two of the Company’s directors.	1,848,514	-
Total	$1,848,514	$1,954,047

In June 2014, the Company borrowed an amount of $1,954,047 (RMB 12 million) due on June 20, 2015 from Fujian Haixia Bank, with the interest rate at 9.6% per annum. This loan was repaid in full amount in June, 2015.

In June 2015, the Company borrowed an amount of $1,848,514 (RMB 12 million) due on June 29, 2016 from Fujian Haixia Bank, with the interest rate at 8.245% per annum.

Interest expense for the years ended December 31, 2015 and 2014 amounted to $172,330 and $280,597, respectively.

Long-term debt

Long term debt consists of the following:

	December 31, 2015	December 31, 2014

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due on November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$35,429,857	$37,452,574
Loan from China Construction Bank, interest rate at 6.55% per annum, final installment due on July 15, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (b))	28,343,885	31,264,757
Loan from Industrial and Commercial Bank of China Limited in the amount of $27,200,887, net of deferred financing costs amounted to $402,657, interest rate from 5.64% to 7.07% per annum, final installment due on December 16, 2021, collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Fujian Yida, and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	26,798,230	-
Loan from China Minsheng Banking Corp, Ltd., interest rate at 8.5% per annum, final installment due on December 18, 2020, collateralized by the right to collect resort ticket sales at China Yang-sheng Paradise resort, guaranteed by Fujian Xinhengji Advertisement Co., Ltd, Fujian Yida, Yongtai Yunding, Jiangxi Fenyi, and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	26,187,286	-
Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	4,005,114	4,885,118
Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (f))	4,005,114	4,885,118
Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (g))	3,388,943	4,070,932
Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (h))	3,388,943	3,745,258
	131,547,372	86,303,757
Less: current portion	(3,388,943)	(3,256,746)
Total	$128,158,429	$83,047,011

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	BANK LOANS (CONTINUED)

Note:

(a)	$12,323,428 (RMB 80,000,000) and $23,106,428 (RMB 150,000,000) will be due in each twelve-month period as of December 31, 2018 and 2019, respectively.

(b)	$1,540,429 (RMB 10,000,000), $3,080,857 (RMB 20,000,000), $3,080,857 (RMB 20,000,000), $4,621,286 (RMB 30,000,000), $4,621,286 (RMB 30,000,000), $6,161,714 (RMB 40,000,000), and $5,237,457 (RMB 34,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively.

(c)	$27,200,887 (RMB 176,580,000) will be due on December 16, 2021. Deferred financing costs of $539,150 (RMB 3.50 million) was paid in order to obtain such additional debt used to construct resort project. These fees were deferred and amortized on a straight line basis over the life of the debt. The balance was amounted to $402,657 as of December 31, 2015.

(d)	$4,621,286 (RMB 30,000,000), $6,161,714 (RMB 40,000,000), $6,161,714 (RMB 40,000,000), and $9,242,572 (RMB 60,000,000) will be due in each twelve-month period as of December 31, 2017, 2018, 2019 and 2020, respectively.

(e)	$616,171 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, 2019, 2020, 2021, respectively, and $308,086 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022.

(f)	$616,171 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, 2019, 2020, 2021, respectively, and $308,086 (RMB 2,000,000) will be due in the twelve-month period as of December 31, 2022.

(g)	$462,129 (RMB 3,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, and 2019, respectively, $616,171 (RMB 4,000,000), $616,171 (RMB 4,000,000), and $308,086 (RMB 2,000,000) will be due in each twelve-month period as of December 31, 2020, 2021, and 2022, respectively.

(h)	$154,043 (RMB 1,000,000), $308,086 (RMB 2,000,000), $462,129 (RMB 3,000,000), $616,171 (RMB 4,000,000), $616,171 (RMB 4,000,000), $616,171 (RMB 4,000,000), and $616,171 (RMB 4,000,000) will be due in each twelve-month period as of December 31, 2016, 2017, 2018, 2019, 2020, 2021, and 2022, respectively.

Interest expense for the years ended December 31, 2015 and 2014 amounted to $8,067,832 and $7,927,155, respectively.

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	December 31, 2015	December 31, 2014

Accrued payroll	$469,968	$550,573
Accrued local government fees	445,477	347,040
Security deposits payable	150,004	224,125
Unearned revenue	119,979	100,508
Welfare payable	12,514	13,228
Other	140,079	129,389
	$1,338,021	$1,364,863

12.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the years ended December 31, 2015 and 2014. Net operating loss at December 31, 2015, which can be used to offset future taxable income, was approximately $4,324,638. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAX (CONTINUED)

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the years ended December 31, 2015 and 2014.

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

Provision for income tax consists of the following:

	For The Years Ended December 31,
	2015	2014
		(Restated)
Current
USA	$-	$-
China	-	-
	-	-

Deferred
USA
Deferred tax asset for NOL carry forwards	162,330	81,207
Valuation allowance	(162,330)	(81,207)
	-	-
China
Non current portion
Deferred tax asset for NOL carry forwards	4,722,854	7,902,501
Temporary difference from impairment of long-lived assets	-	1,097,012
Valuation allowance	(4,722,854)	(8,999,513)
Net changes in deferred income tax under non-current portion	-	-

Net deferred income tax expenses	-	-

Provision for income tax	$-	$-

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The Years Ended December 31,
	2015	2014

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.0%)	(25.0%)
Effective income tax rates	(0.0%)	(0.0%)

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the years ended December 31, 2015 and 2014, respectively.

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

The change in total allowance for the years ended December 31, 2015 and 2014 was an increase of $4,885,184 and $9,080,720, respectively.

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

On November 5, 2011, our former CFO submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if the CFO is removed from office for cause prior to the 21st  day of January, 2012, any outstanding stock options held by him which are not vested and exercisable by him immediately prior to resignation shall terminate as of the date of removal, and any outstanding stock options held by the CFO which are vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 12,000 CFO Stock Options were forfeited as of December 31, 2011. On January 6, 2012, our former CFO transferred options to purchase 3,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2014	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of December 31, 2015	18,000

For the years ended December 31, 2015 and 2014, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of December 31,
2016	$47,537
2017	25,749
2018	25,791
2019	25,835
2020	25,881
Thereafter	784,877
Total minimum payments	$935,670

The Company incurred rental expenses of $244,147 and $219,774 for the years ended December 31, 2015 and 2014, respectively.

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

The Company paid approximately $46,703 and $56,891 to the Hua’an government for the years ended December 31, 2015 and 2014, respectively, and recorded as selling expenses.

(3)    Litigation

The Company’s management does not expect the legal proceedings involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

16.	DUE TO RELATED PARTIES

As of December 31, 2015, the Company had $2,082,013 due to Fujian Xinhengji Advertisement Co., Ltd. As of December 31, 2014, the Company had $28,921,820 and $2,759,122 due to Fujian Xinhengji Advertisement Co., Ltd and Mr. Minhua Chen, respectively. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advertisement Co., Ltd. Those loans are unsecured, bear no interest, and are due on demand.

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

Basic and diluted:

	December 31, 2015	December 31, 2014
Amounts attributable to common stockholders:
Net loss from continuing operations, net of income taxes	$(20,152,787)	$(26,538,087)
Net loss from discontinued operations, net of income taxes	-	(7,127,362)
Net loss attributable to common stockholders	$(20,152,787)	$(33,665,449)
Net loss attributable to common stockholders per share - basic and diluted:
- Basic & diluted earnings/(loss) per share from continuing operations	$(5.15)	$(6.78)
- Basic & diluted earnings/(loss) per share from discontinued operations	-	(1.82)
- Basic & diluted earnings/(loss) per share attributable to common stockholders	$(5.15)	$(8.60)

Basic and diluted weighted average outstanding shares of common stock	3,914,580	3,914,580
Potential common shares outstanding as of December 31, 2015:
Options outstanding	18,000	18,000

For the years ended December 31, 2015 and 2014, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

18.	SUBSEQUENT EVENTS

On March 8, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Yida Holding Acquisition Co., a Nevada corporation (“Acquisition”).

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, at the effective time of the merger, the Company will be merged with and into Acquisition, the separate corporate existence of the Company shall thereupon cease and Acquisition shall continue as the surviving company of the merger (the “Merger”). Each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the Merger (the “Shares”) will be converted into the right to receive US$3.32 in cash without interest, except for (i) Shares owned by Acquisition, any of its affiliates or the Company, and (ii) Shares to be contributed to Acquisition by Mr. Minhua Chen and Mrs. Yanling Fan, immediately prior to the effective time of the Merger pursuant to a rollover agreement, dated as of March 8, 2016, among Acquisition, Mr. Minhua Chen and Mrs. Yanling Fan ((i) and (ii) collectively, the “Excluded Shares”), which will be cancelled for no consideration and cease to exist as of the effective time of the Merger. Currently, Mr. Minhua Chen and Mrs. Yanling Fan collectively beneficially own approximately 57.84% of the Company’s outstanding shares of common stock, on a fully diluted, as converted basis and 100% of Acquisition’s outstanding shares of common stock. Mr. Chen is Chief Executive Officer, President and Chairman and Ms. Fan is Chief Operating Officer of the Company and Acquisition.

In specified circumstances, if the Merger Agreement is terminated, the Company shall pay Acquisition a termination fee in the amount of US$375,000 plus Acquisition’s reasonable out-of-pocket expenses, or receive from Acquisition a termination fee in the amount of US$375,000 plus the Company’s reasonable out-of-pocket expenses.

Management has evaluated subsequent events through March 30, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2015 have been incorporated into these consolidated financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2015, the Company identified deficiencies that were determined to be a material weakness.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal controls over financial reporting were not effective as of December 31, 2015.

The specific material weakness identified by the Company’s management as of December 31, 2015 is described as follows:

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

In an effort to remedy this material weakness, we started to take the following remediation measures:

●	develop a comprehensive training and development plan, for our finance, accounting and internal audit personnel, including our Chief Financial Officer, Financial Manager, and others, in the principles and rules of U.S. GAAP, SEC reporting requirements and the application thereof.
●	design and implement a program to provide ongoing company-wide training regarding the Company’s internal controls, with particular emphasis on our finance and accounting staff.
●	implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting.
●	hire an individual who possesses the requisite U.S. GAAP experience and education.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is set forth in the Company’s 2016 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Shareholders (“2015 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is set forth in the Company’s 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report

(b)	Exhibits

Exhibit Number	Description
2.1	Share Exchange Agreement, dated November 19, 2007, among the Company, the stockholders of the Company, Keenway Limited and Hong Kong Yi Tat International Investment, Ltd. (1)
2.2	Agreement and Plan of Merger, dated November 19, 2012 (16)
3.1	Articles of Incorporation of the Company as filed with the Secretary of State of Delaware on June 4, 1999 (7)
3.2	Certificate of Amendment to Certificate of Incorporation changing the corporate name from Apta Holdings, Inc. to InteliSys Aviation Systems of America, Inc. filed with the Secretary of State of Delaware on July 21, 2007 (1)
3.3	Certificate of Amendment to Articles of Incorporation filed on November 28, 2007 (2)
3.4	Certificate of Amendment to the Certificate of Incorporation of China Yida Holding Co., a Delaware corporation (16)
3.5	Articles of Incorporation of China Yida Holding Co., a Nevada corporation (16)
3.6	Bylaws of China Yida Holding Co., a Nevada corporation (16)
3.7	Articles of Merger of China Yida Holding Co., a Nevada corporation (16)
3.8	Certificate of Merger of China Yida Holding Co., a Delaware corporation (16)
4.1	Sample Warrant (3)
10.1	Securities Purchase Agreement (3)
10.2	Registration Rights Agreement (3)
10.3	Lock-Up Agreement (3)
10.4	Make Good Agreement (3)
10.5	Operating Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.6	Proxy Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.7	Consulting Services Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.8	Option Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.9	Equity Pledge Agreement dated October 9, 2004 between Hong Kong Yi Tat International Investment Limited and Fujian Jiaoguang Media Co, Ltd. (1)
10.10	Leasing Agreement (4)
10.11	Leasing Agreement (4)
10.12	Employment Agreement with George Wung (5)
10.13	Placement Agency Agreement (8)
10.14	Form of Subscription Agreement (8)
10.15	Equity Transfer Agreements Dated March 15, 2010 (9)
10.16	Fujian Education Television Channel Project Management Agreement between Fuzhou Fuyu Advertising, Co. and Fujian Education Media Limited Company, dated August 1, 2010. (10)
10.17	Six-Year Exclusive Agreement with China Railway Media Center dated February 2009 (14)
10.18	Tourism Management Revenue Sharing Agreement with Taining government to operate Great Golden Lake from 2001 to 2032 dated 2001 (14)
10.19	Tourist Destination Cooperative Development Agreement with Yongtai County Government dated November 2008 (14)
10.20	Tourist Resources Development Agreement with Hua’an County Government dated December 2008 (14)
10.21	Emperor Ming Taizu Cultural and Ecological Resort and Tourist Project Finance Agreement dated April 15, 2010 with Anhui Province Bengbu Municipal Government (14)
10.22	China Yang-sheng (Nourishing Life) Tourism Project Finance Agreement dated April 2010 with Jianxi Province Zhangshu Municipal Government (14)
10.23	Agreement with Jianxi Province People’s Government of Fenyi County dated June 1, 2010 (14)
10.24	Lease Agreement for our principal offices located at 28/F, Yifa Building, No.111, Wusi Road, Fuzhou, Fujian Province, PRC. (14)
10.25	Lease Agreement for our office located at 20955 Pathfinder Rd., #200-2, Diamond Bar, CA 91765. (11)

Exhibit Number	Description
10.26	Land Use Rights Agreement with Yongtai County Municipal Bureau of Land and Resources (14)
10.27	Cooperative agreement between us and Anhui Xingguang (14)
10.28	Lease Transfer Agreement with Xingguang (14)
10.29	Lease Agreement for Great Golden Lake (14)
10.30	Contract between Xin Hengji Holding Company Limited (“XHJ”) and Fujian Education Media Limited Company (14)
10.31	Assignment of XHJ agreement from XHJ to Fuzhou Fuyu (14)
10.32	Mountain and Forest Land Lease Contract with Caoxiang Village, dated July 17, 2008 and Supplement, dated July 19, 2008 (14)
10.33	Mountain and Forest Land Lease Contract with Dalu Village, dated November 20, 2008 (14)
10.34	Mountain and Forest Land Lease Contract with Hongta Village, dated November 20, 2008 (14)
10.35	Mountain and Forest Land Lease Contract with Caoxiang Village, dated November 10, 2009 (14)
10.36	Mountain and Forest Land Lease Contract with Zhangxiang Village, dated November 10, 2009 (14)
10.37	Bank Loan Agreement, dated November 18, 2011 (14)
10.38	Bank Loan Agreement, dated January 26, 2011 (14)
10.39	Bank Loan Agreement, dated October 25, 2011 (14)
10.40	Bank Loan Agreement, dated November 7, 2011 (14)
10.41	Director Agreement between the Company and Michael Marks, dated June 10, 2011 (13)
10.42	Loan agreement with China Minsheng Banking Corp, Ltd., dated April 19, 2012 (15)
10.43	Loan agreement with China Minsheng Banking Corp, Ltd., dated February 20, 2012(16)
10.44	Loan Agreement with Fujian Haixia Bank, dated August 16, 2012 (16)
10.45	Loan Agreement with China Minsheng Banking Corp, Ltd., dated November 23, 2012(16)
10.46	Current Capital Loan Agreement with Fujian Haixia Bank, dated October 17, 2013 (17)
10.47	Share Transfer Agreement between Yida (Fujian) Tourism Group Ltd. and Anhui Xingguang Investment Group Ltd., dated June 3, 2013 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 7, 2013)
10.48	Share Transfer Agreement between the Management Committee of the Fujian Taining Great Golden Lake Tourism Economic Development Zone, Fujian Taining Great Golden Lake Tourism Economic Development Industrial Co., Ltd., Fujian Jintai Tourism Industrial Development Co., Ltd. and Hong Kong Yi Tat International Investment Co., Ltd., dated August 26, 2014. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 2, 2014)
10.49	Fixed Assets Loan Contract with Industrial Bank of China, dated January 9, 2015 (18)
14.1	Code of Ethics (6)
21.1	List of Subsidiaries (17)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2008 Development Report of Chinese Radio and Television (4)
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

______________

* Filed herewith.

(1)	Previously filed as Exhibits to Form 8-K filed on November 26, 2007.
(2)	Previously filed as Exhibits to Form 8-K filed on March 6, 2008.
(3)	Previously filed as Exhibits to Form 8-K filed on March 11, 2008.
(4)	Previously filed as Exhibits to Form S-1/A filed on July 8, 2008.
(5)	Previously filed as Exhibits to Form 8-K filed on January 14, 2009.
(6)	Previously filed as Exhibits to Form 8-K filed on June 30, 2009.
(7)	Previously filed as Exhibits to Form S-3 filed on December 11, 2009.
(8)	Previously filed as Exhibits to Form 8-K filed on January 22, 2010.
(9)	Previously filed as Exhibits to Form 8-K filed on May 14, 2010.
(10)	Previously filed as Exhibits to Form 8-K filed on August 4, 2010.
(11)	Previously filed as Exhibits to Form 10-K/A filed on February 3, 2012.
(12)	Previously filed as Exhibits to Form 10-K filed on March 29, 2012.
(13)	Previously filed as Exhibits to Form 10-K/A filed on June 4, 2012.
(14)	Previously filed as Exhibits to Form 10-K/A filed on December 19, 2012.
(15)	Previously filed as Exhibits to Form 10-Q/A filed on December 19, 2012.
(16)	Previously filed as Exhibits to Form 8-K filed on November 20, 2012.
(17)	Previously filed as Exhibit 21.1 to our Form 10-K filed on March 31, 2014.
(18)	Previously filed as Exhibit 10.1 to Form 10-Q filed on May 15, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA YIDA HOLDING, CO.

Date: March 30, 2016	By:	/s/ Minhua Chen
Minhua Chen Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Yongxi Lin
Yongxi Lin
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Minhua Chen	Chief Executive Officer and Chairman	March 30, 2016
Minhua Chen	(Principal Executive Officer)

/s/ Yongxi Lin	Chief Financial Officer	March 30, 2016
Yongxi Lin	(Principal Financial Officer; Principal Accounting Officer)

/s/ Yanling Fan	Chief Operating Officer and Director	March 30, 2016
Yanling Fan

/s/ Renjiu Pei	Director	March 30, 2016
Renjiu Pei

/s/ Fucai Huang	Director	March 30, 2016
Fucai Huang

/s/ Chunyu Yin	Director	March 30, 2016
Chunyu Yin

