Form 10-Q
period 2016-03-31
CHINA YIDA HOLDING, CO.
filed 2016-05-16
CIK 1091325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Index to consolidated financial statements

Page

Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	2
Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	4
Notes to the Consolidated Financial Statements	5 - 25

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,818,204	$5,481,292
Accounts receivable	993,270	272,703
Other receivables, net	306,498	201,394
Advances and prepayments	518,521	536,308
Prepayment - current portion	857,866	845,922
Total current assets	6,494,359	7,337,619

Property and equipment, net	166,340,364	167,176,293
Intangible assets, net	42,771,640	42,777,443
Long-term prepayments	1,432,061	1,426,135
Total assets	$217,038,424	$218,717,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$1,860,638	$1,848,514
Long-term debt, current portion	3,411,170	3,388,943
Accounts payable	401,603	396,318
Accrued expenses and other payables	1,488,665	1,338,021
Due to related parties	4,519,087	2,082,013
Taxes payable	54,326	34,785
Total current liabilities	11,735,489	9,088,594

Long-term debt	128,756,006	128,158,429
Total liabilities	140,491,495	137,247,023

Commitments and contingencies (Note 14)

Equity
Preferred stock ($0.0001 par value, 10,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, 3,914,580 and 3,914,580 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively)	3,915	3,915
Additional paid in capital	49,163,705	49,163,705
Accumulated other comprehensive income	12,845,492	12,388,257
Retained earnings	11,984,487	17,365,260
Statutory reserve	2,549,330	2,549,330
Total equity	76,546,929	81,470,467
Total liabilities and equity	$217,038,424	$218,717,490

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For The Three Months Ended March 31,
	2016	2015
		(Restated)
Net revenue	$3,497,661	$2,572,962

Cost of revenue	2,375,710	2,137,181

Gross profit	1,121,951	435,781

Operating expenses
Selling expenses	2,219,600	2,509,369
General and administrative expenses	2,012,719	2,207,956

Total operating expenses	4,232,319	4,717,325

Loss from operations	(3,110,368)	(4,281,544)

Other income (expense)
Other (expense) income, net	22,799	(7,711)
Interest income	5,667	3,078
Interest expense	(2,298,871)	(1,948,408)

Total other expenses	(2,270,405)	(1,953,041)

Loss before income tax	(5,380,773)	(6,234,585)

Less: Provision for income tax	-	-

Net loss	(5,380,773)	(6,234,585)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	457,235	343,503

Comprehensive loss	$(4,923,538)	$(5,891,082)

(Loss) Earnings per share:
- Basic	$(1.37)	$(1.59)
- Diluted	$(1.37)	$(1.59)

Weighted average shares outstanding
- Basic	3,914,580	3,914,580
- Diluted	3,914,580	3,914,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2016	2015
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,380,773)	$(6,234,585)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,031,489	2,034,065
Amortization	282,381	298,130
Amortization of long-term prepayments	236,789	213,360
Changes in operating assets and liabilities:
Accounts receivable	(708,767)	(34,367)
Other receivables, net	(102,338)	(67,052)
Advances and prepayments	21,007	(16,622)
Accounts payable	2,648	(232,965)
Accrued expenses and other payables	139,893	131,088
Taxes payable	19,044	-
Net cash used in operating activities	(3,458,627)	(3,908,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	(126,008)	(89,811)
Increase in long-term prepayments for acquisition of property, equipment and land use rights	(219,392)	(236,153)
Net cash used in investing activities	(345,400)	(325,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing costs	-	(569,624)
Proceeds from long-term loans	-	29,294,968
Repayment of long-term loans	(259,919)	-
Proceeds from (repayment of) loans from related parties	2,394,538	(16,130,995)
Net cash provided by financing activities	2,134,619	12,594,349

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,320	35,638

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,663,088)	8,395,075

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,481,292	958,664
CASH AND CASH EQUIVALENTS, ENDING OF PERIOD	$3,818,204	$9,353,739

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	$2,298,871	$1,948,408

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

Hong Kong Yi Tat was incorporated as the holding company of our operating entities, Fujian Jintai Tourism Development Co., Ltd., and Fujian Jiaoguang Media Co., Ltd., Yida (Fujian) Tourism Group Limited, and Fujian Yida Tulou Tourism Development Co., Ltd. (“Tulou”).  Hong Kong Yi Tat does not have any other operations.

Fujian Jintai Tourism Development Co., Ltd. (“Fujian Jintai”) has a wholly owned subsidiary, Fuzhou Hongda Commercial Services Co., Ltd., (“Hongda”).  The operation of Fujian Jintai is to develop the Great Golden Lake, one of our tourism destinations.

Hongda does not have any operations except for owning 100% of the ownership interest in Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”), which is engaged in the operations of our media business. On March 15, 2010, Hongda entered into an equity transfer agreement with Fujian Yunding Tourism Industrial Co., Ltd (currently known as Yida (Fujian) Tourism Group Limited, “Fujian Yunding”) pursuant to which Fujian Yunding acquired 100% of the issued and outstanding shares of Fuyu from Hongda at the aggregate purchase price of RMB 3,000,000.  As a result, Fujian Yunding became the 100% holding company of Fuyu. Hongda ceased business and deregistered on December 2, 2011.

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

Fuzhou Fuyu Advertising Co., Ltd. (“Fuyu”) concentrates on the mass media segment of our business.  Its primary business is focused on advertisements, including media publishing, television, cultural and artistic communication activities, and performance operations and management activities.

On April 15, 2010, we entered into agreement with Anhui Xingguang Group to set up a subsidiary - Anhui Yida Tourism Development Co., Ltd. ("Anhui Yida") by investing 60% of the equity interest and Anhui Xingguang Group owning 40% of the equity interest of Anhui Yida. The total paid-in capital of Anhui Yida was $14,687,307 (equals RMB 100 million). Anhui Yida's primary business relates to the operation of our tourism destinations, specifically, Ming dynasty culture tourist destination.

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

On June 24, 2011, Fujian Yida formed a wholly owned subsidiary, Fujian Yida Travel Service Co., Ltd (the “Yida Travel”). The total paid-in capital of Yida Travel was $1,546,670 (RMB 10 million).  Its primary business is to conduct domestic and international traveling services in China, including operating the direct sales of travel services for our tourist destinations at the Great Golden Lake, Yunding Recreational Park, and Hua’An Tulou Cluster, and our three tourist destinations, Ming Dynasty Entertainment World, China Yang-sheng (Nourishing Life) Paradise and City of Caves.

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

On June 6, 2012, Jiangxi Fenyi formed a wholly owned subsidiary, Fenyi (Yida) Property Development Co., Ltd. (“Fenyi Development”). The total paid-in capital of Fenyi Development was $792,532 (RMB 5 million). Its primary business is to conduct the business of real estate development and sales in China.

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

During the six-month period ended June 30, 2015, the Company reviewed its measurement for valuation of long-lived assets of Tulou Resort, and determined that the value of those long-lived assets has declined. Tulou Resort had experienced consecutive declines in revenue generated from its visitors and tourists and incurred net operating losses since the year 2012. In considering the above factors, the Company performed a long-lived asset recoverability test in accordance with ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets,” on the lowest level of identifiable cash flows. The recoverability test compared the carrying value of the long-lived assets held by Tulou Resort to the undiscounted cash flows. As a result of this recoverability test, the Company determined that the value of the assets was not recoverable.  The Company then determined the fair value for the long-lived assets of Tulou Resort using a discounted cash flow methodology, which resulted in a $4,384,335 long-lived assets impairment loss.

Despite that net operating losses were significantly lower in the year ended December 31, 2014 as compared to the prior year. While such losses increased again in year 2015, the Company believes that such impairment should have been recorded as of December 31, 2014. The balances as of and for the period ended March 31, 2015 in the accompanying unaudited financial statements have been restated.

In addition, the restatement corrects a classification made to the amortization of long-term prepayment in the prior period unaudited consolidated statement of cash flows to conform to the current year presentation, and an error previously not identified related to foreign translation gain (loss) on the unaudited consolidated statement of income and comprehensive income for the three months ended March 31, 2015.

The impact of the restatement of selected financial information on the consolidated financial statements is presented in the following tables within this Note below.

Consolidated Statements of Income and Comprehensive Income

	For The Three Months Ended March 31, 2015
	Previously Reported	Impact of Restatement	Restated
Cost of revenue	$2,169,091	$(31,910)	$2,137,181

Gross profit	403,871	31,910	435,781

Loss from operations	(4,313,454)	31,910	(4,281,544)

Loss before income tax	(6,266,495)	31,910	(6,234,585)

Net loss	(6,266,495)	31,910	(6,234,585)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(876,069)	1,219,572	343,503

Comprehensive loss	(7,142,564)	1,251,482	(5,891,082)

(Loss) Earnings per share:
- Basic	$(1.60)	$0.01	$(1.59)
- Diluted	$(1.60)	$0.01	$(1.59)

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Cash Flows

	For The Three Months Ended March 31, 2015
	Previously Reported	Impact of Restatement / Reclassification	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,266,495)	$31,910	$(6,234,585)
Depreciation	2,065,975	(31,910)	2,034,065
Amortization of long-term prepayments	-	213,360	213,360
Net cash used in operating activities	(4,122,308)	213,360	(3,908,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions of long-term prepayments for acquisition of property, equipment and land use rights	(22,793)	(213,360)	(236,153)
Net cash used in investing activities	(112,604)	(213,360)	(325,964)

3.	GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant negative cash flows from operating activities, and continuing net losses and working capital deficits that may affect its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to obtain adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The unaudited consolidated financial statements of China Yida Holding, Co. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

a. Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi, however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

b. Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fuyu, Fujian Yida, Tulou, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment,  Yida Arts, Yunding hotel, Jiangxi Travel, and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entities

According to the requirements of ASC 810, an Interpretation of Accounting Research Bulletin No. 51 that requires the financial statements of a Variable Interest Entity ("VIE") to be consolidated, the Company has evaluated the economic relationships of Fujian Jiaoguang which signed an exclusive right agreement with the Company. Therefore, Fujian Jiaoguang is considered to be a VIE, as defined by ASC Topic 810-10, of which the Company is the primary beneficiary.

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2016	December 31, 2015
Total current assets *	$27,663,671	$17,865,630
Total assets	$27,670,959	$17,872,871
Total current liabilities #	$36,528,533	$26,607,548
Total liabilities	$36,528,533	$26,607,548

* Including intercompany receivables of $27,651,875 and $16,979,261 as at March 31, 2016 and December 31, 2015, respectively, to be eliminated in consolidation.

# Including intercompany payables of $36,501,099 and $26,580,316 as March 31, 2016 and December 31, 2015, respectively, to be eliminated in consolidation.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2016 and December 31, 2015, the Company has uninsured deposits in banks of approximately $3,738,000 and $5,448,000, respectively.

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

f. Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments were assessed and recorded as of March 31, 2016 and December 31, 2015, respectively.

g. Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Building	20 years
Electronic Equipment	5 to 8 years
Transportation Equipment	8 years
Office Furniture	5 to 8 years
Leasehold Improvement and Attractions	Lesser of term of the lease or the estimated useful lives of the assets

h. Intangible assets

Intangible assets consist of acquisition of land use rights for tourism resorts.  They are amortized on the straight line basis over their respective lease periods. The lease period of land use rights is 40 years.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections that are considered necessary. There was no impairment loss recorded for the three months ended March 31, 2016 and 2015.

j. Revenue recognition

Revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services have been rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as unearned revenue.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Profit sharing costs are recorded as selling expenses for profit sharing arrangements with the local governments for the management rights (see Note 14).

For the three months ended March 31, 2016

Tulou

Gross receipts	$122,630

Profit sharing costs	-
Nature resource compensation expenses	14,135
Total paid to the local governments	14,135

Net receipts	$108,495

For the three months ended March 31, 2015

Tulou

Gross receipts	$101,190

Profit sharing costs	-
Nature resource compensation expenses	8,964
Total paid to the local governments	8,964

Net receipts	$92,226

k. Advertising costs

The Company expenses the cost of advertising as incurred or, as appropriate, the first time the advertising takes place. Advertising costs for the three months ended March 31, 2016 and 2015 were $212,122 and $281,768, respectively.

l. Post-retirement and post-employment benefits

Full time employees of subsidiaries of the Company participate in a government mandated multi-employer defined contribution plan pursuant to which certain pension benefits, medical care, employee housing, and other welfare benefits are provided to employees. Chinese labor regulations require that the subsidiaries of the Company make contributions to the government for these benefits based on a certain percentages of employees’ salaries. The Company has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were $94,471 and $83,266 for the three months ended March 31, 2016 and 2015, respectively.  Other than the above, neither the Company nor its subsidiaries provide any other post-retirement or post-employment benefits.

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

n. Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

u. Recent accounting pronouncements

In February 25, 2016, FASB issued ASU-2016-02-Leases (Topic 842). Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in the process of evaluating the future impact of adopting this standard.

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

In April 7, 2015, FASB issued ASU-2015-03-Interest-Imputation of Interest. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted this standard and the debt liability as of March 31, 2016 has been presented net of debt issuance costs.

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

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	March 31, 2016	December 31, 2015

Advance to employees	$215,266	$143,423
Security deposits	57,435	30,670
Other	33,797	27,301
	$306,498	$201,394

6.	ADVANCES AND PREPAYMENTS

Advances and prepayments consist of the following:

	March 31, 2016	December 31, 2015

Advance payments related to consumables of Yang-Sheng Paradise	$359,443	$345,536
Advance payments related to facilities of City of Caves	57,246	59,134
Advance payments related to facilities of Yang-Sheng Paradise	49,290	43,106
Advance payments related to facilities of Yunding resort	19,134	53,915
Other	33,408	34,617
	$518,521	$536,308

As of March 31, 2016 and December 31, 2015, advance payments related to the consumables to be used in Yang-sheng Paradise were $359,443 and $345,536, respectively.

As of March 31, 2016 and December 31, 2015, advance payments related to facilities of City of Caves, opened to public in May, 2015, were $57,246 and $59,134, respectively.

As of March 31, 2016 and December 31, 2015, advance payments related to facilities of Yang-sheng Paradise were $49,290 and $43,106, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015

Buildings, improvements and attractions	$190,233,865	$188,994,299
Electronic equipment	4,811,137	4,778,455
Transportation equipment	3,087,651	2,941,910
Office furniture	965,559	959,267
	199,098,212	197,673,931
Less: Accumulated depreciation	(28,579,562)	(26,346,577)
Less: Accumulated impairment	(4,178,286)	(4,151,061)
Property and equipment, net	$166,340,364	$167,176,293

Depreciation expense for the three months ended March 31, 2016 and 2015 were $2,031,489 and $2,034,065 respectively.

8.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015

Land use right	$45,773,909	$45,475,647
Accumulated amortization	(3,002,269)	(2,698,204)
Intangible assets, net	$42,771,640	$42,777,443

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	INTANGIBLE ASSETS, NET (CONTINUED)

For the three months ended March 31, 2016 and 2015, amortization expense amounted to $282,381 and $298,130, respectively.

Estimated amortization for the next five years and thereafter is as follows:

As of March 31,
2017	$1,128,408
2018	1,128,408
2019	1,128,408
2020	1,128,408
2021	1,128,408
Thereafter	37,129,600
$42,771,640

9.	LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2016	December 31, 2015
Prepayments for project planning, assessments and consultation fees	$1,080,748	$1,024,289
Prepayment for cooperative development	251,265	273,031
Others	100,048	128,815
	$1,432,061	$1,426,135

Prepayments for project planning, assessments and consultation fees represent advances relating to the planning, assessment and consultation for the development of tourism destinations in Jiangxi province.

In 2008, Hong Kong Yi Tat entered into a Tourist Destination Cooperative Development Agreement with Yongtai County Government with respect to the development of Yunding Park pursuant to which Fujian Yida is obligated to pay RMB 5.0 million, or approximately $0.82 million, to the Yongtai County People’s Government over the course of the first 10 years of the Agreement. By the end of 2013, the Company had fulfilled this obligation with total payments made in the amount of approximately $818,036 (RMB 5.0 million) recorded as prepayments for cooperative development to be expensed throughout the term of the Agreement. As of March 31, 2016 and December 31, 2015, prepayments for cooperative development amounted to $251,265 and $273,031, respectively.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	BANK LOANS

Short-term loans

Short-term loans represent borrowings from commercial banks that are due within one year. These loans consisted of the following:

	March 31, 2016	December 31, 2015

Loan from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou), interest rate at 8.245% per annum, due June 29, 2016, collateralized by the personal guarantees by two of the Company’s directors.	$1,860,638	$1,848,514

In June 2015, the Company borrowed an amount of $1,860,638 (RMB 12 million) due on June 29, 2016 from Fujian Haixia Bank, with the interest rate at 8.245% per annum.

Interest expense for the three months ended March 31, 2016 and 2015 amounted to $38,238 and $46,872, respectively.

Long-term debt

Long term debt consists of the following:

	March 31, 2016	December 31, 2015

Loan from China Minsheng Banking Corp, Ltd., interest rate at 9% per annum, final installment due on November 30, 2019, secured by the land use right of Jiangxi Zhangshu, collateralized by the personal guarantees by two of the Company’s directors. (Note (a))	$35,662,232	$35,429,857
Loan from China Construction Bank, interest rate at 6.55% per annum, final installment due on July 15, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (b))	28,529,786	28,343,885
Loan from Industrial and Commercial Bank of China Limited in the amount of $27,115,701, net of deferred financing costs amounted to $384,689, interest rate from 5.64% to 7.07% per annum, final installment due on December 16, 2021, collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Fujian Yida, and personal guarantees by two of the Company’s directors as additional collateral. (Note (c))	26,731,012	26,798,230
Loan from China Minsheng Banking Corp, Ltd., interest rate at 6.5% and 8.5% per annum for the periods then ended March 31, 2016 and December 31, 2015, respectively, final installment due on December 18, 2020, collateralized by the right to collect resort ticket sales at China Yang-sheng Paradise resort, guaranteed by Fujian Xinhengji Advertisement Co., Ltd, Fujian Yida, Yongtai Yunding, Jiangxi Fenyi, and personal guarantees by two of the Company’s directors as additional collateral. (Note (d))	26,359,040	26,187,286
Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (e))	4,031,383	4,005,114
Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (f))	4,031,383	4,005,114
Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (g))	3,411,170	3,388,943
Loan from China Construction Bank, interest rate at 7.86% per annum, final installment due on August 5, 2022, collateralized by the fixed assets of Fujian Yida and personal guarantees by two of the Company’s directors as additional collateral. (Note (h))	3,411,170	3,388,943
	132,167,176	131,547,372
Less: current portion	(3,411,170)	(3,388,943)
Total	$128,756,006	$128,158,429

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	BANK LOANS (CONTINUED)

Note:

(a)	$12,404,255 (RMB 80,000,000) and $23,257,977 (RMB 150,000,000) will be due in each twelve-month period as of March 31, 2019 and 2020, respectively.

(b)	$1,550,532 (RMB 10,000,000), $3,101,064 (RMB 20,000,000), $3,101,064 (RMB 20,000,000), $4,651,595 (RMB 30,000,000), $4,651,595 (RMB 30,000,000), $6,202,128 (RMB 40,000,000), and $5,271,808 (RMB 34,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively.

(c)	$27,115,701 (RMB 174,880,000) will be due on December 16, 2021. Deferred financing costs of $542,686 (RMB 3.50 million) was paid in order to obtain such additional debt used to construct resort project. These fees were deferred and amortized on a straight line basis over the life of the debt. The balance was amounted to $384,689 as of March 31, 2016.

(d)	$4,651,595 (RMB 30,000,000), $6,202,127 (RMB 40,000,000), $6,202,127 (RMB 40,000,000), and $9,303,191 (RMB 60,000,000) will be due in each twelve-month period as of March 31, 2018, 2019, 2020 and 2021, respectively.

(e)	$620,213 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, 2020, 2021 and 2022, respectively, and $310,105 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023.

(f)	$620,213 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, 2020, 2021 and 2022, respectively, and $310,105 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023.

(g)	$465,160 (RMB 3,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, and 2020, respectively, $620,213 (RMB 4,000,000), $620,213 (RMB 4,000,000), and $310,104 (RMB 2,000,000) will be due in each twelve-month period as of March 31, 2021, 2022 and 2023, respectively.

(h)	$155,053 (RMB 1,000,000), $310,105 (RMB 2,000,000), $465,160 (RMB 3,000,000), $620,213 (RMB 4,000,000), $620,213 (RMB 4,000,000), $620,213 (RMB 4,000,000), and $620,213 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively.

Interest expense for the three months ended March 31, 2016 and 2015 amounted to $2,260,633 and $1,901,536, respectively.

11.	ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

	March 31, 2016	December 31, 2015

Accrued payroll	$494,956	$469,968
Accrued local government fees	448,399	445,477
Unearned revenue	206,316	119,979
Security deposits payable	199,780	150,004
Welfare payable	12,596	12,514
Other	126,618	140,079
	$1,488,665	$1,338,021

12.	INCOME TAX

The Company is subject to Hong Kong (“HK”) and People’s Republic of China (“PRC”) profit tax. For certain operations in HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes.

United States

The Company is incorporated in the United States of America and is subject to United States federal taxation. No provisions for income taxes have been made as the Company has no taxable income for the period. The applicable income tax rate for the Company was 35% for the each of the periods ended March 31, 2016 and 2015. Net operating loss at March 31, 2016, which can be used to offset future taxable income, was approximately $4,812,776. No tax benefit has been realized since a valuation allowance has offset the deferred tax asset resulting from the net operating losses.

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	INCOME TAX (CONTINUED)

Cayman Islands

Keenway Limited, a wholly owned subsidiary of the Company, is incorporated in the Cayman Islands and, under the current laws of the Cayman Islands, is not subject to income taxes.

Hong Kong

Hong Kong Yi Tat, a wholly owned subsidiary of the Company, is incorporated in Hong Kong. Hong Kong Yi Tat is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. No provisions for income taxes have been made as Hong Kong Yi Tat has no taxable income for the period. The applicable statutory tax rate for the subsidiary was 16.5% for each of the years ended March 31, 2016 and 2015.

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

Provision for income tax consists of the following:

	For The Three Months Ended March 31,
	2016	2015

Current
USA	$-	$-
China	-	-
	-	-

Deferred
USA
Deferred tax asset for NOL carry forwards	170,849	32,480
Valuation allowance	(170,849)	(32,480)
	-	-
China
Non current portion
Deferred tax asset for NOL carry forwards	1,240,193	1,549,422
Valuation allowance	(1,240,193)	(1,549,422)
Net changes in deferred income tax under non-current portion	-	-

Net deferred income tax expenses	-	-

Provision for income tax	$-	$-

CHINA YIDA HOLDING, CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	INCOME TAX (CONTINUED)

The following is a reconciliation of the provision for income taxes at the PRC and Hong Kong tax rate to the income taxes reflected in the Statement of Income:

	For The three months Ended March 31,
	2016	2015

Tax expense at statutory rate - US	35.0%	35.0%
Changes in valuation allowance - US	(35.0%)	(35.0%)
Tax expense at statutory rate - HK	16.5%	16.5%
Changes in valuation allowance - HK	(16.5%)	(16.5%)
Foreign income tax rate - PRC	25.0%	25.0%
Other (a)	(25.0%)	(25.0%)
Effective income tax rates	(0.0%)	(0.0%)

(a)	Other represents expenses incurred by the Company that are not deductible for PRC income taxes and changes in valuation allowance for PRC entities for the three months ended March 31, 2016 and 2015, respectively.

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

The change in total allowance for the three months ended March 31, 2016 and 2015 was an increase of $1,411,042 and $1,581,902, respectively.

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

(3)   STOCK-BASED COMPENSATION

On June 10, 2009 (the “Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with one of the Company’s directors, pursuant to which the Company issued the director non-qualified stock options (the “Stock Options”) to purchase a total of 6,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s director.  One half of the Stock Options shall vest on the sixth month anniversary of the Grant Date (the “First Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the First Vesting Date and the second half of Stock Options shall vest on the twelfth month anniversary of the Grant Date (the “Second Vesting Date”) and become exercisable at an exercise price equal to the market price of the Company’s common stock on the Second Vesting Date.

On January 21, 2011 (the “CFO Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s former Chief Financial Officer, pursuant to which the Company issued non-qualified stock options (the “CFO Stock Options”) to purchase a total of 15,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Chief Financial Officer. 3,000 CFO Stock Options vested on the CFO Stock Option Grant Date; 4,000 CFO Stock Options shall vest on the one-year anniversary of the CFO Grant Date; 4,000 CFO Stock Options shall vest on the second-year anniversary of the CFO Grant Date; and 4,000 CFO Stock Options shall vest on the third-year anniversary of the CFO Grant Date.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

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

On January 21, 2011 (the “VPIR Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s former Corporate Secretary and VP of Investor Relations (“VPIR”) pursuant to which the Company issued non-qualified stock options (the “VPIR Stock Options”) to purchase a total of 15,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s VP of Investor Relation. 3,000 VPIR Stock Options shall vest on the VPIR Stock Option Grant Date; 4,000 VPIR Stock Options shall vest on the one-year anniversary of the VPIR Grant Date; 4,000 VPIR Stock Options shall vest on the second-year anniversary of the VPIR Grant Date; and 4,000 VPIR Stock Options shall vest on the third-year anniversary of the VPIR Grant Date. The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

On November 5, 2011, our former VPIR submitted a letter of resignation resigning from his position. The resignation was effective as of December 31, 2011. Under the Non-qualified Stock Option Agreement, if VPIR is removed from office for cause prior to the 21st  day of January, 2012, any outstanding stock option held by him which were not vested and exercisable by him immediately prior to resignation terminated as of the date of removal, and any outstanding stock options held by VPIR which had vested and exercisable immediately prior to removal shall be exercisable at any time prior to the expiration date of such stock option or within one-year after the date of removal, whichever is shorter. As a result, 12,000 VPIR Stock Options were forfeited as of December 31, 2011. On January 6, 2012, our former VPIR transferred options to purchase 3,000 shares to Mr. Minhua Chen, our Chief Executive Officer, as a gift.

On March 17, 2011 (the “ID Stock Option Grant Date”), the Company entered into a Non-qualified Stock Option Agreement with the Company’s Independent Director pursuant to which the Company issued non-qualified stock options (the “ID Stock Options”) to purchase a total of 6,000 shares of the Company’s common stock as compensation for his services to be rendered as the Company’s Independent Director. One half of the ID Stock Options vested on the ID Grant Date and the second half of ID Stock Options vested on June 10, 2011.  The exercise price for all of the shares was determined as the fair value of our common stock using the closing price on the grant date.

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

Type of Stock Option	Number of Options	Expected Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
Options to Independent Director, June 10, 2009	6,000	5.25	356%	0%	3.11%
Options to Chief Financial Officer, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to VP of Investor Relation, January 21, 2011	15,000	6.25	60%	0%	3.44%
Options to Independent Director, March 17, 2011	6,000	6.25	60%	0%	3.25%

The following is a summary of the option activity:

Number of Options

Outstanding as of December 31, 2015	18,000
Granted	-
Exercised	-
Forfeited	-
Outstanding as of March 31, 2016	18,000

For the three months ended March 31, 2016 and 2015, the Company recognized $0 and $0, respectively, as stock-based compensation expense, which was included in general and administrative expenses.

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

Operating lease agreements generally contain renewal options that may be exercised at the Company’s discretion after the completion of the terms. The Company’s obligations under various operating leases are as follows:

As of March 31,
2017	$31,783
2018	25,929
2019	25,971
2020	26,016
2021	26,063
Thereafter	780,646
Total minimum payments	$916,408

The Company incurred rental expenses of $23,264 and $84,332 for the three months ended March 31, 2016 and 2015, respectively.

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

The Company paid approximately $14,135 and $8,964 to the Hua’an government for the three months ended March 31, 2016 and 2015, respectively, and recorded as selling expenses.

(3)    Litigation

The Company’s management does not expect the legal proceedings involving the Company would have a material impact on the Company’s consolidated financial position or results of operations.

15.	DUE TO RELATED PARTIES

As of March 31, 2016 and December 31, 2015, the Company had $4,519,087 and $2,082,013 due to Fujian Xinhengji Advertisement Co., Ltd. Mr. Minhua Chen, the Chief Executive Officer and Chairman of the Company, is the Chairman of Fujian Xinhengji Advertisement Co., Ltd. Those loans are unsecured, bear no interest and are due on demand.

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

Basic and diluted:

	For The three months Ended March 31,
	2016	2015
		(Restated)
Numerator for basic and diluted earnings per share attributable to the Company’s common stockholders:
Net loss attributable to common stockholders	$(5,380,773)	$(6,234,585)

Basic & diluted earnings/(loss) per share attributable to common stockholders	$(1.37)	$(1.59)

Basic and diluted weighted average outstanding shares of common stock	3,914,580	3,914,580
Potential common shares outstanding as of March 31, 2016:
Options outstanding	18,000	18,000

For the three months ended March 31, 2016 and 2015, 18,000 options were not included in the diluted earnings per share because the average stock price was lower than the strike price of these options.

17.	SUBSEQUENT EVENTS

On April 12, 2016, The Company entered into an Amended and Restated Agreement and Plan of Merger, amended and restated its previously announced Agreement and Plan of Merger (the “Original Merger Agreement”), dated March 8, 2016, with China Yida Holding Acquisition Co., a Nevada corporation (“Acquisition Co.”). Having determined that a merger in which the Company survives is a more efficient structure, the Parties agreed to amend the Original Merger Agreement principally to change the structure of the merger such that Acquisition Co. will merge with and into the Company, with the Company surviving the Merger (the “Merger”). As a result of the Merger, (1) all of the shares of Acquisition Co. common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled, and (2) each of the Company’s shares of common stock issued and outstanding immediately prior to the effective time of the Merger (the “Shares”) will be cancelled and automatically converted into a right to receive US$3.32 in cash without interest, except for the Shares (the “Principal Shares”) owned by Mr. Minhua Chen and Mrs. Yanling Fan (the “Principal Shareholders”) and the Shares held by shareholders who have exercised their rights to dissent from the Merger. After completion of the Merger, the Principal Shares will be the only issued and outstanding shares of the surviving company. Shares with respect to which dissenters’ rights have been properly exercised and not withdrawn or lost will be cancelled in consideration for the right to receive the fair value of such dissenting shares in accordance with the Nevada Revised Statutes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016 (the “Annual Report”). Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We were formed on June 4, 1999, as Apta Holdings, Inc., to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company having its primary operations in the PRC. On November 19, 2007, we consummated the acquisition of Keenway Limited, Hong Kong Yi Tat International Investment Co., Ltd (“Hong Kong Yi Tat”), and the then shareholders of Keenway Limited, including Minhua Chen, Yanling Fan, Xinchen Zhang, Extra Profit International Limited and Lucky Glory International Limited, received shares of our common stock.

After disposition of our advertising business, our current business consists solely of tourism. Our tourism business has been the primary source of our revenue since the first quarter of 2014.

We currently operate the Hua’An Tulou cluster (“Tulou” or the “Earth Buildings”) tourist destination (which is certified as a World Culture Heritage), Yunding Recreational Park (Large-scale National Recreational Park), covering over 300 square kilometers, and China Yang-sheng (Nourishing Life) Paradise Project (“China Yang-sheng Paradise”). As of March 31, 2016, through our wholly owned subsidiaries in China, we have entered into two cooperation agreements respectively with the local Chinese government agents, namely, (i) the Jiangxi Province Zhangshu Municipal Government, and (ii) the Fenyi County, Xinyu City, Jiangxi Province Government. Under these agreements, we obtained the right to invest in the construction and development of Yang-sheng Paradise) (consists of: (a) Salt Water Hot Spring SPA & Health Center, (b) Yang-Sheng Holiday Resort, (c) World Yang-sheng Cultural Museum, (d) International Camphor Tree Garden, (e) Chinese Medicine and Herb Museum, (f) Yang-sheng Sports Club, (g) Old Town of Chinese Traditional Medicine and (h) various other Yang-sheng related projects and tourism real estate projects) with a forty (40) year exclusive right to develop, operate and manage a variety of caves, hot springs and other natural and cultural tourist resources identified in the Meng Mountain area, and various caves and tourist resources of the Dagang Mountain located in Fenyi County, Xinyu City, Jiangxi Province (“City of Caves”).

The revenue from tourism has been increasing. However, any increase in tourism revenue will depend on the progress we make in developing our existing and new projects in our other tourist destinations. Our tourism business is seasonal, although we have visitors to our parks throughout the year. In 2016, we will continue to develop and construct the new Jiangxi projects such as the second phase construction of Yang-sheng Paradise and the City of Caves. The first phase of City of Caves in Jiangxi was completed and opened to the public in May, 2015.

Factors Affecting Our Performance

Our revenue is driven by the reputation of our tourist destinations. We strive to provide quality tourist attractions that offer our visitors diverse entertainment, including catering, hotel, transportation and shopping. We generate our revenue from our visitors and tourists. We incur many costs associated with operating the tourist business, including, administration fees, land use rights expenses and revenue sharing fees.

We began to generate revenue after the grand openings of Yang-sheng Paradise, which opened in October 2014, and the grand openings of City of Caves, which opened in May 2015. We expect Yunding will continue to grow.

Results of Operations

Results of Operations for the three months ended March 31, 2016 and 2015

The following table presents a summary of operating information for the three months ended March 31, 2016 and 2015:

			Increase/	Increase/
	For The Three Months		(Decrease)	(Decrease)
	Ended March 31,		U.S. Dollar	Percentage
(All amounts, other than percentage, in U.S. Dollar)	2016	2015	($)	(%)
Net revenue	$3,497,661	$2,572,962	$924,699	35.94
Cost of revenue	2,375,710	2,137,181	238,529	11.16
Gross profit	1,121,951	435,781	686,170	157.46

Selling expenses	2,219,600	2,509,369	(289,769)	(11.55)
General and administrative expenses	2,012,719	2,207,956	(195,237)	(8.84)
Loss from operations	(3,110,368)	(4,281,544)	1,171,176	(27.35)
Other (expense) income, net	22,799	(7,711)	30,510	(395.67)
Interest income	5,667	3,078	2,589	84.11
Interest expense	(2,298,871)	(1,948,408)	(350,463)	17.99
Loss before income tax and non-controlling interest	(5,380,773)	(6,234,585)	853,812	(13.69)
Less: Provision for income tax	-	-	-	-
Net loss	$(5,380,773)	$(6,234,585)	$853,812	(13.69)

Net Revenue

Net revenue from continuing operations increased by approximately $0.93 million or approximately 35.94%, from approximately $2.57 million for the three months ended March 31, 2015 to approximately $3.50 million for the three months ended March 31, 2016, including approximately $1.91 million from Yunding Park, which represents an increase of $0.17 million or 10%, $0.12 million from Hua’an Tulou, which represents an increase of $0.02 million or 20%, $0.59 million from China Yang-sheng paradise, which represents a decrease of $0.14 million or 19%, and $0.88 million from the City of Caves, which represents an increase of $0.88 million or 100%, for the three months ended March 31, 2016, as compared to that of the three months ended March 31, 2015. The primary sources of the revenues are ticket sales, tour shuttle bus fees, accommodation and sales from restaurants. The increase in tourism business was primarily due to the revenue increase at China Yang-sheng Paradise and the City of Caves due to effective marketing and promotions that led to an increase in number of visitors. We provided deeper ticket discounts due to the fierce competition among the destinations and the decreased tourist consumption. We expect the fierce competition and the reduced tourist consumption to continue in the near future.

Cost of Revenue

Cost of revenues increased by approximately $0.24 million or approximately 11.16%, from approximately $2.14 million for the three months ended March 31, 2015 to approximately $2.38 million for the three months ended March 31, 2016. The increase in cost of revenue was primarily due to an increase in the depreciation cost of City of Caves, which was opened to public in May, 2015.

Gross profit

Gross profit increased approximately $0.68 million, or approximately 157.46%, from approximately $0.44 million for the three months ended March 31, 2015 to approximately $1.12 million for the three months ended March 31, 2016. Our gross profit margin was approximately 32.08% for the three months ended March 31, 2016, compared to gross profit margin of approximately 16.94% for the three months ended March 31, 2015, representing an increase of approximately 15 percentage points. The increase of gross profit margin was primarily due to the revenue increase at China Yang-sheng Paradise and the City of Caves.

Selling Expenses

Selling expenses were approximately $2.22 million for the three months ended March 31, 2016, compared to approximately $2.51 million for the three months ended March 31, 2015, which represents a decrease of approximately $0.29 million, or approximately 11.55%. The decrease in selling expense was primarily due to the decrease in variable costs, including operation costs of shuttle buses and cable cars, hotel maintaining costs, and marketing expenses at China Yang-sheng Paradise, Yunding and Tulou during the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses were approximately $2.01 million for the three months ended March 31, 2016, compared to approximately $2.21 million for the three months ended March 31, 2015, which represents a decrease of approximately $0.20 million, or approximately 8.84%. This decrease was due to the decrease of administrative expenses for the operation of China Yang-sheng Paradise, Yunding Park, and City of Caves during the three months ended March 31, 2016.

Interest expense

Interest expense was approximately $2.30 million for the three months ended March 31, 2016, representing an increase of approximately $0.35 million or approximately 17.99%, compared to approximately $1.95 million for the three months ended March 31, 2015. The increase was primarily due to Company obtaining more bank loans in after the first quarter of 2015, thus causing the Company to incur an increase in interest payments in 2016.

Net Loss

As a result of the above factors, we experienced a net loss of approximately $5.38 million for the three months ended March 31, 2016 as compared to a net loss of approximately $6.23 million for the three months ended March 31, 2015, representing a decrease of loss of approximately $0.85 million or approximately 13.69%. The decrease in net loss was primarily attributable to the revenue increase at China Yang-sheng Paradise and City of Caves for the three months ended March 31, 2016 as compared to three months ended March 31, 2015.

Liquidity and Capital Resources

Our consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant negative cash flows from operating activities, and continuing net losses and working capital deficits may effect our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

Our principal source of liquidity during the three months ended March 31, 2016 was primarily the proceeds from loans from related parties.

As of March 31, 2016, we had cash and cash equivalents of approximately $3.82 million as compared to approximately $5.48 million as of December 31, 2015, representing a decrease of $1.66 million. Our principal source of liquidity during the three months ended March 31, 2016 was primarily the net proceeds from loans from related parties of approximately $2.39 million.

As of March 31, 2016 and December 31, 2015, our working capital deficits were approximately $5.24 million and $1.75 million, respectively.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months Ended March 31,
	2016	2015

Net cash used in operating activities	$(3,458,627)	$(3,908,948)
Net cash used in investing activities	$(345,400)	$(325,964)
Net cash provided by financing activities	$2,134,619	$12,594,349

Net cash used in operating activities was approximately $3.46 million for the three months ended March 31, 2016, compared to approximately $3.91 million for the three months ended March 31, 2015. The decrease of $0.45 million cash used was primarily due to the net loss of $5.38 million for the three months ended March 31, 2016 as compared to the net loss of $6.23 million for the three months ended March 31, 2015.

Net cash used in investing activities was approximately $0.35 million for the three months ended March 31, 2016, compared to approximately $0.33 million of cash used in investing activities for the three months ended March 31, 2015.

Net cash provided by financing activities amounted to approximately $2.13 million for the three months ended March 31, 2016, compared to approximately $12.59 million of cash provided by financing activities for the three months ended March 31, 2015, representing a decrease of approximately $10.46 million. The decrease in net cash provided by financing activities was mainly because, during the three months ended March 31, 2015, the primary source of cash provided by financing activities was proceeds from long-term loans of approximately $29.29 million in 2015, offset by the repayment of related party loans of approximately $16.13 million, while in the same period of 2016, the primary source of cash provided by financing activities was proceeds from related party loans of approximately $2.39 million.

Bank loans

As of March 31, 2016, the Company had nine bank loans from three institutional lenders for the development of tourism destinations, as follows:

1.	A loan for approximately $1.86 million from Fujian Haixia Bank (formerly known as Merchant bank of Fuzhou). The loan bears interest at 8.245% per annum and is due on June 29, 2016, collateralized by the personal guarantees of two of the Company’s directors.

2.	A loan for approximately $35.66 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 9% per annum. $12,404,255 (RMB 80,000,000) and $23,257,977 (RMB 150,000,000) will be due in each twelve-month period as of March 31, 2019 and 2020, respectively. It is secured by the land use right of Jiangxi Zhangshu and collateralized by the personal guarantees by two of the Company’s directors.

3.	A loan for approximately $28.53 million from China Construction Bank. It bears interest at 6.55% per annum. $1,550,532 (RMB 10,000,000), $3,101,064 (RMB 20,000,000), $3,101,064 (RMB 20,000,000), $4,651,595 (RMB 30,000,000), $4,651,595 (RMB 30,000,000), $6,202,128 (RMB 40,000,000) and $5,271,808 (RMB 34,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively. It is secured by the fixed assets of Fujian Yida and collateralized by the personal guarantees of two of the Company’s directors.

4.

A loan for approximately $26.73 million from Industrial and Commercial Bank of China Limited. The loan bears interest at from 5.64% to 7.07% per annum, and is due on December 16, 2021. It is collateralized by the land use rights of Jiangxi Fenyi, guaranteed by Fujian Yida, and personal guarantees by two of the Company’s directors. Deferred financing costs of $542,686 (RMB 3.50 million) was paid in order to obtain such additional debt used to construct the resort project.  These fees were deferred and amortized on a straight line basis over the life of the debt. The balance amounted to $384,689 as of March 31, 2016.

5.	A loan for approximately $26.36 million from China Minsheng Banking Corp, Ltd. It bears interest rate at 6.5% per annum during the three months ended March 31, 2016. $4,651,595 (RMB 30,000,000), $6,202,127 (RMB 40,000,000), $6,202,127 (RMB 40,000,000), and $9,303,191 (RMB 60,000,000) will be due in each twelve-month period as of March 31, 2018, 2019, 2020 and 2021, respectively. It is collateralized by the right to collect resort ticket sales at China Yang-sheng Paradise resort, guaranteed by Fujian Xinhengji Advertisement Co., Ltd, Fujian Yida, Yongtai Yunding, Jiangxi Fenyi and personal guarantees by two of the Company’s directors as additional collateral.

6.	A loan for approximately $4.03 million from China Construction Bank. It bears interest at 7.86% per annum. $620,213 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, 2020, 2021 and 2022, respectively, and $310,105 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023. It is secured by the fixed assets of Fujian Yida and collateralized by the personal guarantees of two of the Company’s directors.

7.	A loan for approximately $4.03 million from China Construction Bank. It bears interest at 7.86% per annum, $620,213 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, 2020, 2021 and 2022, respectively, and $310,105 (RMB 2,000,000) will be due in the twelve-month period as of March 31, 2023. It is secured by the fixed assets of Fujian Yida and collateralized by the personal guarantees of two of the Company’s directors.

8.	A loan for approximately $3.41 million from China Construction Bank. It bears interest at 7.86% per annum. $465,160 (RMB 3,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, and 2020, respectively, $620,213 (RMB 4,000,000), $620,213 (RMB 4,000,000), and $310,104 (RMB 2,000,000) will be due in each twelve-month period as of March 31, 2021, 2022 and 2023, respectively. It is secured by the fixed assets of Fujian Yida and collateralized by the personal guarantees of two of the Company’s directors.

9.	A loan for approximately $3.41 million from China Construction Bank. It bears interest at 7.86% per annum. $155,053 (RMB 1,000,000), $310,105 (RMB 2,000,000), $465,160 (RMB 3,000,000), $620,213 (RMB 4,000,000), $620,213 (RMB 4,000,000), $620,213 (RMB 4,000,000), and $620,213 (RMB 4,000,000) will be due in each twelve-month period as of March 31, 2017, 2018, 2019, 2020, 2021, 2022 and 2023, respectively. It is secured by the fixed assets of Fujian Yida and collateralized by the personal guarantees of two of the Company’s directors.

Over the next 12 months, the Company has approximately $5.27 million in bank loans that will mature. We plan to replace these loans with new bank loans in approximately the same aggregate amounts.

We believe we can arrange for the projects’ funding based upon the actual cash flow expenditures required, which means we expect to be able to accelerate the construction as we have more cash flow and we can slow down the construction if and when we are lacking funds.

Obligations Under Material Contracts

Below is a table setting forth the Company’s material contractual obligations as of March 31, 2016:

		Payment due by period
Contractual Obligations	Total	1 year	1-3 years	3-5 years	More than 5 years*

Bank Loans	$134,412,506	$5,271,809	$33,646,542	$52,873,136	$42,621,019
Operating Lease Obligations	916,408	31,783	51,900	52,079	780,646
Total	$135,328,914	$5,303,592	$33,698,442	$52,925,215	$43,401,665

*Representing gross amount to be repaid, excluding net deferred financing costs of $384,689.

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

The Company paid approximately $14,135 and $8,964 to the Hua’an government for the three months ended March 31, 2016 and 2015, respectively, and recorded the payments as selling expenses.

2016 Outlook

In 2016, we will continue the development of two new tourism projects, Yang-sheng Paradise in Zhangshu City, Jiangxi province, and City of Caves in Fenyi City, Jiangxi province, which represent our commitment to expanding our business operations by applying our current business model to the development of other valuable tourist destinations outside Fujian province and throughout China. Now that the Company has more cash generated from two new opened tourism sites, we will continue to develop the projects.

Critical Accounting Policies

The unaudited consolidated financial statements of China Yida Holding, Co. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.  The consolidated balance sheet information as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.  These interim financial statements should be read in conjunction with that report.  Certain comparative amounts have been reclassified to conform to the current period's presentation.

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi, however, the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China Yida and its wholly-owned subsidiaries Keenway Limited, Hong Kong Yi Tat, Fuyu, Fujian Yida, Tulou, Yongtai Yunding, Jiangxi Zhangshu, Jiangxi Fenyi, Yida Travel, Fenyi Development, Zhangshu Development, Zhangshu Investment,  Yida Arts, Yunding hotel, Jiangxi Travel, and the accounts of its variable interest entity, Fujian Jiaoguang. All significant inter-company accounts and transactions have been eliminated in consolidation.

Consolidation of Variable Interest Entities

According to the requirements of ASC 810, an Interpretation of Accounting Research Bulletin No. 51 that requires the financial statements of a Variable Interest Entity ("VIE") to be consolidated, the Company has evaluated the economic relationships of Fujian Jiaoguang which signed an exclusive right agreement with the Company. Therefore, Fujian Jiaoguang is considered to be a VIE, as defined by ASC Topic 810-10, of which the Company is the primary beneficiary.

The carrying amount and classification of Fujian Jiaoguang’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	March 31, 2016	December 31, 2015
Total current assets *	$27,663,671	$17,865,630
Total assets	$27,670,959	$17,872,871
Total current liabilities #	$36,528,533	$26,607,548
Total liabilities	$36,528,533	$26,607,548

* Including intercompany receivables of $27,651,875 and $16,979,261 as at March 31, 2016 and December 31, 2015, respectively, to be eliminated in consolidation.

# Including intercompany payables of $36,501,099 and $26,580,316 as March 31, 2016 and December 31, 2015, respectively, to be eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased, to be cash and cash equivalents. As of March 31, 2016 and December 31, 2015, the Company has uninsured deposits in banks of approximately $3,738,000 and $5,448,000, respectively.

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

Advances and prepayments

The Company advances funds to certain vendors for purchase of its construction materials and necessary services. Based on the management’s judgment, no allowance for advances and prepayments were assessed and recorded as of March 31, 2016 and December 31, 2015, respectively.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extends the life of property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets or lease term as follows:

Building	20 years
Electronic Equipment	5 to 8 years
Transportation Equipment	8 years
Office Furniture	5 to 8 years
Leasehold Improvement and Attractions	Lesser of term of the lease or the estimated useful lives of the assets

Intangible assets

Intangible assets consist of acquisition of land use rights for tourism resorts.  They are amortized on the straight line basis over their respective lease periods. The lease period of land use rights is 40 years.

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

Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows as the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the information available, judgments and projections that are considered necessary. There was no impairment loss recorded for the three months ended March 31, 2016 and 2015.

Revenue recognition

Revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services have been rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Profit sharing costs are recorded as selling expenses for profit sharing arrangements with the local governments for the management rights (see Note 14).

For the three months ended March 31, 2016

Tulou

Gross receipts	$122,630

Profit sharing costs	-
Nature resource compensation expenses	14,135
Total paid to the local governments	14,135

Net receipts	$108,495

For the three months ended March 31, 2015

Tulou

Gross receipts	$101,190

Profit sharing costs	-
Nature resource compensation expenses	8,964
Total paid to the local governments	8,964

Net receipts	$92,226

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. There were no deferred income tax assets as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, the statutory reserve of the subsidiaries already reached 50% of the registered capital of the subsidiaries and the Company did not have any further allocation on it.

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

Recent accounting pronouncements

In February 25, 2016, FASB issued ASU-2016-02 — Leases (Topic 842). Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The FASB is issuing this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease (as that term is defined in this Update), with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. Reasonably certain is a high threshold that is consistent with and intended to be applied in the same way as the reasonably assured threshold in the previous leases guidance. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still in the process of evaluating future impact of adopting this standard.

In November 20, 2015, FASB issued ASU-2015-17 — Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard.

In April 7, 2015, FASB issued ASU-2015-03 — Interest-Imputation of Interest. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adapted this standard and the debt liability as of March 31, 2015 has been presented net of debt issuance costs.

In February 18, 2015, FASB issued ASU 2015-02 — Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is still in the process of evaluating future impact of adopting this standard.

In August 2014, FASB issued ASU 2014-15 - Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update state the disclosure of uncertainties about an entity’s ability to continue as a going concern. An entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). When management identifies conditions or events that raise substantial doubt, management should consider whether its plans will alleviate the substantial doubt.

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

Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting.

During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There has been no material change to our risk factors from those presented in our Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
2.1	Amended and restated Agreement and Plan of Merger, dated as of April 12, 2016, by and between the Company and China Yida Holding Acquisition Co.*
9.1	Voting Agreement dated as of April 12, 2016, by and among the Company, Mr. Minhua Chen and Mrs. Yanling Fan.*
9.2	Termination Agreement, dated as of April 12, 2016, by Mr. Minhua Chen and Mrs. Yanling Fan in favor of the Company.*
9.3	Termination Agreement, dated as of April 12, 2016, by and among the Company, Mr. Minhua Chen and Mrs. Yanling Fan.*
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))**
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed April 13, 2016 on Form 8-K.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2016

CHINA YIDA HOLDING, CO.

By:	/s/ Minhua Chen
Minhua Chen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yongxi Lin
Yongxi Lin Chief Financial Officer (Principal Financial Officer)

